Form 10-Q
period 1997-09-30
A C MOORE ARTS & CRAFTS INC
filed 1997-11-14
CIK 1042809

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549

                                   FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from        to          .
                               -------    -------

Commission File Number: 000-23157
                        ---------

                         A.C. MOORE ARTS & CRAFTS, INC.
             (Exact name of registrant as specified in its charter)


        Pennsylvania                                           22-3527763
        ------------                                           ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

                    500 University Court Blackwood, NJ 08012
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (609) 228-6700
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       No  X
   ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                       Outstanding at November 12, 1997
-----                                       --------------------------------

Common Stock, no par value                     7,405,000

A.C. MOORE ARTS & CRAFTS, INC.  AND SUBSIDIARY
BALANCE SHEET
(IN THOUSANDS EXCEPT SHARE DATA)

                                                       December         September        September
                                                        31,1996          30,1997          30,1997
                                                       --------         ---------        ---------
                                                                                         PRO FORMA
                                                                               (UNAUDITED)
                ASSETS
Current assets:

Cash and cash equivalents                             $  6,431          $   999          $14,709
Accounts receivable                                        162              212              212
Inventories                                             25,255           35,189           35,189
Prepaid expenses and other current assets                  361              947              604
                                                      --------          -------          -------
                                                        32,209           37,347           50,714

Property and equipment, net                              5,114            6,920            6,920
Other assets                                               476              526              526
                                                      --------          -------          -------
                                                      $ 37,799          $44,793          $58,160
                                                      ========          =======          =======
Liabilities and Shareholders' Equity

Current liabilities:
Borrowings under line of credit                       $     --          $ 7,331          $    --
Current portion of long-term dept                        1,857            1,857
Trade accounts payable                                   6,226           10,526           10,526
Accrued payroll                                          1,795            1,235            1,235
Accrued income, payroll and sales taxes                  1,022              749              749
Accrued expenses                                           712              944              994
                                                      --------          -------          -------
                                                        11,612           22,642           13,504
                                                      --------          -------          -------

Long-term debt                                           6,653            5,260
Loans from shareholders-subordinated                    11,095           14,800               --
Deferred tax liability                                      --               --              659
Other long term liabilities                                947            1,135            1,135
                                                      --------          -------          -------
                                                        18,695           21,195            1,794
                                                      --------          -------          -------
                                                        30,307           43,837           15,298
                                                      --------          -------          -------
Shareholders' equity:

Preferred stock, no par value, 5,000,000 shares authorized, none issued

Common stock, no par value, 20,000,000 shares
authorized, 4,300,000 shares outstanding at
December 31, 1996 and September 30, 1997,
7,405,000 pro forma shares outstanding at
September 30, 1997                                         200              200           42,815

Retained earnings                                        7,292              756               47
                                                      --------          -------          -------
                                                         7,492              956           42,862
                                                      --------          -------          -------
                                                      $ 37,799          $44,793          $58,160
                                                      ========          =======          =======

See accompanying notes to financial statements

A.C. MOORE ARTS & CRAFTS, INC.
STATEMENT OF INCOME
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)


                                                                   Three months ended                     Nine months ended
                                                                       September 30,                         September 30,
                                                             ----------------------------             --------------------------
                                                               1996                1997                1996                1997
                                                             ----------------------------             --------------------------
Net sales                                                 $   25,687          $   31,295          $   70,666          $   84,952

Cost of sales (including buying and
  distribution costs)                                         16,416              19,770              45,154              53,731
                                                           ------------------------------          -----------------------------
Gross Margin                                                   9,271              11,525              25,512              31,221
Selling, general and administrative expenses                   8,176              10,779              23,809              29,333
Pre-opening expenses                                              --                 397                 140               1,106
                                                           ------------------------------          -----------------------------
Income from operations                                         1,095                 349               1,563                 782
  Interest expense                                               170                 260                 431                 540
                                                           ------------------------------          -----------------------------
Income before income taxes                                       925                  89               1,132                 242
  State income tax expense                                        14                  --                  31                   7
                                                           ------------------------------          -----------------------------
Net Income                                                $      911          $       89          $    1,101          $      235
                                                           ==============================          =============================
Pro forma and supplemental income date (Note 3):
Income before income taxes, as reported                   $      925          $       89          $    1,132          $      242
   Pro forma income tax provision                                364                  36                 447                  97
                                                           ------------------------------          -----------------------------
Pro forma net income                                      $      561          $       53          $      685          $      145
                                                           ==============================          =============================
Pro forma net income per share                            $     0.12          $     0.01          $     0.15          $     0.03
                                                           ==============================          =============================
Pro forma weighted average shares
   outstanding                                             4,623,249           4,623,249           4,623,249           4,623,249

Supplemental pro forma net income per                     $     0.11          $     0.03          $     0.17          $     0.08
   share                                                   ==============================          =============================

Supplemental pro forma weighted average
  shares outstanding                                       5,978,322           6,435,378           5,978,322           6,435,378


See accompanying notes to financial statements

A.C. MOORE ARTS & CRAFTS, INC.
STATEMENT OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                ------------------------------
                                                                                 1996                    1997
                                                                                ------                  ------
Cash flows from operating activities:

Net income                                                                     $ 1,101                 $   235

Adjustments to reconcile net income to net cash
   (used in) operating activities:
   Depreciation and amortization                                                   832                   1,065
   Changes in assets and liabilities:
       Accounts receivable                                                          34                     (51)
       Inventories                                                              (3,241)                 (9,934)
       Prepaid expenses and other current assets                                   (95)                   (585)
       Accounts payable and accrued expenses                                       847                   3,698
       Othor assets                                                                (21)                    (50)
       Other long-term liabilities                                                  78                     188
                                                                                ------                  ------
Net cash (used 1n) operating activities                                           (465)                 (5,434)
                                                                                ------                  ------

Cash flows (used in) investing activlties: Capital expenditures                 (1,041)                 (2,871)
                                                                                ------                  ------
Cash flows from financing activities:
   Proceeds from line of credit                                                   --                     7,331
   Proceeds from shareholders' loans                                             3,500                   3,705
   Repayment of long-term debt                                                    (311)                 (1,392)
   Distributions to shareholders                                                (6,567)                 (6,771)
                                                                                ------                  ------

Net cash provided by (used in) financing activities                             (3,378)                  2,873
                                                                                ------                  ------

Net (decrease) in cash                                                          (4,884)                 (5,432)

Cash and cash equivalents at beginning of year                                   5,875                   6,431
                                                                                ------                  ------
Cash and cash equivalents at end of year                                       $   991                 $   999
                                                                                ======                  ======

See accompanying notes to financial statements

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

(1) Basis of Presentation

The consolidated financial statements included herein include the accounts of A.C. Moore Arts & Crafts, Inc. (the Company) and its wholly owned subsidiary. The Company is a chain of 25 retail superstores (23 of which were open as of September 30, 1997) selling arts and crafts merchandise. The stores are located in the mid-Atlantic and Northeast regions.

These financial statements have been prepared by management without audit and should be read in conjunction with the consolidated financial statements and notes thereto for the year 1996. Due to the seasonality of the Company's business, the results for the interim periods are not necessarily indicative of the results for the year. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. In the opinion of management, all such adjustments are of a normal and recurring nature.

(2) Management Estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported period and related disclosures. Significant estimates made as of and for the three and nine month periods ended September 30, 1996 and September 30, 1997 include provisions for shrinkage, capitalized buying, warehousing and distribution costs related to inventory and markdowns of merchandise inventories. Actual results could differ from those estimates.

(3) Pro Forma and Supplemental Information

Earnings Per Share
The computation of primary pro forma earnings per share is based on the weighted average number of outstanding common shares during the period plus common stock equivalents, if dilutive, consisting of certain shares subject to stock options. Pursuant to the requirements of the Securities and Exchange Commission, common and common equivalent shares issued by the Company during the twelve month period immediately preceeding the filing of the initial public offering have been included in the calculation of the shares used in computing net income per share as if they were outstanding for all periods presented, using the treasury stock method and the initial public offering price of $15.00 per share. Additionally, the weighted average number of outstanding common shares includes the effects of the incremental number of shares required to fund distributions to shareholders in excess of earnings for the preceding 12 months (including the estimated distribution of $50,000 to be paid from a portion of the net proceeds of the sale of shares). Historical net income per share data has not been presented since such amounts are not deemed to be meaningful due to the significant change in the Company's capital structure which occurred in connection with the initial public offering of the Company's common stock (the Offering).

The supplemental pro forma net income per share is based on pro forma net income per share, increased to give effect to the reduction in interest costs of $105,000 and $319,000 for the three and nine months ended September 30, 1996, respectively, and $156,000 and $354,000 for the three and nine months ended September 30, 1997, respectively, (net of the applicable income taxes), which would have resulted assuming the application of a portion of the net proceeds from the Offering were used to repay certain indebtedness of the Company.

Pro Forma Balance Sheet
The unaudited pro forma balance sheet reflects the sale of the shares of Common Stock of the Company in the initial public offering at a price of $15.00 per share, net of underwriting discounts and commissions and estimated offering expenses and the application of the net proceeds therefrom. It also reflects a distribution of earnings of $50,000 in connection with the Company's conversion from S Corporation to C Corporation status and a charge associated with the provision for deferred income taxes of $659,000 which the Company will recognize upon its termination of S Corporation status assuming the termination occurred at September 30, 1997.

Pro Forma Taxes

On October 9, 1997 the Company terminated its S Corporation status and converted to C Corporation status. As an S Corporation, the net income of the Company for federal and certain state income tax purposes was taxable directly to the Company's shareholders. The Company's future earnings will be subject to corporate taxes.

The pro forma information has been computed as if the Company was subject to federal and all applicable state corporate income taxes for each of the periods presented, assuming the tax rate that would have applied had the Company been taxed as a C Corporation.

(4) Equity Offering

On October 1997 the Company completed an initial public offering of 2,700,000 shares of its common stock. Net proceeds to the Company, after deducting underwriting discounts and commissions and expenses, were $37,015,000. The proceeds were used to retire long-term debt, borrowings under a line of credit and loans from shareholders totaling approximately $29,250,000. In November 1997, an additional 405,000 shares of common stock were sold pursuant to the underwriters' over-allotment option, providing additional net proceeds to the Company of approximately $5,600,000.


(5) Stock Inocntivc Plan

The Company's Employee, Director and Consultant Stock Option Plan (the "1997 Plan"), pursuant to which 1,000,000 shares of common stock may be granted, was adopted by the Company's Board of Directors in July 1997 for the purpose of securing for the Company and its shareholders the benefits arising from the ownership of Company stock options by key employees and non-employee directors who are expected to contribute to the Company's future growth and success. On July 22, 1997, options to purchase 444,500 shares of common stock were granted under the 1997 Plan at an exercise price per share of $9.00. On September 15, 1997, the Company amended the 1997 Plan to permit the exercise of options granted under the 1997 Plan without regard to whether the Company has completed an initial public offering. The Company's estimated fair value on the date the Plan was amended (measurement date) was $10.20. The options granted to date under the 1997 Plan vest one-third in 1998, one-third in 1999 and one-third in 2000. Accordingly, the Company will record aggregate compensation expense of approximately $533,000 spread ratably over the three-year vesting period.

ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains certain forward-looking statements. These forward-looking statements do not constitute historical facts and involve risks and uncertainties. Actual results could differ materially from those referred to in the forward-looking statements due to a number of factors, including, but not limited to, the following: ability to open and operate new stores; weather and economic conditions; dependence on key personnel; competition; ability to anticipate merchandise trends and consumer demands; ability to maintain relationships with suppliers, successful implementation of systems, and ability to meet future capital needs. For additional information concerning factors that could cause actual results to differ materially from the information contained herein, reference is made to the information under the heading "Risk Factors" in the Company's Registration Statement on Form S-1 (Registration No. 333-32859) dated October 9, 1997 as filed with the Securities and Exchange Commission.

Due to the importance of the fall selling season, the fourth quarter has historically contributed, and the Company expects it will continue to contribute, disproportionately to the Company's profitability for the entire ycar. As a result, the Company's quarterly results of operations may fluctuate. In addition, results of a period shorter than a full year may not be indicative of results expected for the entire year.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales and the number of stores open at the end of each such period:

                                             For the three months             For the nine months
                                             ended September 30,              ended September 30,
                                            -----------------------           -----------------------
                                             1996             1997             1996             1997
                                            -----------------------           -----------------------
Net Sales                                   100.0%           100.0%           100.0%           100.0%

Cost of Sales                                63.9%            63.2%            63.9%            63.3%
                                            -----------------------           -----------------------
Gross Margin                                 36.1%            36.8%            36.1%            36.7%
 Selling, General
    and Administrative Expenses              31.8%            34.4%            33.7%            34.5%
 Pre-Opening Expenses                         0.0%             1.3%             0.2%             1.3%
                                            -----------------------           -----------------------
 Income From Operations                       4.3%             1.1%             2.2%             0.9%
 Interest Expense                             0.7%             0.8%             0.6%             0.6%
                                            -----------------------           -----------------------
 Income Before Income Taxes                   3.6%             0.3%             1.6%             0.3%
                                            -----------------------           -----------------------
 State Income Tax Expense                     0.1%             0.0%             0.0%             0.0%
                                            -----------------------           -----------------------
 Net Income                                   3.5%             0.3%             1.6%             0.3%
                                            =======================           =======================

Number of Stores Open At
      End of Period                            17               23               17               23



Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

Net Sales. Net sales increased $5.6 million, or 21.8% to $31.3 million in the three months ended September 30, l997 from $25.7 million in the comparable 1996 period. This increase resulted from net sales of $5.4 million from six new superstores opened in 1997 which were not open in 1996 and a comparable store sales increase of $200,000, or 0.9%. Stores are added to the comparable store base at the beginning of the fourteenth full month of operation.

Gross Margin. Cost of sales includes the cost of merchandise, plus certain distribution and purchasing costs. Cost of sales increased $3.4 million, or 20.4% to $19.8 million in the three months ended September 30, 1997 from $16.4 million in the three months ended September 30, 1996. The gross margin increased $2.2 million, or 24.3% to $11.5 million in the three months ended September 30, 1997 from $9.3 million in the three months ended September 30, 1996. The gross margin increased slightly to 36.8% of net sales in the quarter from 36.1% in the comparable 1996 quarter.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include (i) all direct store level expenses, including rent and related operating costs, payroll, advertising, depreciation and other direct costs, and (ii) all corporate level costs not directly associated with or allocable to cost of sales including executive salaries, accounting and finance, corporate information systems, office facilities and other corporate expenses. Selling, general and administrative expenses increased $2.6 million, or 31.8% to $10.8 million for the three month period ended September 30, 1997 from $8.2 million for the three months ended September 30, 1996. Of the increase, $1.9 million was attributable to the six superstores open during the third quarter of 1997 which were not open in 1996. The remainder of the increase is attributable to $300,000 in operating expenses in the comparable superstores and $400,000 in corporate costs, principally from the addition of corporate staff and infrastructure to support the expected growth of the Company. As a percentage of sales, selling, general and administrative expenses increased to 34.4% in the three month period ending September 30, 1997 from 31.8% in the three month period ended September 30, 1996 due to the new stores, which, on average, have higher operating costs as a percent of sales than older stores.

Pre-Opening Expense. The Company expenses store pre-opening expense in the quarter that a superstore is opened. Pre-opening expense for the two new superstores opened in the third quarter of 1997 amounted to $397,000. The Company did not open any superstores in the third quarter of 1996.

Interest Expense. Interest expense, net was approximately $260,000 for the three months ended September 30, 1997, an increase of $90,000 from the comparable period in 1996. This increase was due to greater borrowings in the third quarter of 1997 to fund operations and the addition of the six superstores.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

Net Sales. Net sales increased $14.3 million, or 20.2% to $85.0 million in the nine months ended September 30, 1997 from $70.7 million in the comparable 1996 period. This increase resulted from (i) net sales of $10.4 million from six new superstores opened in 1997 which were not open in 1996, (ii) $400,000 from the superstore opened in 1996 not included in the comparable store base, and (iii) a comparable store sales increase of $3.5 million, or 5.1%.

Gross Margin. Cost of sales increased $8.5 million, or 19.0%, to $53.7 million in the nine months ended September 30, 1997 from $45.2 million in the nine months ended September 30, 1996. The gross margin increased $5.7 million, or 22.4% to $31.2 million in the nine months ended September 30, 1997 from $25.5 million in the nine months ended September 30, 1996. The gross margin increased slightly to 36.7% of net sales in the nine months from 36.1% in the comparable 1996 period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $5.5 million or 23.2% to $29.3 million for the nine month period ended September 30, 1997 from $23.8 million for the three months ended September 30, 1996. Of the increase, $3.9 million was attributable to the six superstores open during the third quarter of 1997 which were not open in 1996 and the one superstore opened in the first half of 1996 not included in the comparable store base. The remainder of the increase is from $600,000 in operating expenses in the comparable superstores and $1.0 million in corporate costs, principally from the addition of corporate staff and infrastructure to support the expected growth of the Company. As a percentage of sales, selling, general and administative expenses increased to 34.5% in the nine month period ending September 30, 1997 from 33.7% in the nine month period ended September 30, 1996 due to the new stores, which, on average, have higher operating costs as a percent of sales than older stores.

Pre-Opening Expense. Pre-opening expense for the six new superstores opened in 1997 amounted to $1.1 million. In 1996 the Company opened one superstore which had pre-opening expense of $140,000.

Interest Expense. Interest expense, net was approximately $540,000 for the nine months ended September 30, 1997, an increase of $109,000 from the comparable period in 1996. This increase was due to greater borrowings in the nine months of 1997 to fund operations and the addition of the six superstores.

LIQUIDY AND CAPITAL RESOURCES

The Company's cash needs are primarily for working capital to support its inventory requirements and capital expenditures, pre-opening expenses and beginning inventory for new superstores. Prior to the public offering, the Company had financed its operations and new store openings primarily with cash from operations, borrowing under bank financing agreements and subordinated loans from its shareholders.

At September 30, 1996 and September 30,1997, the Company's working capital was $16.7 million and $14.7 million, respectively. Cash used in operations was $500,000 for the nine months ended September 30, 1996 as a result of seasonal additions to inventory in the amount of $3.2 million offset by an increase in trade payables of $1.4 million and a $500,000 reduction in accrued liabilities, principally for the payment of accrued bonuses. For the nine months ended September 30, 1997, approximately $5.4 million of cash was used in operations. This was principally the result of a $9.9 million increase in inventory to support the six new stores already opened in 1997 and the two stores to open in the fourth quarter and the normal seasonal inventory buildup, offset by an increase of $3.7 million in trade accounts payable.

Net cash used in investing activities during the first nine months of 1996 and 1997 was approximately $1.0 million and $2.9 million, respectively. This use of cash was primarily the result of new store openings, the addition of a new warehouse management system and other management information systems upgrades, and, in 1996, relocating the distribution center to a new larger facility.

Net cash of $3.4 million was used in financing activities during the first nine months of 1996, During the first nine months of 1997, cash of $2.9 million was generated by financing activities, The Company distributed $6.6 million and $6.8 million to shareholders in the nine months ended September 30, 1996 and 1997, respectively. The shareholders loaned $3.5 million and $3.7 million to the Company for working capital in the first nine months of 1996 and 1997, respectively. The Company borrowed $7.3 million under the Bank line of credit during the first nine months of 1997 and the outstanding balances under the Loan Agreement were $9.0 million and $14.4 million at September 30, 1996 and September 30, 1997, respectively. In October 1997 the Company completed an initial public offering of 2,700,000 shares of its common stock. Net proceeds to the Company, after deducting underwriting commissions and discounts and expenses, were $37.0 million. The proceeds were used to retire long-term debt, borrowings under the line of credit and the loans from shareholders totaling approximately $29.3 million. In November 1997 an additional 405,000 shares of common stock were sold pursuant to an underwriters' over allotment option, providing additional net proceeds to the Company of approximately $5.6 million. Subsequent to the completion of the offering, the Company continued to have available $24.2 million in Bank financing arrangements of which $17.2 million was currently available and the remaining $7.0 million will be available on March 31, 1998, subject to the achievement of certain performance measurements.

Part II  Other Information

Item 2.           Changes in Securities and Use of Proceeds

         (d) The Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (Commission file number 333-32859) for the sale of Common Stock in the Company's initial public offering (the "Offering"). The Company registered 3,105,000 shares of Common Stock, including 405,000 shares of Common Stock for sale upon exercise of an option granted to the underwriters to cover over-allotments. The effective date of the Registration Statement was October 8, 1997. The Offering commenced on October 9, 1997 and was terminated after the sale of all securities registered. The managing underwriters for the Offering were BT Alex. Brown Incorporated and Janney Montgomery Scott Inc. The aggregate price to the public of the 3,105,000 shares of Common Stock registered was $46,575,000. The Company completed the Offering, selling all 3,105,000 shares of Common Stock registered for the aggregate offering price of $46,575,000.

         The Company incurred the following expenses in connection with the issuance and distribution of its Common Stock in the Offering:

     Underwriting Discounts and Commissions . . . . . .   $3,260,250
     Expenses paid to or for Underwriters   . . . . . .           --
     Other Expenses*  . . . . . . . . . . . . . . . . .      700,000
                                                          ----------
                      Total Expenses  . . . . . . . . .   $3,960,250

     ----------------
     *Reasonable estimate

         All payments of expenses were direct or indirect payments to persons other than directors or officers of the Company or their associates, persons owning ten percent or more of any class of equity securities of the Company, or affiliates of the Company.

         The Company used the net proceeds of the Offering ($42,614,750 after deducting total expenses set forth above) for the following purposes:

     Repayment of outstanding bank indebtedness . . . .   $13,198,902
     Repayment of subordinated shareholder loans  . . .    14,800,000
     Payment of S Corporation Distribution* . . . . . .        50,000
     Working capital  . . . . . . . . . . . . . . . . .     1,676,098
     Temporary investment in Evergreen Institutional
        Fund  . . . . . . . . . . . . . . . . . . . . .    12,889,750
                                                          -----------
                    Total . . . . . . . . . . . . . . .   $42,614,750

     --------------
     *Reasonable estimate

         The payments with respect to the subordinated shareholder loans and the S Corporation Distribution were made to William Kaplan, a shareholder owning more than 10% of the Common Stock of the Company and a director of the Company, and John E. Parker, a director and President and Chief Executive Officer of the Company and a shareholder owning more than 10% of the Common Stock of the Company. All other payments were direct or indirect payments to persons other than directors or officers of the Company or their associates, persons owning ten percent or more of any class of equity securities of the Company, or affiliates of the Company.


Item 6.  Exhibits and Reports on 8-K:

         a. Exhibits:

            3.1    Articles of Incorporation*

            3.2    By-laws*

            10.1   1997 Employee, Director and Consultant Stock Option Plan**

            10.2   Form of Stock Option Award Agreement**

            10.3 Loan Agreement, dated January 23, 1997, between the Company and KeyBank National Association*

            10.4   Correspondence reflecting option granted to Richard Lesser*

            10.5 Tax Indemnification Agreement, dated July 22, 1997, among the Company, John E. Parker and William Kaplan*

            10.6 Lease, dated August 14, 1995, between Freeport 130 LLC and A.C. Moore, Inc.**

            11.1   Statements regarding computation of per share earnings

            27.1   Financial Data Schedule

         b. There were no reports on Form 8-K filed during the quarter ended September 30, 1997.

--------------
* Incorporated by reference to the Company's Registration Statement on Form S-1 filed August 5, 1997, Registration Number 333-32859.
** Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-1 filed September 16, 1997, Registration Number 333-32859.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     A.C. MOORE ARTS & CRAFTS, INC.


                                     /s/ Leslie H. Gordon
                                     ------------------------------------------
                                     Senior Vice President, Treasurer and
                                     Chief Financial Officer

Date: November 14, 1997