Form 10-K
period 1997-12-31
A C MOORE ARTS & CRAFTS INC
filed 1998-03-26
CIK 1042809

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997
                                      OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ______ to ______

                       Commission file number 000-23157

                        A.C. MOORE ARTS & CRAFTS, INC.
            (Exact name of registrant as specified in its charter)


         Pennsylvania                                   23-3527763
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


    500 University Court, Blackwood, NJ                   08012
(Address of principal executive offices)                (Zip code)

      Registrant's telephone number, including area code: (609) 228-6700


       Securities registered pursuant to section 12(b) of the Act: None

          Securities registered pursuant to section 12(g) of the Act:
                          Common Stock, no par value
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $47,351,250.(1)

The number of shares of Common Stock outstanding as of March 16, 1998 was 7,405,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement for the 1998 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K.

--------------
         (1) The aggregate dollar amount of the voting stock set forth equals the number of shares of Common Stock outstanding, reduced by the number of shares of Common Stock held by executive officers, and directors and shareholders owning in excess of 10% of the registrant's Common Stock multiplied by the closing price for the Common Stock on the Nasdaq National Market on March 16, 1998. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from this figure is an affiliate of the registrant or that any person whose holdings are included in this figure is not an affiliate of the registrant and any such admission is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

                                    PART I

ITEM 1. BUSINESS.

General

         A.C. Moore is a rapidly growing operator of arts and crafts superstores that offer a vast assortment of traditional and contemporary arts and crafts merchandise for a wide range of customers. The Company's business strategy is to provide the broadest and deepest selection of high quality merchandise at the lowest prices in an inviting, attractive superstore environment with superior customer service. The Company's objective is to become the leading arts and crafts retailer in each of its markets. A.C. Moore opened its first store in 1985 and since then has focused on developing and refining its retail concept. The Company became a holding company in July 1997 by incorporating in Pennsylvania and exchanging 4,300,000 shares of Common Stock for all the capital stock of its operating subsidiary which was organized in Delaware in 1984. As of December 31, 1997, the Company was operating 25 superstores in the mid-Atlantic and Northeast regions.

         A. C. Moore's prototype superstore ranges in size from 20,000 to 25,000 square feet, with approximately 80% devoted to selling space. A typical store offers approximately 65,000 SKUs across 26 merchandise categories during the course of a year, with more than 45,000 SKUs offered at any one time. Merchandise is presented in a distinctive manner designed to maximize shopping convenience and to reinforce themes and colors often associated with holidays, seasonal events or specific merchandise categories. Completed arts and crafts projects are prominently displayed in each department throughout the store to stimulate new project ideas for customers and to enhance the shopping environment.


Market Overview

         According to the Hobby Industry Association ("HIA"), consumer expenditures for arts and crafts increased by 37% from approximately $7.8 billion in 1994 to approximately $10.9 billion in 1996. The Company believes demographic changes, particularly an aging baby boom population, an increasing focus on home-based, family activities and the trend toward making (rather than buying) gift items are contributing to the industry's growth. The Company also believes that industry growth is the result of continuing increases in the range and quality of available arts and crafts merchandise.

Business Strategy

         The key elements of the Company's business strategy are as follows:

         Vast Merchandise Selection. The Company's merchandising strategy is to offer the broadest and deepest selection of arts and crafts merchandise so that customers can obtain everything necessary to create and finish any arts and crafts project. The Company's key merchandise categories include silk and dried flowers, floral arrangements and accessories, ribbon, wedding crafts, potpourri, stitchery, yarn, jewelry crafts, kids crafts, art supplies, picture frames, stamps, doll-making, seasonal items and a variety of unfinished wood crafts. The Company believes its merchandise appeals to a wide range of recreational and professional crafters of all ages across diverse economic backgrounds. The Company actively seeks new merchandise by monitoring industry trends, working with domestic and international vendors, attending trade shows and craft fairs and regularly interacting with customers. The Company has designed its merchandise distribution systems to ensure rapid replenishment and the highest levels of in-stock positions. Each superstore receives merchandise daily from vendors or the Company's distribution center, which during peak periods will deliver a minimum of three and up to five times per week to the superstores.

         Customer Friendly Superstores. The Company believes that its high level of customer service and its attractive, easy-to-shop superstores are important competitive advantages. To ensure prompt and personalized service, the Company staffs its stores with a high ratio of store personnel to customers, including a store manager, three associate managers and a staff of up to 60 full-time and part-time sales associates. Store personnel, many of whom are arts and crafts enthusiasts, assist customers with merchandise selection and project ideas. All superstores are furnished with a customer service area, a counter for the free arrangement of floral merchandise, eight to ten registers to ensure quick customer checkout and a room in which classes are held up to seven days a week for adults and children on a wide variety of craft skills. The Company's superstores are typically located in power strip centers with convenient parking and are easily accessible from main arteries.

         Price Leadership. The Company seeks to maintain the lowest prices on all merchandise. Buyers and store managers actively monitor competitors' prices to ensure that the Company maintains the lowest prices. The Company's policy to beat any competitor's advertised price by 10% is clearly displayed in all superstores. In addition, on a weekly basis, the Company advertises select items at 20% to 40% off their everyday low prices. The Company believes that its strategy of price leadership enhances customer loyalty and provides superior value.

         Entrepreneurial Culture. Since inception, the Company has strived to foster an ownership culture and merchandising creativity at all levels of the organization. This culture allows A.C. Moore to have numerous merchandising initiatives, which, if proven successful, can be implemented very quickly throughout the Company. For example, each store manager is empowered to purchase merchandise to meet the unique needs of the local customer base. Store managers and associate managers earn incentive bonuses based upon annual increases in store profitability, and in 1997, average compensation for store managers was $100,000. The Company believes its focus on empowering and rewarding its employees helps in recruiting, hiring and retaining talented personnel.

Growth Strategy

         The Company has developed a rapid expansion plan to become the leading arts and crafts retailer in each of its markets and plans to open at least 25 superstores in 1998 and 1999. The Company has no current plans to expand through acquisitions, but may consider possible acquisitions in the future. The Company is targeting its expansion in both existing and new markets within an approximate 400-mile radius of the Company's southern New Jersey distribution center. This area contains more than 25% of the United States' population.

Merchandising

         The Company's typical superstore offers approximately 65,000 SKUs across 26 merchandise categories during the course of a year, with more than 45,000 SKUs offered at any one time. The merchandise offered by the Company, by major product category, is as follows:

         Floral and Accessories

                  Silk Flowers - includes a wide, seasonally changing assortment of high quality silk flowers, hand wrapped flowers, polystems, potted plants and green and flowering bushes.

                  Dried Flowers - includes baby's breath, eucalyptus and many styles and colors of a seasonally changing assortment of bouquets of dried flowers.

                  Floral Accessories - includes clay, brass, glass and ceramic containers, assorted mosses, styrofoam shapes, wreaths and other components to create floral displays.

                  Floral Arrangements - the Company's floral designers work with customers to make any arrangement, free of charge, from silk or dried flowers purchased from the Company. The superstores also carry a large assortment of pre-made arrangements.

                  Ribbon - includes ribbon by the spool, lace, a large selection of specialty ribbon sold by the yard and pre-made bows.

                  Wedding - includes wedding supplies, bridal headpieces, bridal flowers, bouquet holders, ribbon roses and items used for christenings and baby showers.

                  Potpourri - includes dried potpourri, potpourri oils, packaged scents and a wide assortment of candles, ranging from tealights to five pound three wick candles.

                  Candle Making - includes blocks of paraffin wax, wicks and other materials necessary to make candles, as well as candle kits and brass and glass candle holders.

                  Wicker - includes a wide assortment of wicker baskets in various shapes and sizes.

         In each of 1997, 1996 and 1995, floral and accessories accounted for approximately 27% of sales.

         Traditional Crafts

                  Stitchery - includes a broad range of stitchery kits which appeal to beginner and experienced stitchers, cross stitch supplies, stitchery accessories, floss and sewing notions.

                  Yarn - includes acrylic, crochet cotton, cotton blends, rayon and other blends, as well as a full assortment of hooks, needles and other accessories.

                  Wood - includes a variety of unfinished wood products, such as shelves, bird houses, clocks and other decorative pieces which can be finished in various ways such as painting, staining or stenciling.

                  Cake and Candy Making - includes cake boards, bakeware, candy molds, chocolate melts, cookie cutters, icing coloring and flavors and spices.

                  Miniatures - includes dollhouses and dollhouse furnishings, such as room settings, wallpaper, flooring and lighting, as well as miniature porcelains and ceramics.

                  Doll Making - includes bodies, heads and hair used to make dolls and clothing for dolls, as well as teddy bears and other stuffed animals.

                  Kids Crafts - includes sand art, sidewalk chalk, bead art supplies, children's stitchery kits, coloring and other books and children's crafts similar to crafts done by adults.

                  Felt, Glitter - includes felt, glitter, pom-poms, chenille stems and loupy, all of which are used in the creation of craft projects.

                  Books - includes a wide range of books to assist crafters in all categories, such as how-to books for the beginner and books for the experienced crafter.

         In 1997, 1996 and 1995, traditional crafts accounted for approximately 28%, 28% and 29% of sales, respectively.

         Art Supplies and Frames

                  Art Supplies - includes bottled and tube paints (oil, acrylic and water based), pastels, brushes, tablets, canvas pieces, drawing pencils, markers and art palettes.

                  Stamps and Stationery - includes decorative stamps, stamp pads, fashion stickers, embossing tools, photo and memory albums, memory album accessories, scissors, hole punchers and note and fashion papers.

                  Stencils - includes decorative stencils, crayons and paints for use on walls, wood, metal, clothing and other products.

                  Frames - includes frames of all types and sizes, including empty frames and frames with glass, matting, posters and framing hardware.

         In 1997, 1996 and 1995, art supplies and frames accounted for approximately 28%, 26% and 24% of sales, respectively.

         Fashion Crafts

                  Clothing - includes adult's and children's T-shirts and sweatshirts to be decorated with fabric art, as well as related accessories.

                  Transfers - includes pictures which are ironed or sewn onto clothing, most of which can be further embellished with glitter and fabric paints.

                  Jewelry Making - includes jewelry making components such as beads, sequins, rhinestones and findings, as well as the tools required to complete the project.

         In 1997, 1996 and 1995, fashion crafts accounted for approximately 8%, 10% and 11% of sales, respectively.

         Seasonal Items

         Seasonal items include a wide range of merchandise used as decorations for all major holidays and seasons, including the two most popular holiday seasons, Christmas and Easter. Other holidays, such as Valentine's Day, St. Patrick's Day and Halloween also result in significant sales of seasonal merchandise.

         In each of 1997, 1996 and 1995, seasonal items accounted for approximately 9% of sales.

Purchasing

         The Company's purchasing programs are designed to support its business strategy of providing customers with the broadest and deepest selection of high quality arts and crafts merchandise at the lowest prices and maintaining high in-stock positions. In order to manage its inventory of approximately 65,000 SKUs, the Company has organized its product offerings into 26 merchandise categories. The Company's 15 person corporate buying staff develops corporate buying programs to establish the merchandise direction for the Company and creates "planograms" to provide store managers with detailed descriptions and illustrations of store layout and merchandise presentation. The Company's product offering at a superstore is often enhanced by merchandise purchased by that store's manager to meet the unique needs of the superstore's customer base. The Company monitors these purchases through vendor master file controls. In-store department managers are responsible for daily reordering of merchandise and are monitored by store managers. Ordering occurs frequently, and the Company seeks vendors who can deliver on a timely basis. More than 94% of merchandise orders are placed through the Company's Electronic Data Interchange ("EDI") system, which allows for the automated reordering of merchandise from most domestic vendors. Approximately one-half of orders are shipped directly from the vendor to the Company's superstores. The remaining one-half, over 40% of which are floral and seasonal items, are shipped from the Company's distribution center. An early morning stocking crew unpacks deliveries and stocks merchandise before the superstore opens.

         The Company purchases its inventory from more than 400 vendors world-wide. The largest 17 suppliers accounted for approximately 42% of the dollar volume of the Company's purchases in 1997, and the largest supplier, SBAR'S, accounted for approximately 19% of the dollar volume of the Company's purchases in 1997. Approximately 13% of the Company's merchandise, primarily floral and seasonal items, is imported directly from foreign manufacturers or their agents, principally in the Far East. All of the Company's overseas purchases are denominated in dollars.

         SBAR'S is a large distributor of arts and crafts merchandise, primarily to independent arts and crafts retailers. SBAR'S maintains an inventory of many of the items the Company purchases directly from other vendors, thereby allowing the Company to obtain merchandise from SBAR'S which cannot be delivered by vendors on a timely basis. SBAR'S maintains a product development and design department which assists the Company in identifying craft trends, and the Company often obtains from SBAR's product samples and displays which are utilized in the Company's superstores to generate customer interest. The Company has developed a disciplined purchasing and ordering relationship with SBAR'S, which includes daily reordering and two to five deliveries by SBAR'S per store each week, depending on the size of the store and time of the year. SBAR'S has equipped the Company's superstores with handheld scanners to aid in product re-ordering. Merchandise purchased from SBAR'S typically has a high SKU count but small dollar volume, requires greater volume purchases from a manufacturer to obtain competitive pricing or involves a small number of SKUs from individual vendors with whom it would be impractical for the Company to establish a direct buying relationship. The

Company does not have a purchase agreement or an exclusive arrangement with SBAR's, and ordering of merchandise typically occurs through the issuance of individual purchase orders.

         The Company's buying operation led by the Chief Operating Officer is divided into two divisions. One division, headed by an Executive Vice President assisted by five buyers, handles merchandising for all floral and seasonal items. The other division, headed by a Senior Vice President assisted by a Vice President, Merchandise Planning/Advertising and five buyers, is responsible for merchandising all other items, which comprised approximately 64% of net sales in 1997. Buyers and store management regularly attend trade shows and craft fairs to monitor industry trends and to obtain new craft ideas.

Superstore Format and Operations

         A.C. Moore's superstores are typically located in power strip centers with convenient parking and are easily accessible from main traffic arteries. The Company's prototype superstore ranges in size from 20,000 to 25,000 square feet, with approximately 80% devoted to selling space and the remainder consisting of delivery, storage, classroom and office areas. Superstores are typically open from 9:30 am to 9:00 pm, Monday through Saturday and from 10:00 am to 6:00 pm on Sunday.

         Superstores are designed with a layout intended to lead customers through the entire store in order to expose them to all 26 merchandise categories. Merchandise is grouped to aid the customer in finding project related items. Extensive use is made of the display shelving at both ends of each aisle to present the best selling items. Generally, the center of the superstore contains the floral area, which includes a counter for floral arrangement and a ribbon center. Superstores also contain a customer service area, eight to ten registers for quick customer checkout and a room for classes.

         Classes are regularly held on a wide variety of craft skills. Classes are taught by sales associates as well as outside professionals. Typical classes provide instruction on oil painting, cake decorating, advanced stamping, and on making bows, children's beaded necklaces and memory albums. Classes are free of charge unless there is an extensive use of materials.

         A major component of the Company's promotional strategy is its use of in-store displays and samples. Because many customers browse for new craft ideas, eye-catching displays of completed craft projects are effective at motivating impulse purchases. These displays enhance the image of store departments. Knowledgeable store personnel are available to describe displays in detail to customers and to offer assistance on related arts and crafts projects. The Company has three field design coordinators who are responsible for ensuring high quality floral displays in all superstores.

         The Company's President is responsible for store operations and is assisted by four Vice Presidents, each of whom is responsible for six to eight superstores. Each superstore employs approximately 60 full and part-time sales associates and is managed by a store manager, assisted by three associate store managers, each of whom is responsible for approximately one-third of a superstore's selling space. New superstores are opened by the Company's new store development team which consists of the Vice President, New Store Development, a set-up-crew, and staff from the human resources and planogram departments. The Company seeks to develop the management capabilities of its managers through both Company training programs and on-the-job training. In addition, store managers and associate store managers attend several Company-sponsored conferences each year to refine and develop their skills in merchandising, merchandise trends, store operations, finance, interviewing, performance appraisals and general management. Training sessions are also held for floral designers and classroom coordinators at various times during the year.

Distribution

         The Company's objective of maintaining high in-stock positions in all merchandise categories in all superstore locations is supported by its distribution system. Approximately 50% of the selling value of all merchandise is delivered to stores from the Company's distribution center, 20% is delivered by SBAR'S and the balance is drop-shipped by other vendors. Deliveries are made from the Company's distribution center two or three times per week, depending on superstore size, during eight months of the year and three to five times during the peak selling season of September through December. The Company maintains its own leased fleet of tractors and trailers. The Company has contracted with an outside carrier to deliver to superstores for which deliveries will require an overnight stay.

         The distribution center's mission is to support the Company's superstores. The distribution center is used strategically to distribute merchandise which is imported, cannot be delivered by a vendor on a timely basis or in the small quantities demanded by the store ordering process or is bulky and, therefore, difficult to store in the superstores. Also, the Company will order merchandise in large quantities for delivery to the distribution center when the vendor offers substantial volume discounts or other economic incentives.

         The Company's 120,000 square foot distribution center and adjoining 10,000 square foot office complex in Blackwood, New Jersey is leased for a term which expires in May, 2002 with an option to renew for six years. Approximately one-third of the distribution center is used for order picking, with the balance used for bulk stock storage. The distribution center and office complex will be expanded by 130,000 square feet for both warehouse and office needs by the end of 1998.

         In 1997, the Company completed the installation of a distribution center management system. The system includes the use of handheld computers to record all merchandise movement throughout the distribution center and to instantly update inventory records through the use of radio frequency communication. The Company believes that this new system, which operates in a paperless environment, enables the Company to enhance the tracking of inventory in the distribution center, increases the efficiency of distribution center personnel and help ensure the distribution center's ability to maintain high in-stock positions in each of the Company's superstores as the Company expands its superstore base.

Advertising and Promotion

         The Company creates its own advertising using photo art scanned into a Macintosh system supported by Pagemaker(R) software. The Company advertises 52 weeks per year, typically in midweek editions of local and/or regional newspapers. Approximately three times per year the Company runs multi-page newspaper inserts in local and regional newspapers. In addition, prior to store openings, the Company uses radio advertisements to develop customer awareness and runs special pre-opening ads, normal advertising copy and/or grand opening inserts in newspapers. In 1997, the Company's net advertising expenditures were approximately 3% of net sales.

         The Company uses in-store displays and samples of completed arts and crafts projects as a major component of its promotional strategy. Because many customers browse for new craft ideas, eye-catching displays of completed craft projects are effective at motivating impulse purchases. The Company also promotes customer interest in crafting by offering classes on a wide variety of craft skills.

         The Company believes that teachers, who often purchase arts and crafts merchandise for in-school projects, are an important customer segment. To generate goodwill, the Company offers teachers who join its Teachers Program a 10% discount on all regularly and sale priced merchandise. Over 250,000 discount cards have been issued to teachers.

         The Company's "Crafty Kids Birthday Club" and "Teen Club" are intended to develop future crafters as customers. Members of these clubs receive a birthday card containing a $5.00 gift certificate each year through their fifteenth birthday. These clubs have over 240,000 members. The Company also sponsors a "Kids Week" annually in July, during which each store is transformed into a mini carnival featuring events such as Make It & Take It Home Projects and Face Painting. This week-long event is free of charge.

Management Information Systems

         A.C. Moore operates its accounting, merchandising and distribution center systems and all computer support functions on a PC-based local area network ("LAN"), currently with 91 local workstations and 50 remote workstations. Each superstore has two personal computers linked to the main office LAN by modem. Connection is made whenever information is sent from the superstore, such as an order transmission, or for the download of updated merchandise information. Various other critical functions, such as the annual distribution center physical inventory and bar-coded tracking of distribution center stock locations are supported by the LAN.

         The Company's management information and control system has been designed to support the Company's key business objective of maintaining high in-stock merchandise positions in all of the Company's superstores. The internally developed system is based upon EDI with most of the Company's vendors as well as with the Company's distribution center. Stores electronically transmit their orders via modem to the corporate office where data is electronically sorted, processed and transmitted to the appropriate vendor. Orders are also fed automatically into the accounts payable system. This system captures daily purchases by SKU. The information is then used to develop planograms and is integrated into reports for the buyers and store managers.

Competition

         The arts and crafts retailing business is highly competitive. The Company currently competes against a diverse group of retailers, including several national and regional chains of arts and crafts retailers (such as publicly-held Michaels Stores and privately-held M.J. Designs and Frank's Nursery and Crafts), local merchants that specialize in one or more aspects of arts and crafts and various mass merchandisers that typically dedicate a portion of their selling space to a limited selection of arts and crafts items. These mass merchandisers and some of the national chains have substantially greater financial resources and operate more stores than the Company.

         The Company believes that the principal competitive factors in its business are pricing, breadth of merchandise selection, in-stock merchandise position and customer service. The Company believes that it is well positioned to compete on each of these factors.

Employees

         As of December 31, 1997, the Company had 729 full-time and 1,165 part-time employees, 1,736 of whom worked at superstores, 82 at the distribution center and 76 at the corporate offices. None of the Company's employees is covered by a collective bargaining agreement, and the Company considers its relationship with its employees to be good.


Trademarks

         The Company uses the "A.C. Moore" name as a tradename and as a service mark in connection with the sale of its merchandise. The Company has applied to the United States Patent and Trademark Office to register the "A.C. Moore" logo as a service mark.

Cautionary Statement Relating to Forward Looking Statements

         Certain oral statements made by management of the Company from time to time and certain statements contained herein or in other periodic reports filed by the Company with the Securities and Exchange Commission or incorporated by reference herein or therein are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act") with respect to results of operations and the business of the Company. All such statements, other than statements of historical facts, including those regarding market trends, the Company's financial position, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward-looking words or phrases including, but not limited to, "intended," "will," "should," "may," "expects," "expected," "anticipates," and "anticipated" or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on the Company's current expectations. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. These forward-looking statements represent the Company's current judgment. The Company disclaims any intent or obligation to update its forward-looking statements. Because forward-looking statements involve risks and uncertainties, the Company's actual results could differ materially. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") include those that are discussed below. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Statements.

         Risks Associated With Rapid Expansion. The Company's strategy to increase its net sales and earnings will depend in large part on its ability to open new superstores and to operate them on a profitable basis. The Company opened eight superstores in 1997 and anticipates opening 11 superstores in 1998 and 14 superstores in 1999, in both existing and new geographic markets. The opening of additional superstores in an existing market could result in lower net sales from the Company's existing superstores in that market. Opening superstores in new geographic markets may present competitive and merchandising challenges that are different from those currently faced by the Company in its existing geographic markets. The Company may incur higher costs related to advertising and distribution in connection with entering new markets. If the Company opens superstores that do not perform to the Company's expectations or if superstore openings are delayed, the Company's results of operations and financial condition could be materially adversely affected. The success of the Company's planned expansion will be dependent upon many factors, including the identification of suitable markets, the availability and leasing of suitable sites on acceptable terms, the availability of acceptable financing, the ability to expand the Company's distribution facility in a timely manner, the hiring, training and retention of qualified management and other store personnel and general economic conditions. The Company's rapid expansion will place significant demands on the Company's management, resources, operations and existing information systems, and the Company must ensure the continuing adequacy of its financial controls, operating procedures and information systems. Also, the Company's continued growth will depend on its ability to increase sales in its existing superstores. There can be no assurance that the Company will be successful in any of these areas, and, as a result, there can be no assurance that the

Company will achieve its planned expansion or that new superstores will be effectively integrated into the Company's existing operations or will be profitable.

         Dependence on Key Personnel; New Management Team. The success of the Company and its growth strategy is dependent upon the active involvement of senior management personnel, particularly John E. ("Jack") Parker, its President and Chief Executive Officer. The loss of the services of Mr. Parker or other members of senior management could have a materially adverse effect on the Company. The Company has not entered into employment agreements with any members of its senior management team nor does it maintain any key man life insurance on them. The Company's success in the future will also be dependent upon its ability to attract and retain other qualified personnel, including store managers.

         Small Store Base. As of December 31, 1997 the Company operated a chain of only 25 superstores. The Company has historically had strong comparable store sales; however, there can be no assurance that the level of comparable store sales can be maintained as the superstores mature and the number of comparable stores increase. The results achieved to date by the Company's relatively small store base may not be indicative of the results of the larger number of superstores which the Company intends to operate in existing or new markets. Because the Company's current and planned superstores are located in the mid-Atlantic and Northeast regions, the effect on the Company of adverse events in these regions (such as weather or unfavorable regional economic conditions) may be greater than if the Company's superstores were more geographically dispersed. Furthermore, due to the Company's relatively small store base, one or more unsuccessful new superstores, or a decline in sales at an existing superstore, will have a more significant effect on the Company's results of operations than would be the case if the Company had a larger store base.

         Quarterly Fluctuations. The Company's business is affected by the seasonality pattern common to most retailers. Due to the importance of the fall selling season, which includes Halloween, Thanksgiving and Christmas, the fourth calendar quarter has historically contributed, and is expected to continue to contribute, a substantial majority of the Company's operating income for the entire year. As a result, any factors negatively affecting the Company during the fourth quarter of any year, including adverse weather and unfavorable economic conditions, would have a materially adverse effect on the Company's results of operations for the entire year. The Company's quarterly results of operations also may fluctuate based upon such factors as the timing of certain holiday seasons, the number and timing of new superstore openings, the amount of superstore pre-opening expenses, the amount of net sales contributed by new and existing superstores, the mix of products sold, the timing and level of markdowns, competitive factors, weather and general economic conditions.

         Competition. The arts and crafts retailing business is highly competitive. The Company currently competes against a diverse group of retailers, including several national and regional chains of arts and crafts retailers, a substantial number of local merchants that specialize in one or more aspects of arts and crafts and various mass merchandisers that typically dedicate a portion of their selling space to a limited selection of arts and crafts items. These mass merchandisers and some of the national chains have substantially greater financial resources and operate more stores than the Company.

         Risks Associated With Merchandising. The Company's success depends, in large part, on its ability to anticipate and respond, in a timely manner, to changing merchandise trends and consumer demands. Accordingly, any delay or failure by the Company in identifying and responding to changing merchandise trends could adversely affect consumer acceptance of the merchandise in the Company's superstores. In addition, the Company makes decisions regarding merchandise well in advance of each of the seasons in which such merchandise will be sold. Significant deviations from projected demand for products would have a materially adverse effect on the Company's results of operations and financial condition, either from lost sales due to insufficient inventory or lower margins due to the need to mark down excess inventory.

         Risks Associated with Product Sourcing. Although the Company purchases its merchandise from more than 400 vendors world-wide, the largest 17 suppliers accounted for approximately 42% of the dollar volume of the Company's purchases in 1997 and the largest supplier, SBAR'S Inc. ("SBAR'S"), accounted for approximately 19% of the dollar volume of the Company's purchases in 1997. The Company's future success is dependent upon its ability to maintain good relationships with SBAR'S and its other principal suppliers. The Company does not have any purchase agreements or exclusive arrangements with any vendors, and ordering of merchandise typically occurs through the issuance of individual purchase orders. The failure to maintain such relationships could have a materially adverse effect on the Company's results of operations, financial condition and planned store expansion. In addition, the Company in recent years has placed increased emphasis on obtaining floral and seasonal items from overseas vendors, with approximately 13% of all merchandise being purchased from overseas vendors in 1997. A change in the competitiveness of a particular country's exports, whether due to a change in trade regulations, currency fluctuations or other reasons is likely to increase the cost of items purchased by the Company overseas or make such items unavailable with a possible resulting materially adverse effect on the Company's results of operations and financial condition. In addition, since many arts and crafts customers will forgo any purchase unless they can obtain all the items necessary to complete a project, it is important that the Company maintain a high in-stock position of merchandise. As a result, any interruption in the supply of merchandise may preclude the Company from maintaining a sufficient in-stock position in all superstores, with a resulting decline in sales.

         Inventory Risk. The Company depends upon in-store department managers to reorder merchandise. The failure of the Company's staff to accurately respond to inventory requirements could adversely affect consumer acceptance of the merchandise in the Company's stores and thereby negatively impact sales which could have a materially adverse effect on the Company's results of operations and financial condition. In addition, as do most other retailers, the Company conducts a physical inventory once a year, and quarterly results are based on an estimated gross margin and accrual for estimated inventory shrinkage.

         Future Capital Needs. The Company currently intends to finance the opening of new superstores with a portion of the proceeds from its initial public offering, cash flow from operations and borrowings. The Company plans to open 11 superstores in 1998 and 14 superstores in 1999. The Company expects that the average cash investment, including pre-opening expenses, required to open a superstore will be approximately $1,230,000. There can be no assurance that the actual cost of opening a superstore will not be significantly greater than that expected by the Company. The Company may be required to seek additional debt and/or equity financing in order to fund its continued expansion. There can be no assurance that such additional financing will be available on terms acceptable to the Company, if at all. In addition, the Company's ability to incur additional indebtedness or issue equity or debt securities could be limited by covenants in present and future loan agreements and debt instruments.

EXECUTIVE OFFICERS OF THE REGISTRANT

          The executive officers of the Company are currently as follows:


           Name                      Age                         Position
           ----                      ---                         --------

John E. (Jack) Parker.........       56     President, Chief Executive Officer
                                              and Director

Rex A. Rambo..................       56     Executive Vice President, Chief
                                              Operating Officer

Patricia A. Parker............       55     Executive Vice President,
                                              Merchandising and Director

Leslie H. Gordon..............       54     Senior Vice President, Treasurer
                                              and Chief Financial
                                                 Officer
Janet Parker-Vandenberg.......       35     Senior Vice President, Merchandising

         Mr. Parker is a co-founder of the Company and has been President, Chief Executive Officer and a director of the Company since its inception. From 1959 to 1984, Mr. Parker worked for the F.W. Woolworth Company ("Woolworth") in various management positions, most recently as President and Chief Executive Officer of the U.S. General Merchandise Group where he had responsibility for more than 1,000 stores, including the entire domestic chain of Woolworth retail stores. Mr. Parker is the husband of Patricia A. Parker and the father of Janet Parker-Vandenberg.

         Mr. Rambo has been Executive Vice President and Chief Operating Officer of the Company since December 1997. From December 1996 to December 1997, Mr. Rambo served as Executive Vice President, Strategic Development, Merchandising and Marketing of the Company. In 1995 and 1996, Mr. Rambo was Executive Vice President, Merchandising and Marketing of Michaels Stores, Inc., an arts and crafts retailer. From 1992 to 1995, Mr. Rambo served in various management capacities with Montgomery Ward & Co. and its affiliates, first, from 1992 to 1994 as a Vice President of Montgomery Ward and most recently as President and Chief Operating Officer of Montgomery Ward's subsidiary Lechmere, Inc., a retailer of electronics and other home products. In July 1997, Lechmere, Inc. filed a petition in bankruptcy under Chapter 11. From 1963 to 1992, Mr. Rambo worked for Sears, Roebuck and Co. in various management capacities, including National Marketing Manager.

         Ms. Parker has been Executive Vice President, Merchandising of the Company since September 1990. From 1985 to 1990, she served as a Vice President of the Company. Ms. Parker is responsible for purchasing all floral and seasonal merchandise and the Company's import purchasing program. Ms. Parker is the wife of Jack Parker.

         Mr. Gordon has been Senior Vice President, Treasurer and Chief Financial Officer of the Company since March 1996. From 1992 to 1995, Mr. Gordon was Senior Vice President, Finance of C & J Clark America, Inc., a shoe manufacturer, wholesaler and retailer. From 1986 to 1992, Mr. Gordon served as Senior Vice President, Finance of SILO, Inc., an electronics retailer.

         Ms. Parker-Vandenberg has been Senior Vice President, Merchandising of the Company since 1994. From 1990 to 1994, Ms. Parker-Vandenberg served as Vice President of Administration of the Company, and from 1985 to 1990, she was the Company's Accounting Manager. Ms. Parker-Vandenberg is the daughter of Jack and Patricia A. Parker.


ITEM 2.  PROPERTIES.

         As of March 16, 1998, the Company operated nine superstores in Pennsylvania, seven superstores in New Jersey, seven superstores in New York, two superstores in Delaware, one superstore in Maryland and Connecticut and two superstores in Massachusetts, all of which are leased. In addition, the Company has five superstores (one each in New Jersey, New York and Maryland and two in Massachusetts) under lease, four of which the Company plans to open in 1998 and one of which the Company plans to open in 1999. Most superstore leases have an average initial term of ten years, with three five year renewal options, and provide for predetermined escalations in future minimum annual rent or additional rent contingent upon store sales levels.] The pro rata portion of scheduled rent escalations has been included in other long-term liabilities in the Company's balance sheet.

         The Company selects superstore sites on the basis of various factors, including physical location, demographics, anchor and other tenants, location within the center, parking and available lease terms. The Company looks for co-tenants that generate a high rate of shopping traffic, such as specialty value-oriented women's retailers, leading chain supermarkets, discount chains, home improvement centers, book superstores and domestics superstores. The Company believes its superstores are attractive to developers because they attract high rates of customer traffic and generate above average net sales per square foot. The Company's superstore site selection process is headed by a Senior Vice President.


ITEM 3.  LEGAL PROCEEDINGS.

         From time to time, the Company is involved in litigation arising in the ordinary course of its business. None of the pending litigation, in the opinion of management, is likely to have a materially adverse effect on the Company's results of operations or financial condition. The Company maintains general liability insurance in amounts deemed adequate by management.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997, through the solicitation of proxies or otherwise.


                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          The Company's common stock is traded on the NASDAQ National Market under the symbol ACMR. The following table shows the quarterly range of high and low sales prices of the common stock on the NASDAQ National Market since October 9, 1997, the date the Company's Common Stock became publicly traded:

                  Quarter Ended             High              Low
                  -------------             ----              ---
                  December 31, 1997         $18 1/2           $10 7/8

          As of March 16, 1998, there were approximately 64 stockholders of record.

         From its inception in 1985 until immediately prior to completion of its initial public offering, the Company was subject to taxation under Subchapter S of the Internal Revenue Code of 1986 (the "Code"). As a result, the net income of the Company, for federal and certain state income tax purposes, was taxable directly to the Company's shareholders during that time rather than to the Company. To provide funds for tax obligations payable by its shareholders on account of the Company's taxable income in 1996 and 1995 and as distributions of earnings, the Company made aggregate distributions to its shareholders of $7.0 million and $6.6 million during 1997 and 1996, respectively. The funds distributed to shareholders, reduced by the amounts used to pay tax obligations on account of the Company's taxable income, were loaned to the Company contemporaneously with their distribution to provide working capital to the Company. In connection with its conversion from S Corporation to C Corporation status, the Company distributed $256,000 to the Company's shareholders. This distribution represented the shareholders' proportionate interest in the Company's earnings which had not been distributed to the shareholders prior to the Company's conversion to a C Corporation.

         The Company does not intend to pay any cash dividends as it intends to retain its earnings to finance the expansion of its business. Future dividends, if any, will depend upon the Company's results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors. Furthermore, the Company's credit agreement prohibits the payment of cash dividends by the Company without the bank's consent.

         The Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (Commission file number 333-32859) for the sale of Common Stock in the Company's initial public offering (the "Offering"). The Company registered 3,105,000 shares of Common Stock, including 405,000 shares of Common Stock for sale upon exercise of an option granted to the underwriters to cover over-allotments. The effective date of the Registration Statement was October 8, 1997. The Offering commenced on October 9, 1997 and was terminated after the sale of all securities registered. The management underwriters for the Offering were BT Alex. Brown Incorporated and Janney Montgomery Scott, Inc. The aggregate price to the public of the 3,105,000 shares of Common Stock registered was $46,575,000. The Company completed the Offering, selling all 3,105,000 shares of Common Stock registered for the aggregate offering price of $46,575,000.

         The Company incurred the following expenses in connection with the issuance and distribution of its Common Stock in the Offering:

         Underwriting Discounts and Commissions . . . . . . . . .   $3,260,250
         Expenses paid to or for  Underwriters  . . . . . . . . .          --
         Other  Expenses  . . . . . . . . . . . . . . . . . . . .      724,375
                                                                    ----------
                                             Total  Expenses  . .   $3,984,625
                                                                    ==========

         All payments of expenses were direct or indirect payments to persons other than directors or officers of the Company or their associates, persons owning ten percent or more of any class of equity securities of the Company, or affiliates of the Company.

         The Company used the net proceeds of the Offering ($42,590,375 after deducting total expenses set forth above) for the following purposes:

         Repayment of outstanding bank indebtedness . . . . . .. .  $13,198,902
         Repayment of subordinated shareholder loans  . . . . .. .   14,800,000
         Repayment of S  Corporation  Distribution  . . . . . .. .      256,000
         Working  Capital . . . . . . . . . . . . . . . . . . .. .    1,445,723
         Temporary investment in Evergreen Institutional Fund. . .   12,889,750
                                                                    -----------
         Net  Proceeds  . . . . . . . . . . . . . . . . . . . .. .  $42,590,375
                                                                    ===========



ITEM 6.  SELECTED FINANCIAL DATA.

         The selected Financial data for the five years ended December 31, 1997 should be read in conjunction with the Company's consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.



                                                                     Year Ended December 31,
                                            -------------------------------------------------------------------------
                                                1997           1996           1995           1994           1993(2)
                                            -----------    -----------    -----------    -----------      -----------
OPERATING DATA:
Net sales ...............................   $   138,056    $   109,319    $   100,106    $    86,376      $    62,503

Income from operations ..................         7,781          6,943          7,248          5,209               64

Net income (loss) .......................         3,992          6,306          6,409          4,580             (225)

Net income (loss) per share, diluted ....          0.79           1.46           1.48           1.07            (0.05)

Pro forma net income(1) .................         4,431          3,817          3,840          2,695            2,228

Pro forma diluted net income per share(1)          0.87           0.88           0.89           0.63             0.52

Weighted average shares outstanding .....     5,078,000      4,326,000      4,326,000      4,300,000        4,300,000

Stores open, end of year ................            25             17             16             16               12

Comparable store sales increase .........             4%             5%             8%             2%              14%

Average sales per store .................   $     6,728    $     6,586    $     6,245    $     6,161      $     6,641

Sales per total square foot .............           326            320            303            302              332

BALANCE SHEET DATA:
Working capital .........................   $    40,974    $    20,597    $    20,224    $    16,937      $     9,521

Total assets ............................        66,067         37,799         34,571         30,720           22,680

Long-term debt, excluding current portion          --           17,748         16,105         16,881           13,258

Shareholders' equity (deficit) ..........        47,086          7,492          7,756          3,915             (641)


(1) Prior to the Company's initial public offering completed on October 9, 1997 the Company elected to be taxed under the S Corporation provisions of the Internal Revenue Code. Under these provisions, the shareholders of the Company included their pro rata share of income or loss in their individual returns. The pro forma information has been computed as if the Company was subject to federal and all applicable state corporate income taxes for each year presented, assuming the tax rate that would have applied had the Company been taxed as a C Corporation

(2) For the year ended December 31, 1993 the Company distributed $4,000,000 to its shareholders as compensation which was charged to income. A portion of this distribution was used to pay taxes and the balance was loaned to the Company for working capital purposes. In subsequent years shareholder distributions were charged directly to retained earnings

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         The following discussion of the Company's historical results of operations and its liquidity and capital resources should be read in conjunction with the selected financial data and the consolidated financial statements of the Company and related notes thereto appearing elsewhere in this report.

Overview

         A.C. Moore Arts & Crafts, Inc. (the "Company") is a rapidly growing operator of arts and crafts superstores that offers a vast assortment of traditional and contemporary arts and crafts merchandise for a wide range of customers.

         In 1995, the Company implemented a plan to build its infrastructure to position the Company for rapid future growth. By the end of 1996, the Company had recruited experienced senior retail executives in the areas of operations, merchandising and finance, made key additions in other areas such as buying, information systems, human resources and real estate, leased a new 130,000 square foot distribution center and office complex, developed its automated ordering system to electronically link the Company with most vendors, and developed a real estate program to accommodate the Company's expansion plan. In 1996, the Company opened one new superstore. In 1997, the Company continued the implementation of its expansion strategy by opening eight new superstores and achieved a sales growth in the existing store base of 4%.

         The Company plans to open at least 25 new superstores in 1998 and 1999, all within 400 miles of its southern New Jersey distribution center. This area contains more than 25% of the United States' population. The distribution center and office complex is currently being expanded by 130,000 square feet for both warehouse and office needs and this expanded facility will be available by the end of the year.

         The Company successfully completed an initial public offering on October 9, 1997 by issuing 3,105,000 shares of common stock including shares issued upon the exercise of an underwriters' option and received $42.6 million in net proceeds. The Company retired all outstanding bank debt and shareholder loans totaling $28.0 million with the proceeds.

Results of Operations

         The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales:

                                                  Year Ended December 31,
                                               -----------------------------
                                                 1997      1996      1995
                                                ------    ------    ------
Net sales ..................................      100.0%    100.0%    100.0%
Cost of sales ..............................       62.9      63.3      63.3
                                                 ------    ------    ------
Gross margin ...............................       37.1      36.7      36.7
Selling, general and administrative expenses       30.4      30.2      29.5
Pre-opening expense ........................        1.1       0.1       0.0
                                                 ------    ------    ------
Income from operations .....................        5.6       6.4       7.2
Interest expense, net ......................        0.3       0.5       0.7
                                                 ------    ------    ------
Income before income taxes .................        5.3       5.9       6.5
Income tax expense .........................        2.4       0.1       0.1
                                                 ------    ------    ------
Net income .................................        2.9%      5.8%      6.4%
                                                 ======    ======    ======

Pro forma income tax provision .............        2.1       2.3       2.6
                                                 ------    ------    ------
Pro forma net income .......................        3.2%      3.5%      3.8%
                                                 ======    ======    ======



 1997 Compared to 1996

         Net Sales. Net sales increased $28.7 million, or 26.3%, to $138.1 million in 1997 from $109.3 million in 1996. This increase resulted from (i) net sales of $23.7 million from eight new superstores opened during the period, (ii) $400,000 from the superstore opened in 1996 not included in the comparable store base, and (iii) a comparable store sales increase of $4.6 million, or 4%. Stores are added to the comparable store base at the beginning of the fourteenth full month of operation.

         Gross Margin. Cost of sales includes the cost of merchandise, plus certain distribution and purchasing costs. Cost of sales increased $17.6 million, or 25.5%, to $86.8 million in 1997 from $69.2 million in 1996. The gross margin increased $11.1 million, or 27.7%, to $51.2 million in 1997 from $40.1 million in 1996. The gross margin increased to 37.1% of net sales in 1997 from 36.7% in 1996.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses include (a) direct store level expenses, including rent and related operating costs, payroll, advertising, depreciation and other direct costs, and (b) corporate level costs not directly associated with or allocable to cost of sales including executive salaries, accounting and finance, corporate information systems, office facilities and other corporate expenses. Selling, general and administrative expenses increased $8.9 million, or 27.0%, in 1997 to $42.0 million from $33.0 million in 1996. Of the increase, $7.3 million was attributable to the eight superstores open during 1997 which were not open during 1996 and the one superstore opened in the first half of 1996 not in the comparable store base. The remainder of the increase is attributable to $900,000 in operating expenses in the comparable superstores and $700,000 in corporate costs, principally from the addition of corporate staff and infrastructure to support the expected growth of the Company. As a percentage of sales, selling, general and administrative costs increased to 30.4% of net sales in 1997 from 30.2% of net sales in 1996. This increase is primarily due to the new stores, which, on average, have higher operating costs as a percent of sales than older stores.

         Pre-Opening Expense. The Company expenses store pre-opening expense in the quarter that a superstore is opened. Pre-opening expense for the eight new superstores opened in 1997 amounted to $1.5 million. In 1996, the Company opened one superstore which had pre-opening expense of $140,000.

         Interest Expense. Interest expense was $631,000 for 1997, a decrease of $69,000 from 1996. This decrease was due to the repayment of bank debt resulting from the cash received from the sale of common shares in October 1997.

         Interest Income. Interest income was $202,000 in 1997, an increase of $59,000 from 1996. The increase was due to the investment of cash received from the sale of common shares.

         Income taxes. Prior to the Company's initial public offering on October 9, 1997 the Company elected to be taxed under the S Corporation provisions of the Internal Revenue Service. Under these provisions, the shareholders of the Company included their pro rata share of income or loss in their individual returns. On October 9, 1997 the Company converted to C Corporation status and the Company's earnings subsequent to that date reflect all applicable income taxes. Effective with the termination of its S Corporation status, the Company recognized deferred income taxes of $659,000 for cumulative temporary differences between income for financial and tax reporting purposes.

1996 Compared to 1995

         Net Sales. Net sales increased $9.2 million, or 9.2%, to $109.3 million in 1996 from $100.1 million in 1995. This increase resulted from (i) net sales of $3.9 million from the one new superstore opened during 1996 and
(ii) a comparable superstore sales increase of $5.3 million, or 5%.

         Gross Margin. Cost of sales increased $5.9 million, or 9.3%, to $69.2 million in 1996 from $63.3 million in 1995. The gross margin increased $3.3 million, or 9.1%, to $40.1 million in 1996 from $36.8 million in 1995. The gross margin was 36.7% in both years.

         Selling, General and Administrative Expenses. General and administrative expenses increased $3.5 million, or 12.0%, to $33.0 million in 1996 from $29.5 million in 1995. Of the increase, $1.1 million resulted from the one superstore opened in 1996 and $700,000 from superstores opened before December 31, 1995. The remainder resulted from the addition of senior management and other corporate staff during 1996, the cost of moving the Company's distribution and office facilities in May 1996 and the increased rent and maintenance of these new facilities. All of these added expenditures were designed to support the planned growth of the Company. Selling, general and administrative expenses increased to 30.2% of net sales in 1996 from 29.5% of net sales in 1995.

         Pre-Opening Expense. Pre-opening expense was $140,000 in 1996 for the one superstore opened in that year. No stores were opened in 1995.

         Interest Expense. Interest expense decreased by $141,000 to $700,000 in 1996 from $841,000 in 1995. This decrease was due to lower bank borrowings in 1996 as the Company was able to use the proceeds of shareholder loans and internally generated cash to fund operations and the addition of one superstore.

         Interest Income. Interest income increased by $62,000 to $143,000 in 1996 from $81,000 in 1995. This increase was due to additional cash the Company was able to accumulate from internally generated funds during non-peak borrowing periods.

Seasonality and Quarterly Results


         Due to the importance of the fall selling season, which includes Halloween, Thanksgiving and Christmas, the fourth calendar quarter has historically contributed, and is expected to continue to contribute, a substantial majority of the Company's profitability for the entire year. As a result, any factors negatively affecting the Company during the fourth quarter of any year, including adverse weather and unfavorable economic conditions, would have a materially adverse effect on the Company's results of operations for the entire year.

         The Company's quarterly results of operations also may fluctuate based upon such factors as the timing of certain holiday seasons, the number and timing of new superstore openings, the amount of superstore pre-opening expenses, the amount of net sales contributed by new and existing superstores, the mix of products sold, the timing and level of markdowns, competitive factors, weather and general economic conditions.

         Set forth below is certain summary information with respect to the Company's operations for the most recent eight fiscal quarters:

                                                         First           Second           Third           Fourth
                                                        Quarter          Quarter         Quarter          Quarter
                                                       -----------     ------------    ------------    --------------
                                                                  (in thousands except per share amounts)

Year ended December 31, 1997

      Net Sales...................................        $27,252          $26,405         $31,295           $53,104
      Income (loss) from operations...............            511             (78)             349             6,999
      Income (loss) before income taxes...........            400            (247)              89             7,110
      Net income (loss)...........................            393            (247)              89             3,757
      Net income (loss) per share, diluted........           0.09           (0.06)            0.02              0.52
      Pro forma net income (loss)(1)..............            240            (148)              53             4,286
      Pro forma diluted net income (loss)
           per share..............................           0.06           (0.03)            0.01              0.60
      Weighted average shares outstanding.........          4,326            4,326           4,326             7,155

Year ended December 31, 1996

      Net sales...................................        $23,176          $21,803         $25,687           $38,653
      Income (loss) from operations...............            494             (26)           1,095             5,380
      Income (loss) before income taxes...........            376            (169)             925             5,254
      Net income (loss)...........................            354            (164)             911             5,205
      Net income (loss) per share, diluted........           0.08           (0.04)            0.21              1.20
      Pro forma net income (loss)(1)..............            232            (108)             561             3,132
      Pro forma diluted net income (loss)
           per share..............................           0.05           (0.02)            0.13              0.72
      Weighted average shares outstanding.........          4,326            4,326           4,326             4,326

-------------
     (1) The pro forma information has been computed as if the Company was subject to federal and all applicable state corporate income taxes for each of the periods presented, assuming the tax rate that would have applied had the Company been taxed as a C Corporation.

Liquidity and Capital Resources

         The Company's cash needs are primarily for working capital to support its inventory requirements and capital expenditures, pre-opening expenses and beginning inventory for new superstores. Prior to the sale of common shares in October 1997, the Company had financed its operations and new store openings primarily with cash from operations, borrowing under bank financing agreements and subordinated loans from its shareholders.

         In October 1997 the Company completed an initial public offering of 3,105,000 shares of its common stock, including shares issued upon exercise of an underwriters' overallotment option in November 1997. Net proceeds to the Company, after deducting underwriting commissions and discounts and expenses, was $42.6 million. Approximately $28.0 million of the proceeds were used to retire long-term debt, borrowings under the line of credit and the loans from shareholders.

         At December 31, 1997 and 1996, the Company's working capital was $41.0 million and $20.6 million, respectively. During 1997 and 1996, cash generated by operations was $1.5 million and $6.7 million, respectively. In these periods, $11.8 million and $1.6 million of cash, respectively, was used to increase inventory levels to support both new and existing stores. In 1997 part of the inventory increase was financed through increases in accounts payable of $7.2 million.

         Net cash used in investing activities during 1997 and 1996 was $8.0 million and $2.3 million, respectively. This use of cash was primarily the result of new store openings and, in 1997, the investment of $4.0 million of proceeds from the sale of shares into marketable securities. In 1998, the Company expects to spend approximately $5.7 million on capital expenditures, which includes approximately $4.0 million for new store openings and the remainder for distribution equipment in support of the warehouse expansion, systems development and fixtures for existing stores. There are no other material commitments for capital expenditures other than new store openings in the next 12 months.

         On March 11, 1998 the Company entered into a new four year financing agreement with a bank which provides a $25 million revolving credit facility, $15 million of which is available immediately with the remainder available in $5 million increments in 1999 and 2000 providing the Company is in compliance with the agreement's covenants.

         The Company believes the proceeds from the public offering, together with cash generated from operations and available borrowings under the financing agreement will be sufficient to finance its working capital and capital expenditure requirements for at least the next 12 months.

Inflation

         Management does not believe that inflation has had a material effect on its financial condition or results of operations during the past three years.

Year 2000

         Management has evaluated the issues relating to the Year 2000 as it may affect the Company's operating systems and future operating results and has determined the cost of addressing the Year 2000 issue is immaterial and the changes required are of a magnitude which is unlikely to impact future operating performance.

Recent Accounting Pronouncements

         On February 18, 1998, the Financial Accounting Standards Board cleared, subject to certain editorial changes, the proposed Statement of Position (SOP), "Reporting on the Costs of Start-Up Activities". The statement provides guidance on the financial reporting for start-up costs and requires entities to expense start-up activities as they are incurred. The SOP, effective for fiscal years beginning after December 15, 1997, is expected to be issued by the end of April 1998. The Company does not anticipate the issuance of the SOP to have a material impact on its results of operations or financial position.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                        A.C. MOORE ARTS & CRAFTS, INC.

                                                                       Page

Report of Independent Accountants..................................     28

Consolidated Balance Sheet at December 31, 1997 and 1996...........     29

Consolidated Statement of Income for each of the three years
         in the period ended December 31, 1997.....................     30

Statement of Changes in Shareholders' Equity for each of the
         three years in the period ended December 31, 1997.........     31

Consolidated Statement of Cash Flows for each of the three
         years in the period ended December 31,1997................     32

Notes to Consolidated Financial Statements.........................     33

                       Report of Independent Accountants


To the Board of Directors and Shareholders of A.C. Moore Arts & Crafts, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of A.C. Moore Arts & Crafts, Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

Philadelphia, Pennsylvania
February 27, 1998

                        A.C. MOORE ARTS & CRAFTS, INC.
                          CONSOLIDATED BALANCE SHEET
                            (dollars in thousands)

                                                                                    December 31,
                                                                                --------------------
                                                                                 1997         1996
                                                                                -------      -------
                                     ASSETS
Current assets:
     Cash and cash equivalents ...........................................      $15,835      $ 6,431
     Marketable securities ...............................................        4,004         --
     Accounts receivable .................................................          131          162
     Inventories .........................................................       37,022       25,255
     Prepaid expenses and other current assets ...........................          903          361
                                                                                -------      -------
                                                                                 57,895       32,209

Property and equipment, net ..............................................        7,655        5,114
Other assets .............................................................          517          476
                                                                                -------      -------
                                                                                $66,067      $37,799
                                                                                =======      =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt ...................................      $   --       $ 1,857
     Trade accounts payable ..............................................       12,479        6,226
     Accrued payroll and payroll taxes ...................................        2,353        2,209
     Accrued expenses ....................................................        2,089        1,320
                                                                                -------      -------
                                                                                 16,921       11,612
                                                                                -------      -------
Long-term liabilities:
     Long-term debt ......................................................         --          6,653
     Loans from shareholders-subordinated ................................         --         11,095
     Deferred taxes ......................................................          830         --
     Other long-term liabilities .........................................        1,230          947
                                                                                -------      -------
                                                                                  2,060       18,695
                                                                                -------      -------
                                                                                 18,981       30,307
                                                                                -------      -------
Shareholders' equity:
     Preferred stock, no par value, 5,000,000 shares
     authorized, none issued .............................................         --           --

     Common stock, no par value, 20,000,000 shares authorized, 7,405,000 shares outstanding at December 31, 1997; 4,300,000 shares outstanding
     at December 31, 1996 ................................................       42,829          200

     Retained earnings ...................................................        4,257        7,292
                                                                                -------      -------
                                                                                 47,086        7,492
                                                                                -------      -------
                                                                                $66,067      $37,799
                                                                                =======      =======

   The accompanying notes are an integral part of these financial statements

                        A.C. MOORE ARTS & CRAFTS, INC.
                       CONSOLIDATED STATEMENT OF INCOME
                 (dollars in thousands except per share data)


                                                                                  Year Ended December 31,
                                                                      -----------------------------------------------
                                                                          1997              1996              1995
                                                                      -----------       -----------       -----------

Net sales ......................................................      $   138,056       $   109,319       $   100,106
Cost of sales (including buying and
   distribution costs) .........................................           86,827            69,195            63,344
                                                                      -----------       -----------       -----------
Gross margin ...................................................           51,229            40,124            36,762
Selling, general and administrative expenses ...................           41,971            33,041            29,514
Pre-opening expenses ...........................................            1,477               140              --
                                                                      -----------       -----------       -----------
Income from operations .........................................            7,781             6,943             7,248
   Interest expense ............................................              631               700               841
   Interest income .............................................             (202)             (143)              (81)
                                                                      -----------       -----------       -----------
Income before income taxes .....................................            7,352             6,386             6,488
   Income tax expense ..........................................            3,360                80                79
                                                                      -----------       -----------       -----------
Net income .....................................................      $     3,992       $     6,306       $     6,409
                                                                      ===========       ===========       ===========

Basic net income per share .....................................      $      0.80       $      1.47       $      1.49
                                                                      ===========       ===========       ===========

Weighted average shares outstanding ............................        4,982,000         4,300,000         4,300,000
                                                                      ===========       ===========       ===========

Diluted net income per share ...................................      $      0.79       $      1.46       $      1.48
                                                                      ===========       ===========       ===========

Weighted average shares outstanding
   plus impact of stock options ................................        5,078,000         4,326,000         4,326,000
                                                                      ===========       ===========       ===========

Pro forma income and per share data (unaudited) (Notes 2 and 3):
Income before income taxes, as reported ........................      $     7,352       $     6,386       $     6,488
   Pro forma income tax provision ..............................            2,921             2,569             2,648
                                                                      -----------       -----------       -----------
Pro forma net income ...........................................      $     4,431       $     3,817       $     3,840
                                                                      ===========       ===========       ===========


Pro forma basic net income per share ...........................      $      0.89       $      0.89       $      0.89
                                                                      ===========       ===========       ===========

Pro forma diluted net income per share...............                 $      0.87       $     0.88        $      0.89
                                                                      ===========       ===========       ===========

   The accompanying notes are an integral part of these financial statements

                         A.C. MOORE ARTS & CRAFTS INC.
                 STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                            (dollars in thousands)

                                                         Common        Retained
                                          Shares         Stock         Earnings         Total
                                        ---------      ---------      ---------       ---------

Balance, December 31, 1994 .......      4,300,000      $     200      $   3,715       $   3,915
Net income .......................           --             --            6,409           6,409
Distributions to shareholders ....           --             --           (2,568)         (2,568)
                                        ---------      ---------      ---------       ---------
Balance, December 31, 1995 .......      4,300,000      $     200          7,556           7,756
Net income .......................           --             --            6,306           6,306
Distributions to shareholders ....           --             --           (6,570)         (6,570)
                                        ---------      ---------      ---------       ---------
Balance, December 31, 1996 .......      4,300,000      $     200          7,292           7,492
Net income .......................           --             --            3,992           3,992
Distributions to shareholders ....           --             --           (7,027)         (7,027)
Proceeds from sale of common stock      3,105,000         42,590           --            42,590
Compensation expense related to
         stock options ...........           --               39           --                39
                                        ---------      ---------      ---------       ---------
Balance, December 31, 1997 .......      7,405,000      $  42,829      $   4,257       $  47,086
                                        =========      =========      =========       =========

   The accompanying notes are an integral part of these financial statements

                        A.C. MOORE ARTS & CRAFTS, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)

                                                                      Year Ended December 31,
                                                              --------------------------------------
                                                                1997           1996           1995
                                                              --------       --------       --------
Cash flows from operating activities:
Net Income                                                    $  3,992       $  6,306       $  6,409


Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
         Depreciation and amortization .................         1,461          1,145            975
         Compensation expenses related to stock
         options .......................................            39
         Provisions for deferred income taxes ..........           830
         Changes in assets and liabilities:
               Accounts receivable .....................            31             12            (94)
               Inventories .............................       (11,767)        (1,596)        (3,028)
               Prepaid expenses and other current assets          (542)            31            (41)
               Accounts payable and accrued expenses ...         7,166            656           (133)
               Other assets ............................           (41)           (13)           (56)
               Other long-term liabilities .............           283            112            158

                                                              --------       --------       --------
Net cash provided by operating activities ..............         1,452          6,653          4,190
                                                              --------       --------       --------

Cash flows (used in) investing activities:
         Capital expenditures ..........................        (4,002)        (2,251)          (853)
         Investment in marketable securities ...........        (4,004)          --             --
                                                              --------       --------       --------
Net cash (used in) investing activities ................        (8,006)        (2,251)          (853)
                                                              --------       --------       --------

Cash flows from financing activities:
         Proceeds from sale of common stock ............        42,590           --             --
         Proceeds from long-term debt ..................          --             --            3,380
         Proceeds from shareholders' loans .............         3,705          3,500           --
         Repayment of shareholders' loans ..............       (14,800)          --             --
         Repayment of long-term debt ...................        (8,510)          (776)        (3,397)
         Distributions to shareholders .................        (7,027)        (6,570)        (2,568)
                                                              --------       --------       --------
Net cash provided by (used in) financing activities ....        15,958         (3,846)        (2,585)
                                                              --------       --------       --------
Net increase in cash ...................................         9,404            556            752
Cash and cash equivalents at beginning of year .........         6,431          5,875          5,123
                                                              ========       ========       ========
Cash and cash equivalents at end of year ...............      $ 15,835       $  6,431       $  5,875
                                                              ========       ========       ========
Cash paid during the year for:
         Interest ......................................      $    679       $    709       $    838
                                                              ========       ========       ========
         Income taxes ..................................      $  2,707       $     82       $     41
                                                              ========       ========       ========

   The accompanying notes are an integral part of these financial statements

                        A.C. MOORE ARTS & CRAFTS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    Summary Of Significant Accounting Policies

Organization and basis of presentation. A.C. Moore Arts & Crafts, Inc. became a holding company in July 1997 by incorporating in Pennsylvania and exchanging its common stock for all of the capital stock of A.C. Moore Inc. held by its shareholders. The consolidated financial statements include the accounts of A.C. Moore Arts & Crafts, Inc. and its wholly owned subsidiaries (collectively the "Company"). All intercompany accounts and transactions have been eliminated. As of December 31, 1997, the Company operated a 25-store chain of retail arts and crafts stores in the mid-Atlantic and northeast regions of the United States.

Cash and cash equivalents. Cash and cash equivalents are stated at cost, which approximates market value. Cash equivalents include only securities having a maturity of three months or less at the time of purchase.

Marketable securities. The Company's investments, consisting of federal agency securities, are classified as available-for-sale and are recorded at cost which approximates fair market value. Fair market value is based upon quoted market prices on the last day of the year. These securities were called in their entirety by the agency in January 1998.

Concentration of credit risk. Financial instruments, which potentially subject the Company to concentrations of credit risk, are cash, cash equivalents and marketable securities. The Company limits its credit risk by placing its investments in highly rated, highly liquid funds.

Inventories. Inventories, which consist of general consumer merchandise held for sale, are stated at the lower of cost or market. The cost of store inventories is determined by the retail inventory method. Warehouse inventories are determined on a first-in, first-out basis. The Company includes as inventoriable costs certain indirect costs, principally purchasing, warehousing and distribution.

Property and equipment. Property and equipment are stated at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets. Furniture, fixtures and equipment are depreciated over periods of five to ten years and leasehold improvements are depreciated over the shorter of their estimated useful lives or the term of the related lease. Maintenance and repairs are charged to operations as incurred and major improvements are capitalized. When property and equipment are retired or sold, the cost and related accumulated depreciation are removed from the accounts and the net amount, less any proceeds from disposal, is reflected in income.

Store pre-opening expenses. Direct incremental costs incurred to prepare a store for opening are deferred until the quarter the store opens at which time such costs are fully charged to expense.

Advertising costs. The costs incurred for advertising are expensed the first time the advertising takes place and are offset by reimbursements received under cooperative advertising programs with certain vendors. Net advertising expense during 1997, 1996 and 1995 was $4,083,000, $2,985,000 and $2,808,000,
respectively.

Fair value of investments. The carrying amounts of cash, cash equivalents and marketable securities, accounts receivable, other current assets, accounts payable, accrued expenses and other liabilities approximate fair value because of the short maturity of these instruments. The carrying amount of long-term debt approximates fair value, as the interest rates on the debt approximate rates currently available to the Company for debt with similar terms and remaining maturities.

Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the amount of revenues and expenses during the reporting period. Differences from those estimates, if any, are recorded in the period they become known.

Recent accounting pronouncements. On February 18, 1998, the Financial Accounting Standards Board cleared, subject to certain editorial changes, the proposed Statement of Position (SOP), "Reporting on the Costs of Start-Up Activities". The statement provides guidance on the financial reporting for start-up costs and requires entities to expense start-up activities as they are incurred. The SOP, effective for fiscal years beginning after December 15, 1997, is expected to be issued by the end of April 1998. The Company does not anticipate the issuance of the SOP to have a material impact on its results of operations or financial position.


 2.   Income Taxes and Pro Forma Income Taxes

Prior to the Company's initial public offering completed on October 9, 1997 the Company elected to be taxed under the S Corporation provisions of the Internal Revenue Code. Under these provisions, the shareholders of the Company included their pro rata share of income or loss in their individual federal and state tax returns. A portion of the distributions to shareholders was related to their individual income tax liabilities resulting from S Corporation taxable earnings. The Company's earnings subsequent to conversion to C Corporation status reflect all applicable income taxes.

The Company utilizes the liability method of accounting for income taxes. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Effective with the termination of its S Corporation status the Company recognized deferred income taxes of $659,000 for cumulative temporary differences between income for financial and tax reporting purposes. As of December 31, 1997, the deferred tax liability of $830,000 comprised principally temporary differences related to depreciation.

Pro forma taxes have been computed as if the Company was subject to all applicable federal and state income taxes for each year presented, assuming the tax rate that would have applied had the Company been taxed as a C Corporation.

A reconciliation of income tax expense at the federal income tax rate to the income tax provision is as follows:

                                                  Year Ended December 31,
                                                -----------------------------
                                                 1997        1996       1995
                                                -------    -------    -------
                                                       (in thousands)
U.S. federal taxes at statutory rate ........   $ 2,500    $ 2,171    $ 2,206
State and local taxes, net ..................       355        393        421
Effect of S Corporation taxable earnings ....      (212)    (2,489)    (2,569)
Recognition of cumulative deferred income tax       659       --         --
Other .......................................        58          5         21
                                                -------    -------    -------
Income tax provision ........................   $ 3,360    $    80    $    79
                                                =======    =======    =======


The income tax provision for 1997 consists of the following:

          Current tax expense:
                   Federal ..............................   $2,035
                   State ................................      495
                                                            ------
                            Total current ...............    2,530
                                                            ------

          Deferred tax expense:
                   Federal-1997 .........................      128
                   Federal-prior years ..................      659
                   State ................................       43
                                                            ------
                            Total deferred ..............      830
                                                            ------
                            Total income tax provision ..   $3,360
                                                            ======


For the years ended December 31, 1996 and 1995 the Company, as an S Corporation for federal and state tax purposes, provided current and deferred taxes in the financial statements for the states of New Jersey and New York corporate-level tax on S Corporations which rates were approximately 2%. The effective tax rates differed from the statutory rates principally because of the effects of certain permanent differences and apportionment ratios.

3.   Earnings Per Share

The Company has adopted the provisions of SFAS No. 128, "Earnings Per Share" and the Securities and Exchange Commission's Staff Accounting Bulletin 98. All prior period earnings per share data presented has been restated in accordance with SFAS No. 128.

The following is a reconciliation of the denominators of the basic and diluted earnings per share computations:

                                         For the Years Ended December 31,
                                       -----------------------------------
                                         1997           1996        1995
                                       --------        ------      ------

Basic earnings per share . . . . . .   4,982,000     4,300,000    4,300,000
Effect of dilutive options . . . . .      96,000        26,000       26,000
                                      ----------    ----------   ----------
Diluted earnings per share . . . . .   5,078,000     4,326,000    4,326,000
                                      ==========     =========   ==========


 4.   Property and Equipment

Property and equipment consists of:

                                                             December 31,
                                                         ------------------
                                                           1997       1996
                                                         --------   -------
                                                            (in thousands)

Furniture, fixtures and equipment .....................   $11,783   $ 7,557
Leasehold improvements ................................       714       664
Equipment for future stores ...........................       331       604
                                                          -------   -------
                                                           12,828     8,825
Less:  Accumulated depreciation and amortization ......     5,173     3,711
                                                          -------   -------
                                                          $ 7,655   $ 5,114
                                                          =======   =======


5. Leases

The Company leases its retail stores, administrative offices and warehouse facilities under noncancelable operating leases. The lease for the administrative offices and distribution center has an initial lease term of six years with a six-year renewal option. The Company also has short-term warehouse space with a one year initial lease term. Most store leases have an average initial term of ten years, with three five year renewal options, and provide for predetermined escalations in future minimum annual rent or additional rent contingent upon store sales levels. The pro rata portion of scheduled rent escalations has been included in other long-term liabilities in the accompanying balance sheet. For the years 1997 and 1996 the amount of accrued rent expense recognized over the amount paid were $285,000 and $140,000 respectively and has been included in other long-term liabilities in the accompanying consolidated balance sheet.


         Rent expense under operating leases consists of:

                                                        Year Ended December 31,
                                                       ------------------------
                                                        1997     1996     1995
                                                       -----    ------   ------
                                                           (in thousands)
Minimum rentals ....................................   $6,444   $4,815   $4,739
Contingent payments ................................      232      244      200
                                                       ------   ------   ------
                                                       $6,676   $5,059   $4,939
                                                       ======   ======   ======

In 1997, the Company entered into six leases for stores to open in 1998 and 1999. During January and February 1998, the Company entered into leases for three stores which are planned to open in 1998.

Future minimum lease payments (including those for unopened stores) as of December 31, 1997 for non-cancelable operating leases with terms in excess of one year are as follows (in thousands):

                  1998....................................     $7,850
                  1999....................................      8,471
                  2000....................................      8,710
                  2001....................................      8,768
                  2002....................................      7,916
                  Thereafter..............................     37,986
                                                               ------
                     Total minimum future rentals.......      $79,701
                                                              =======


6. Long-Term Debt

At December 31, 1996 long-term debt consisted of a term loan payable monthly with interest at LIBOR plus 2% which was repaid in its entirety from the proceeds of the initial public offering.

The Company has two revolving lines of credit along with an operating line of credit. The loan agreement is collateralized by all of the Company's assets and contains certain financial and restrictive covenants including limitations on incurring other debt and paying dividends. The revolving lines of credit in the amounts of $3,200,000 and $5,000,000 are available solely for costs associated with opening new stores and related inventory purchases. Both revolving lines of credit are available until December 31, 1998, at which time the Company may elect to convert the lines to a 60-month term loan maturing on December 31, 2003. The $16,000,000 operating line of credit is available to the Company solely for working capital purposes; $9,000,000 is currently available, and $7,000,000 will be made available to the Company on March 31, 1998 upon achievement of certain performance measurements. The agreement bears elective interest rates which vary based upon the bank's base rate or LIBOR. The Company is required to pay an annual commitment fee of 0.125% on the unused portion of the lines of credit. There were no amounts outstanding at December 31, 1997 under the revolving or operating lines of credit.


7. Loans From Shareholders - Subordinated

The loans from shareholders were repaid in their entirety with the proceeds from the initial public offering. Such loans were non-interest bearing, payable to the shareholders upon their written request for payment, and subject to the subordination provisions.


8. Stock Incentive Plan and Stock Options

The Company's Employee, Director and Consultant Stock Option Plan (the "1997 Plan"), pursuant to which 1,000,000 shares of common stock may be granted, was adopted by the Company's Board of Directors in July 1997 for the purpose of securing for the Company and its shareholders the benefits arising from the ownership of Company stock options by key employees and non-employee directors. Effective September 15, 1997 options to purchase 444,500 shares of common stock were granted under the 1997 Plan at an exercise price per share of $9.00 with an exercise term of ten years. The estimated fair value of the shares on the measurement date was $10.20. The options granted to date under the 1997 Plan vest one-third in 1998, one-third in 1999 and one-third in 2000. During the period subsequent to grant, options for 58,000 shares were forfeited. The balance outstanding at December 31, 1997 was 386,500 shares, none of which were exercisable. The Company will record aggregate compensation expense of approximately $464,000 spread ratably over the three year vesting period, $39,000 in 1997.

The Company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." Had compensation cost for the Company's plan been determined based on the fair value provisions of SFAS No. 123, the Company's net income and net income per share would not have changed during 1996 as no options were granted during that year. The Company would have recorded additional expense during 1997 of approximately $128,000, resulting in adjusted net income of $3,864,000. Pro forma basic and diluted net income per share, adjusted for the additional compensation cost, would have been $.78 and $.76 per share, respectively, for the year ended December 31, 1997.

The pro forma results may not be representative of the effects on reported operations for future years.

The fair value of the options was calculated using a Black-Scholes options pricing model with the following weighted-average assumptions: risk-free interest rate of 6.4%; no dividend yield; and a weighted average expected life of the options of seven years. In accordance with the provisions of SFAS No. 123, no expected volatility was utilized in determining fair value, as the options were granted prior to the Company becoming a public entity.

On February 28, 1995, in recognition of financial consulting services, the Company granted a Board member an option to purchase 64,500 shares of common stock, representing a 1.5% ownership interest in the Company. The option, which expires February 28, 2005, has an exercise price of $4.66. The Company utilized the Black-Scholes option-pricing model to estimate the fair value of the option. The fair value of the option did not materially impact the results of operations over the periods benefited.


9. Shareholder's Equity

In October 1997 the Company completed an initial public offering of 2,700,000 shares of its common stock. Net proceeds to the Company, after deducting underwriting discounts and commissions and expenses, were $36,990,000. Approximately $28,000,000 of the proceeds were used to retire long-term debt, borrowings under a line of credit and loans from shareholders. In November 1997, an additional 405,000 shares of common stock were sold pursuant to the underwriters' over-allotment option, providing additional net proceeds to the Company of approximately $5,600,000

The Company has authorized 5,000,000 shares of undesignated preferred stock. The Company may issue preferred stock in one or more series by vote of its Board of Directors having the dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices and liquidation preferences approved by the Board of Directors.


11. Commitments and Contingencies

The Company is not a party to any material legal proceedings other than routine litigation incidental to its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, operating results or cash flows of the Company.


12. Subsequent Event (Unaudited)

Loan agreement. On March 11, 1998, the Company entered into a four year financing agreement with a bank which provides a $25,000,000 revolving credit facility, $15,000,000 of which is available immediately, an additional $5,000,000 is available on July 1, 1999 and $5,000,000 which becomes available on July 1, 2000 providing the Company is in compliance with the leverage and debt service ratios contained in the agreement. The agreement is collateralized by all of the Company's assets and bears elective interest rates which vary based upon the bank's prime rate or LIBOR.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         The Company had no changes in or disagreements with accountants on accounting and financial disclosure of the type referred to in Item 304 of Regulation S-K.


                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information concerning the directors of the Company is set forth in the Proxy Statement to be delivered to shareholders in connection with the Company's 1998 Annual Meeting of Shareholders (the "Proxy Statement") under the heading "Election of Directors," which information is incorporated herein by reference. The name, age and position of each executive officer of the Company is set forth under the heading "Executive Officers of the Registrant" in Item 1 of this report, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

         The information concerning executive compensation is set forth in the Proxy Statement under the heading "Executive Compensation," which information is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

             The information concerning security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading APrincipal Stockholders and Management Ownership," which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

             The information concerning certain relationships and related transactions is set forth in the Proxy Statement under the heading ACertain Transactions," which information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

             (a) The following documents are filed as part of this Annual Report on Form 10-K:
                           (i)       Financial Statements:

                           Report of Independent Accountants

                           Consolidated Balance Sheet at December 31, 1997
                                    and 1996

                           Consolidated Statement of Income for each of the
                                    three years in the period encded December
                                    31, 1997

                           Statement of Changes in Shareholders' Equity for
                                    each of the three years in the period
                                    ended December 31, 1997

                           Consolidated Statement of Cash Flows for each of
                                    the three years in the period ended
                                    December 31,1997

                           Notes to Consolidated Financial Statements

                  (2)      Financial Statement Schedules:

                  No financial statement schedules are required to be filed as part of this report.

                  (3) Exhibits:

                           The exhibits filed as part of this report are
                  listed under exhibits at subsection (c) of this Item 14.

             (b)  Current Reports on Form 8-K:

                           No report on Form 8-K was filed on behalf of the
                    Registrant during the last quarter of the period covered by this report.

    (c)  Exhibits:

     Exhibit Number Description

      *3.1          Articles of Incorporation

      *3.2          Bylaws

     *+10.1         1997 Employee, Director and Consultant Stock Option Plan

     *+10.2         Form of Stock Option Award Agreement

     10.3 Loan Agreement, dated March 11, 1998, between the Company and KeyBank National Association

     *+10.4         Correspondence reflecting option granted to Richard Lesser

     *10.5 Tax Indemnification Agreement, dated July 22, 1997, among the Company, John E. Parker and William Kaplan

     *10.6 Lease, dated August 14, 1995, between Freeport 130 LLC and A.C. Moore, Inc.

      21.1          Subsidiaries of the Company

      27.1          Financial Data Schedule

-------------------
+   Management contract or compensatory plan or arrangement
* Incorporated by reference to the Company's Registration Statement on Form S-1 (#333-32859)

                                  SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            A.C. MOORE ARTS & CRAFTS, INC.

Date: March 23 , 1998                       By:   /s/ John E. Parker
                                                -----------------------
                                                  John E. Parker, President and
                                                  Chief Executive Officer


              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                  SIGNATURE                                  CAPACITY                            DATE
    -------------------------------------  ----------------------------------------------  ---------------

     /s/ John E. Parker                    President, Chief Executive Officer, and          March 23, 1998
    -------------------------------------  Director (Principal Executive Officer)
    John E. Parker


     /s/ Leslie H. Gordon                  Senior Vice President and Chief Financial        March 23, 1998
    -------------------------------------  Officer (Principal Financial and Accounting
    Leslie H. Gordon                       Officer)



     /s/ William Kaplan                    Chairman of the Board                            March 23, 1998
    -------------------------------------
    William Kaplan


     /s/ Patricia A. Parker                Director                                         March 23, 1998
    -------------------------------------
    Patricia A. Parker


     /s/ Richard Lesser                    Director                                         March 23, 1998
    -------------------------------------
    Richard Lesser


     /s/ Richard J. Bauer                  Director                                         March 23, 1998
    -------------------------------------
    Richard J. Bauer


     /s/ Richard J. Drake                  Director                                         March 23, 1998
    -------------------------------------
    Richard J. Drake

                                                    EXHIBIT INDEX



  Exhibit No.     Description

      *3.1          Articles of Incorporation

      *3.2          Bylaws

     *+10.1         1997 Employee, Director and Consultant Stock Option Plan

     *+10.2         Form of Stock Option Award Agreement

      10.3 Loan Agreement, dated March 11, 1998, between the Company and KeyBank National Association

     *+10.4         Correspondence reflecting option granted to Richard Lesser

     *10.5 Tax Indemnification Agreement, dated July 22, 1997, among the Company, John E. Parker and William Kaplan

     *10.6 Lease, dated August 14, 1995, between Freeport 130 LLC and A.C. Moore, Inc.

      21.1          Subsidiaries of the Company

      27.1          Financial Data Schedule

-------------------
+   Management contract or compensatory plan or arrangement
* Incorporated by reference to the Company's Registration Statement on Form S-1 (#333-32859)