Form 10-Q
period 1998-03-31
A C MOORE ARTS & CRAFTS INC
filed 1998-05-11
CIK 1042809

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1998

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 000-23157
                        ---------

                         A.C. MOORE ARTS & CRAFTS, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                      22-3527763
          ------------                                      ----------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

                    500 University Court, Blackwood, NJ 08012
                    -----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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
 Yes  X      No
     ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                                Outstanding at May 8, 1998
-----                                                --------------------------

Common Stock, no par value                                  7,405,000

                         A.C. MOORE ARTS & CRAFTS, INC.

                                TABLE OF CONTENTS

                                                                                                 Page
                                                                                                Number
                                                                                                ------
PART I: FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Consolidated Balance Sheet as of March 31, 1998
                  and December 31, 1997                                                           3

                  Consolidated Statement of Income for the three
                  months ended March 31, 1998 and 1997                                            4

                  Consolidated Statement of Cash Flows for the three
                  months ended March 31, 1998 and 1997                                            5

                  Notes to Financial Statements (Unaudited)                                       6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                             7

         Item 3.  Quantitative and Qualitative Disclosure About
                  Market Risk                                                                     9

PART II: OTHER INFORMATION

         Item 1.  Legal Proceedings                                                              10

         Item 2.  Changes in Securities and Use of Proceeds                                      10

         Item 3.  Defaults Upon Senior Securities                                                10

         Item 4.  Submission of Matters to a Vote of Security Holders                            11

         Item 5.  Other Information                                                              11

         Item 6.  Exhibits and Reports on Form 8-K                                               11

SIGNATURES                                                                                       12

EXHIBIT INDEX                                                                                    13


                         A.C. MOORE ARTS & CRAFTS, INC.
                           CONSOLIDATED BALANCE SHEET
                             (dollars in thousands)
                                   (unaudited)

                                                             March 31,         December 31,
                                                               1998                1997
                                                             -------              -------
                     ASSETS
Current assets:
   Cash and cash equivalents                                 $ 8,409              $15,835
   Marketable securities                                       3,944                4,004
   Inventories                                                41,951               37,022
   Prepaid expenses and other current assets                   1,002                1,034
                                                             -------              -------
                                                              55,306               57,895

Property and equipment, net                                    8,440                7,655
Other assets                                                     532                  517
                                                             -------              -------
                                                             $64,278              $66,067
                                                             =======              =======
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Trade accounts payable                                    $11,232              $12,479
   Accrued payroll and payroll taxes                           1,168                2,353
   Accrued expenses                                            2,218                2,089
                                                             -------              -------
                                                              14,618               16,921
                                                             -------              -------
Long-term liabilities:
   Deferred taxes                                                830                  830
   Other long-term liabilities                                 1,299                1,230
                                                             -------              -------
                                                               2,129                2,060
                                                             -------              -------
                                                              16,747               18,981
                                                             -------              -------
SHAREHOLDERS' EQUITY

Preferred stock, no par value, 5,000,000 shares
   authorized, none issued
Common stock, no par value, 20,000,000 shares
   authorized, 7,405,000 shares outstanding                   42,867               42,829
Retained earnings                                              4,664                4,257
                                                             -------              -------
                                                              47,531               47,086
                                                             -------              -------
                                                             $64,278              $66,067
                                                             =======              =======

See accompanying notes to financial statements

                         A.C. MOORE ARTS & CRAFTS, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                                      Three months ended
                                                                           March 31,
                                                            ---------------------------------------
                                                                1998                       1997
                                                            -----------                 -----------
Net sales                                                   $    38,219                 $    27,252
Cost of sales (including buying
   and distribution costs)                                       24,192                      17,408
                                                            -----------                 -----------
Gross margin                                                     14,027                       9,844
Selling, general and administrative expenses                     12,787                       8,884
Pre-opening expenses                                                771                         449
                                                            -----------                 -----------
Income from operations                                              469                         511
   Net interest (income) expense                                   (197)                        111
                                                            -----------                 -----------
Income before income taxes                                          666                         400
   Income tax expense                                               260                           7
                                                            -----------                 -----------
Net income                                                  $       406                 $       393
                                                            ===========                 ===========
Basic net income per share                                  $      0.05                 $      0.09
                                                            ===========                 ===========

Weighted average shares outstanding                           7,405,000                   4,300,000
                                                            ===========                 ===========

Diluted net income per share                                $      0.05                 $      0.09
                                                            ===========                 ===========

Weighted average shares outstanding plus
   impact of stock options                                    7,566,000                   4,326,000
                                                            ===========                 ===========
Pro forma income and per share data:
Income before income taxes, as reported                                                 $       400
   Pro forma income tax provision                                                               160
                                                                                        -----------
Pro forma net income                                                                    $       240
                                                                                        ===========

Pro forma basic net income per share                                                    $      0.06
                                                                                        ===========

Pro forma diluted net income per share                                                  $      0.06
                                                                                        ===========

  See accompanying notes to financial statements

                         A.C. MOORE ARTS & CRAFTS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                                       Three Months Ended
                                                                                             March 31,
                                                                               ---------------------------------
                                                                                 1998                      1997
                                                                               --------                 --------
Cash flows from operating activities:
Net income                                                                     $    406                 $    393
Adjustments to reconcile net income to net cash
   (used in) operating activities:
   Depreciation and amortization                                                    470                      327
   Compensation expense related to stock options                                     38                       --
   Changes in assets and liabilities:
        Inventories                                                              (4,929)                  (1,092)
        Prepaid expenses and other current assets                                    32                      (14)
        Accounts payable and accrued expenses                                    (2,302)                    (256)
        Other assets                                                                (15)                      42
        Other long-term liabilities                                                  69                       29
                                                                               --------                 --------
Net cash (used in) operating activities                                          (6,231)                    (571)
                                                                               --------                 --------

Cash flows (used in) investing activities: Capital expenditures                  (1,255)                    (710)
                                                                               --------                 --------

Cash flows from financing activities:
   Proceeds from redemption of marketable securities                              4,004                       --
   Investment in marketable securities                                           (3,944)                      --
   Proceeds from shareholders' loans                                                 --                    3,705
   Repayment of long-term debt                                                       --                     (464)
   Distributions to shareholders                                                     --                   (6,633)
                                                                               --------                 --------

Net cash provided by (used in) financing activities                                  60                   (3,392)
                                                                               --------                 --------

Net (decrease) in cash                                                           (7,426)                  (4,673)

Cash and cash equivalents at beginning of period                                 15,835                    6,431
                                                                               --------                 --------
Cash and cash equivalents at end of period                                     $  8,409                 $  1,758
                                                                               ========                 ========

See accompanying notes to financial statements

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) Basis of Presentation

The consolidated financial statements included herein include the accounts of A.C. Moore Arts & Crafts, Inc. and its wholly owned subsidiaries (collectively the "Company"). The Company is a chain of 30 retail superstores (29 of which were open as of March 31, 1998) selling arts and crafts merchandise. The stores are located in the mid-Atlantic and northeast regions.

These financial statements have been prepared by management without audit and should be read in conjunction with the consolidated financial statements and notes thereto for the year 1997. Due to the seasonality of the Company's business, the results for the interim periods are not necessarily indicative of the results for the year. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. In the opinion of management, all such adjustments are of a normal and recurring nature.

(2) Management Estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported period and related disclosures. Significant estimates made as of and for the three month period ended March 31, 1998 and March 31, 1997 include provisions for shrinkage, capitalized buying, warehousing and distribution costs related to inventory and markdowns of merchandise inventories. Actual results could differ from those estimates.

(3) Pro Forma Information

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

For the three months ended March 31, 1997, pro forma taxes have been computed as if the Company was subject to all applicable federal and state income taxes, assuming the tax rate that would have applied had the Company been taxed as a C Corporation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains certain forward-looking statements. These forward-looking statements do not constitute historical facts and involve risks and uncertainties. Actual results could differ materially from those referred to in the forward-looking statements due to a number of factors, including, but not limited to, the following: ability to open and operate new stores; weather and economic conditions; dependence on key personnel; competition; ability to anticipate merchandise trends and consumer demands; ability to maintain relationships with suppliers, successful implementation of systems, and ability to meet future capital needs. For additional information concerning factors that could cause actual results to differ materially from the information contained herein, reference is made to the information under the heading "Cautionary Statement Relating to Forward Looking Statements" in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Due to the importance of the fall selling season, the fourth quarter has historically contributed, and the Company expects it will continue to contribute, disproportionately to the Company's profitability for the entire year. As a result, the Company's quarterly results of operations may fluctuate. In addition, results of a period shorter than a full year may not be indicative of results expected for the entire year.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales and the number of stores open at the end of each such period:

                                                  For the three months
                                                     ended  March 31,
                                                 ---------------------
                                                  1998            1997
                                                 -----           -----
Net sales                                        100.0%          100.0%

Cost of sales                                     63.3%           63.9%
                                                 -----           -----
Gross margin                                      36.7%           36.1%
Selling, general and
   administrative expenses                        33.5%           32.6%
Pre-opening expenses                               2.0%            1.6%
                                                 -----           -----
Income from operations                             1.2%            1.9%
Net interest expense (income)                    (0.5)%            0.4%
                                                 -----            ----

Income before income taxes                         1.7%            1.5%
Income tax expense                                 0.6%            0.1%
                                                 -----           -----
Net income                                         1.1%            1.4%
                                                 =====           =====
Pro forma income tax provision                                     0.6%
                                                                 -----
Pro forma net income                                               0.9%
                                                                 =====
Number of stores open at end of period              29             20

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

     Net Sales. Net sales increased $11.0 million, or 40.2%, to $38.2 million in the three months ended March 31, 1998 from $27.3 million in the comparable 1997 period. This increase resulted from (i) net sales of $2.2 million from four new superstores opened during the period (ii) net sales of $7.5 million from superstores opened in 1997 not included in the comparable store base, and (iii) a comparable store sales increase of $1.3 million, or 5%. Stores are added to the comparable store base at the beginning of the fourteenth full month of operation.

     Gross Margin. Cost of sales includes the cost of merchandise, plus certain distribution and purchasing costs. Cost of sales increased $6.8 million, or 39.0%, to $24.2 million in the three months ended March 31, 1998 from $17.4 million in the three months ended March 31, 1997. The gross margin increased $4.2 million, or 42.5%, to $14.0 million in the three months ended March 31, 1998 from $9.8 million in the three months ended March 31, 1997. The gross margin increased to 36.7% of net sales in the three months ended March 31, 1998 from 36.1% in the three months ended March 31, 1997.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses include (a) direct store level expenses, including rent and related operating costs, payroll, advertising, depreciation and other direct costs, and (b) corporate level costs not directly associated with or allocable to cost of sales including executive salaries, accounting and finance, corporate information systems, office facilities and other corporate expenses. Selling, general and administrative expenses increased $3.9 million, or 43.9%, in the three months ended March 31, 1998 to $12.8 million from $8.9 million in the three months ended March 31, 1997. Of the increase, $3.1 million was attributable to the nine superstores open during 1998 which were not open during 1997 and the superstores opened in the first quarter of 1997 not in the comparable store base. The remainder of the increase is attributable to $300,000 in operating expenses in the comparable superstores and $500,000 in corporate costs, principally from the addition of corporate staff and infrastructure to support the growth of the Company. As a percentage of sales, selling, general and administrative costs increased to 33.5% of net sales in the three months ended March 31, 1998 from 32.6% of net sales in the three months ended March 31, 1997. This increase is primarily due to the new stores, which, on average, have higher operating costs as a percent of sales than older stores.

     Pre-Opening Expense. The Company has adopted the Financial Accounting Standards Board Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" and accordingly expenses store pre-opening expense as incurred. Pre-opening expense for the four new superstores opened in the first quarter of 1998 amounted to $771,000. In the first quarter of 1997, the Company opened three superstores which had pre-opening expense of $449,000.

     Net Interest (Income) Expense. In the first quarter of 1998 the Company had interest income of $197,000 from the investment of cash received from the sale of common shares in October 1997. In the first quarter of 1997, the Company had net interest expense of $111,000 due to outstanding balances under its long-term debt agreements.

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

Liquidity and Capital Resources.

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

     At March 31, 1998 and December 31, 1997 the Company's working capital was $40.7 million and $41.0 million, respectively. Cash used in operations was $6.2 million for the three months ended March 31, 1998 as a result of additions to inventory in the amount of $4.9 million for new stores and for the buildup of imported product for the spring and Easter selling seasons. Cash was also used in the reduction of accrued payroll and other expenses of $1.1 million.

     Net cash used in investing activities during the three months ended March 31, 1998 and 1997 was $1.3 million and $700,000, respectively. This use of cash was primarily the result of new store openings. In 1998, the Company expects to spend approximately $5.7 million on capital expenditures, which includes approximately $4.0 million for new store openings and the remainder for distribution equipment in support of the warehouse expansion, systems development and fixtures for existing stores. There are no other material commitments for capital expenditures other than new store openings in the next 12 months.

     On March 11, 1998 the Company entered into a new four year financing agreement with a bank which provides a $25 million revolving credit facility, $15 million of which is available immediately with the remainder available in $5 million increments in 1999 and 2000, provided the Company is in compliance with the agreement's covenants.

     The Company believes the proceeds from the public offering, together with cash generated from operations and available borrowings under the financing agreement will be sufficient to finance its working capital and capital expenditure requirements for at least the next 12 months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not Applicable.

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Not Applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

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

     The Company incurred the following expenses in connection with the issuance and distribution of its Common Stock in the Offering:

          Underwriting Discounts and Commissions .............  $3,260,250
          Expenses paid to or for Underwriters ...............          --
          Other Expenses .....................................     724,375
                                                                ----------

                                Total Expenses ...............  $3,984,625
                                                                ==========

     All payments of expenses were direct or indirect payments to persons other than directors or officers of the Company or their associates, persons owning ten percent or more of any class of equity securities of the Company, or affiliates of the Company.

     The Company used the net proceeds of the Offering ($42,590,375 after deducting total expenses set forth above) for the following purposes:

          Repayment of outstanding bank indebtedness ......... $13,198,902
          Repayment of subordinated shareholder loans ........  14,800,000
          Payment of S Corporation Distribution ..............     256,000
          Working capital ....................................   1,445,723
          Temporary investment in Evergreen Institutional
           Fund ..............................................  12,889,750
                                                               -----------

                  Net Proceeds ............................... $42,590,375
                                                               ===========

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

ITEM 5.  OTHER INFORMATION

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON 8-K

         (a)      Exhibits:

                  3.1      Articles of Incorporation*

                  3.2      By-laws*

                  10.1     1997 Employee, Director and Consultant Stock Option
                           Plan**

                  10.2     Form of Stock Option Award Agreement**

                  10.3 Loan Agreement, dated March 11, 1998, between the Company and KeyBank National Association***

                  10.4     Correspondence reflecting option granted to Richard
                           Lesser*

                  10.5 Tax Indemnification Agreement, dated July 22, 1997, among the Company, John E. Parker and William Kaplan*

                  10.6 Lease, dated August 14, 1995, between Freeport 130 LLC and A.C. Moore, Inc.**

                  27.1     Financial Data Schedule

         (b) There were no reports on Form 8-K filed during the quarter ended March 31, 1998.

-------------------
* Incorporated by reference to the Company's Registration Statement on Form S-1 filed August 5, 1997, Registration Number 333-32859.
** Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-1 filed September 16, 1997, Registration Number 333-32859.
*** Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             A.C. MOORE ARTS & CRAFTS, INC.


Date: May 11, 1998                       By: /s/ Leslie H. Gordon
                                             ----------------------------------
                                             Senior Vice President and Chief
                                             Financial Officer (duly authorized
                                             officer and principal financial
                                             officer)

                                  EXHIBIT INDEX

               3.1      Articles of Incorporation*

               3.2      By-laws*

               10.1     1997 Employee, Director and Consultant Stock Option
                        Plan**

               10.2     Form of Stock Option Award Agreement**

               10.3 Loan Agreement, dated March 11, 1998, between the Company and KeyBank National Association***

               10.4     Correspondence reflecting option granted to Richard
                        Lesser*

               10.5 Tax Indemnification Agreement, dated July 22, 1997, among the Company, John E. Parker and William Kaplan*

               10.6 Lease, dated August 14, 1995, between Freeport 130 LLC and A.C. Moore, Inc.**

               27.1     Financial Data Schedule


-------------------
* Incorporated by reference to the Company's Registration Statement on Form S-1 filed August 5, 1997, Registration Number 333-32859.
** Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-1 filed September 16, 1997, Registration Number 333-32859.
*** Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.