Form 10-Q
period 1998-06-30
A C MOORE ARTS & CRAFTS INC
filed 1998-08-10
CIK 1042809

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    FORM 10-Q
(Mark One)
[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1998

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
 Yes  X            No
     ---              ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                              Outstanding at August 1, 1998
-----                                              -----------------------------
Common Stock, no par value                                  7,405,000

                         A.C. MOORE ARTS & CRAFTS, INC.

                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number
                                                                          ------
PART I: FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Consolidated Balance Sheets as of June 30, 1998
                  and December 31, 1997                                      3

                  Consolidated Statements of Income for the three
                  and six month periods ended June 30, 1998 and 1997         4

                  Consolidated Statements of Cash Flows for the six
                  month periods ended June 30, 1998 and 1997                 5

                  Notes to Financial Statements (Unaudited)                  6

         Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       7

         Item 3.  Quantitative and Qualitative Disclosure About
                    Market Risk                                             10

PART II: OTHER INFORMATION

         Item 1.  Legal Proceedings                                         11

         Item 2.  Changes in Securities and Use of Proceeds                 11

         Item 3.  Defaults Upon Senior Securities                           11

         Item 4.  Submission of Matters to a Vote of Security Holders       12

         Item 5.  Other Information                                         12

         Item 6.  Exhibits and Reports on Form 8-K                          12

SIGNATURES                                                                  13

EXHIBIT INDEX                                                               14

                         A.C. MOORE ARTS & CRAFTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)
                                   (unaudited)

                                                            June        December
                                                           30, 1998     31, 1997
                                                           -------      --------
ASSETS

Current assets:
  Cash and cash equivalents                                $ 1,483       $15,835
  Marketable securities                                      3,928         4,004
  Inventories                                               44,780        37,022
  Prepaid expenses and other current assets                    858         1,034
                                                           -------       -------
                                                            51,049        57,895

Property and equipment, net                                  8,965         7,655
Other assets                                                   542           517
                                                           -------       -------
                                                           $60,556       $66,067
                                                           =======       =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable                                   $ 8,827       $12,479
  Accrued payroll and payroll taxes                            987         2,353
  Accrued expenses                                           1,108         2,089
                                                           -------       -------
                                                            10,922        16,921
                                                           -------       -------
Long-term liabilities:
  Deferred taxes                                               830           830
  Other long-term liabilities                                1,399         1,230
                                                           -------       -------
                                                             2,229         2,060
                                                           -------       -------
                                                            13,151        18,981
                                                           -------       -------

SHAREHOLDERS' EQUITY

Preferred stock, no par value, 5,000,000 shares authorized, none issued

Common stock, no par value, 20,000,000 shares
  authorized, 7,405,000 shares outstanding                  42,905        42,829


Retained earnings                                            4,500         4,257
                                                           -------       -------
                                                            47,405        47,086
                                                           -------       -------
                                                           $60,556       $66,067
                                                           =======       =======

See accompanying notes to financial statements

                         A.C. MOORE ARTS & CRAFTS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                         Three months ended                Six months ended
                                                            June 30,                           June 30,
                                                   ----------------------------      ----------------------------
                                                       1998             1997             1998             1997
                                                   -----------      -----------      -----------      -----------

Net sales                                          $    36,691      $    26,405      $    74,910      $    53,657
Cost of sales (including buying and
     distribution costs)                                23,187           16,553           47,379           33,961
                                                   -----------      -----------      -----------      -----------
Gross margin                                            13,504            9,852           27,531           19,696
Selling, general and administrative expenses            13,660            9,670           26,447           18,554
Pre-opening expenses                                       214              260              985              709
                                                   -----------      -----------      -----------      -----------
Income (loss) from operations                             (370)             (78)              99              433
     Net interest (income) expense                        (103)             169             (300)             280
                                                   -----------      -----------      -----------      -----------
Income (loss) before income taxes                         (267)            (247)             399              153
     Income tax expense (benefit)                         (104)            --                156                7
                                                   ===========      ===========      ===========      ===========
Net income (loss)                                  $      (163)     $      (247)     $       243      $       146
                                                   ===========      ===========      ===========      ===========

Basic net income (loss) per share                  $     (0.02)     $     (0.06)     $      0.03      $      0.03
                                                   ===========      ===========      ===========      ===========

Weighted average shares outstanding                  7,405,000        4,300,000        7,405,000        4,300,000
                                                   ===========      ===========      ===========      ===========

Diluted net income (loss) per share                $     (0.02)     $     (0.06)     $      0.03      $      0.03
                                                   ===========      ===========      ===========      ===========

Weighted average shares outstanding
     plus impact of stock options                    7,602,000        4,326,000        7,571,000        4,326,000
                                                   ===========      ===========      ===========      ===========

Pro forma income and per share data:
Income (loss) before income taxes, as reported                      $      (247)                      $       153
     Pro forma income tax provision (benefit)                               (99)                               61
                                                                    -----------                       -----------
Pro forma net income (loss)                                         $      (148)                      $        92
                                                                    ===========                       ===========

Pro forma basic net income (loss) per share                         $     (0.03)                      $      0.02
                                                                    ===========                       ===========

Pro forma diluted net income (loss) per share                       $     (0.03)                      $      0.02
                                                                    ===========                       ===========


See accompanying notes to financial statements

                         A.C. MOORE ARTS & CRAFTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                        Six Months Ended
                                                                            June 30,
                                                                    ----------------------
                                                                      1998          1997
                                                                    --------      --------
Cash flows from operating activities:
Net Income                                                          $    243      $    146
Adjustments to reconcile net income to net cash
     (used in) operating activities:
     Depreciation and amortization                                     1,004           670
     Compensation expense related to stock options                        76          --
     Changes in assets and liabilities:
           Inventories                                                (7,758)       (5,295)
           Prepaid expenses and other current assets                     176          (267)
           Accounts payable and accrued expenses                      (5,999)          (14)
           Other assets                                                  (25)           (4)
           Other long-term liabilities                                   169           116

                                                                    --------      --------
Net cash (used in) operating activities                              (12,114)       (4,648)
                                                                    --------      --------

Cash flows (used in) investing activities: Capital expenditures       (2,314)       (1,789)
                                                                    --------      --------

Cash flows from financing activities:
     Proceeds from line of credit                                       --           4,875
     Proceeds from redemption of marketable securities                 4,004          --
     Investment in marketable securities                              (3,928)         --
     Proceeds from shareholders' loans                                  --           3,705
     Repayment of long-term debt                                        --            (928)
     Distributions to shareholders                                      --          (6,729)
                                                                    --------      --------

Net cash provided by financing activities                                 76           923
                                                                    --------      --------

Net (decrease) in cash                                               (14,352)       (5,514)

Cash and cash equivalents at beginning of period                      15,835         6,431
                                                                    --------      --------

Cash and cash equivalents at end of period                          $  1,483      $    917
                                                                    ========      ========


See accompanying notes to financial statements

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) Basis of Presentation

The consolidated financial statements included herein include the accounts of A.C. Moore Arts & Crafts, Inc. and its wholly owned subsidiaries (collectively the "Company"). The Company is a chain of 31 retail superstores (30 of which were open as of June 30, 1998) selling arts and crafts merchandise. The stores are located in the mid-Atlantic and northeast regions.

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

(2) Management Estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported period and related disclosures. Significant estimates made as of and for the three and six month periods ended June 30, 1998 and June 30, 1997 include provisions for shrinkage, capitalized buying, warehousing and distribution costs related to inventory and markdowns of merchandise inventories. Actual results could differ from those estimates.

(3) Pro Forma Information

Prior to the Company's initial public offering completed on October 9, 1997 the Company elected to be taxed under the S Corporation provisions of the Internal Revenue Code. Under these provisions, the shareholders of the Company included their pro rata share of the Company's income or loss in their individual federal and state tax returns. A portion of the distributions to shareholders was related to their individual income tax liabilities resulting from S Corporation taxable earnings. The Company's earnings subsequent to conversion to C Corporation status reflect all applicable income taxes.

For the three and six month periods ended June 30, 1997, pro forma taxes have been computed as if the Company was subject to all applicable federal and state income taxes, assuming the tax rate that would have applied had the Company been taxed as a C Corporation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains certain forward-looking statements. These forward-looking statements do not constitute historical facts and involve risks and uncertainties. Actual results could differ materially from those referred to in the forward-looking statements due to a number of factors, including, but not limited to, the following: ability to open and operate new stores; weather and economic conditions; dependence on key personnel; competition; ability to anticipate merchandise trends and consumer demands; ability to maintain relationships with suppliers; successful implementation of systems; and ability to meet future capital needs. For additional information concerning factors that could cause actual results to differ materially from the information contained herein, reference is made to the information under the heading "Cautionary Statement Relating to Forward Looking Statements" in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales and the number of stores open at the end of each such period:

                                                             Three months ended                  Six months ended
                                                                  June 30,                            June 30,
                                                        ----------------------------     ------------------------------
                                                            1998            1997             1998             1997
                                                        ------------    ------------     ------------     -------------
Net sales                                                100.0%            100.0%            100.0%            100.0%

Cost of sales                                             63.2%             62.7%             63.2%             63.3%
                                                         -----             -----             -----             -----
Gross Margin                                              36.8%             37.3%             36.8%             36.7%
Selling, general and administrative expenses              37.2%             36.6%             35.3%             34.6%
Pre-opening expenses                                       0.6%              1.0%              1.4%              1.3%
                                                         -----             -----             -----             -----
Income (loss) from operations                             (1.0)%            (0.3)%             0.1%              0.8%
Net interest (income) expense                             (0.3)%             0.6%             (0.4)%             0.5%
                                                         -----             -----             -----             -----
Income (loss) before income taxes                         (0.7)%            (0.9)%             0.5%              0.3%
Income tax expense (benefit)                              (0.3)%             0.0%              0.2%              0.0%
                                                         -----             -----             -----             -----
Net income (loss)                                         (0.4)%            (0.9)%             0.3%              0.3%
                                                         =====             =====             =====             =====
Pro forma income tax provision (benefit)                                    (0.3)%                               0.1%
                                                                           -----                               -----
Pro forma net income (loss)                                                 (0.6)%                               0.2%
                                                                           =====                               =====

Number of stores open at end of period                      30                21

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

        Net Sales. Net sales increased $10.3 million, or 39.0%, to $36.7 million in the three months ended June 30, 1998 from $26.4 million in the comparable 1997 period. This increase resulted from (i) net sales of $4.0 million from five new superstores opened during the period (ii) net sales of $4.5 million from superstores opened in 1997 not included in the comparable store base, and (iii) a comparable store sales increase of $1.8 million, or 7%. Stores are added to the comparable store base at the beginning of the fourteenth full month of operation.

        Gross Margin. Cost of sales includes the cost of merchandise, plus certain distribution and purchasing costs. Cost of sales increased $6.6 million, or 40.1%, to $23.2 million in the three months ended June 30, 1998 from $16.6 million in the three months ended June 30, 1997. The gross margin increased $3.7 million, or 37.1%, to $13.5 million in the three months ended June 30, 1998 from $9.9 million in the three months ended June 30, 1997. The gross margin decreased to 36.8% of net sales in the three months ended June 30, 1998 from 37.3% in the three months ended June 30, 1997 principally due to the shift in Easter and spring clearance sales from the end of March in 1997 to April in 1998.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses include (a) direct store level expenses, including rent and related operating costs, payroll, advertising, depreciation and other direct costs, and (b) corporate level costs not directly associated with or allocable to cost of sales including executive salaries, accounting and finance, corporate information systems, office facilities and other corporate expenses. Selling, general and administrative expenses increased $4.0 million, or 41.3%, in the three months ended June 30, 1998 to $13.7 million from $9.7 million in the three months ended June 30, 1997. Of the increase, $3.4 million was attributable to the nine superstores open during 1998 which were not open during 1997 and the superstores opened in the first quarter of 1997 not in the comparable store base. The remainder of the increase is attributable to the increase in corporate costs, principally from the addition of corporate staff and infrastructure to support the growth of the Company. As a percentage of sales, selling, general and administrative costs increased to 37.2% of net sales in the three months ended June 30, 1998 from 36.6% of net sales in the three months ended June 30, 1997. This increase is primarily due to the new stores, which, on average, have higher operating costs as a percent of sales than older stores.

        Pre-Opening Expense. The Company has adopted the Financial Accounting Standards Board Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" and accordingly expenses store pre-opening expense as incurred. Pre-opening expense for the one new superstore opened in the second quarter of 1998 and new superstores which are being prepared to open amounted to $214,000. In the second quarter of 1997, the Company opened one superstore and had pre-opening expense of $260,000.

        Net Interest (Income) Expense. In the second quarter of 1998 the Company had interest income of $103,000 from the investment of cash received from the sale of common shares in October 1997. In the second quarter of 1997, the Company had net interest expense of $169,000 due to outstanding balances under its long-term debt agreements.

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

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

        Net Sales. Net sales increased $21.3 million, or 39.6%, to $74.9 million in the six months ended June 30, 1998 from $53.7 million in the comparable 1997 period. This increase resulted from (i) net sales of $6.2 million from five new superstores opened during the period (ii) net sales of $12.1 million from superstores opened in 1997 not included in the comparable store base, and (iii) a comparable store sales increase of $3.0 million, or 6%.

        Gross Margin. Cost of sales increased $13.4 million, or 39.5%, to $47.4 million in the six months ended June 30, 1998 from $34.0 million in the six months ended June 30, 1997. The gross margin increased $7.8 million, or 39.8%, to $27.5 million in the six months ended June 30, 1998 from $19.7 million in the six months ended June 30, 1997. The gross margin increased to 36.8% of net sales in the six months ended June 30, 1998 from 36.7% in the six months ended June 30, 1997.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $7.9 million, or 42.5%, in the six months ended June 30, 1998 to $26.4 million from $18.6 million in the six months ended June 30, 1997. Of the increase, $6.6 million was attributable to the nine superstores open during 1998 which were not open during 1997 and the superstores opened in the first half of 1997 not in the comparable store base. The remainder of the increase is attributable to $100,000 in operating expenses in the comparable superstores and $1.2 million in corporate costs, principally from the addition of corporate staff and infrastructure to support the growth of the Company. As a percentage of sales, selling, general and administrative costs increased to 35.3% of net sales in the six months ended June 30, 1998 from 34.6% of net sales in the six months ended June 30, 1997. This increase is primarily due to the new stores, which, on average, have higher operating costs as a percent of sales than older stores.

        Pre-Opening Expense. Pre-opening expense for the five new superstores opened in the first six months of 1998 and the superstores being prepared to open amounted to $985,000. In the first half of 1997, the Company opened four superstores which had pre-opening expense of $709,000.

        Net Interest (Income) Expense. In the first six months of 1998 the Company had interest income of $300,000 from the investment of cash received from the sale of common shares in October 1997. In the first half of 1997, the Company had net interest expense of $280,000 due to outstanding balances under its long-term debt agreements.

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

        At June 30, 1998 and December 31, 1997 the Company's working capital was $40.1 million and $41.0 million, respectively. Cash used in operations was $12.1 million for the six months ended June 30, 1998 as a result of additions to inventory in the amount of $7.8 million for new stores and for the buildup of imported product for the fall and Christmas selling seasons. Cash was also used in the reduction of accounts payable and other accrued expenses of $6.0 million.

        Net cash used in investing activities during the six months ended June 30, 1998 and 1997 was $2.3 million and $1.8 million, respectively. This use of cash was primarily the result of new store openings. In 1998, the Company expects to spend approximately $5.7 million on capital expenditures, which includes approximately $4.0 million for new store openings and the remainder for distribution equipment in support of the warehouse expansion, systems development and fixtures for existing stores. There are no other material commitments for capital expenditures other than new store openings in the next 12 months.

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

        The Company incurred the following expenses in connection with the issuance and distribution of its Common Stock in the Offering:

              Underwriting Discounts and Commissions ..........   $3,260,250
              Expenses paid to or for Underwriters ............        --
              Other Expenses ..................................      724,375
                                                                  ----------

                                        Total Expenses ........   $3,984,625
                                                                  ==========

        All payments of expenses were direct or indirect payments to persons other than directors or officers of the Company or their associates, persons owning ten percent or more of any class of equity securities of the Company, or affiliates of the Company.

        The Company used the net proceeds of the Offering ($42,590,375 after deducting total expenses set forth above) for the following purposes:

              Repayment of outstanding bank indebtedness ......  $13,198,902
              Repayment of subordinated shareholder loans .....   14,800,000
              Payment of S Corporation Distribution ...........      256,000
              Working capital .................................   10,407,473
              Temporary investment in marketable securities ...    3,928,000
                                                                 -----------

                                Net Proceeds ..................  $42,590,375
                                                                 ===========

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Shareholders on May 21, 1998. At the meeting shareholders elected two Class A directors to hold office for a term of three years until their successors are duly elected and qualified. The nominees for director received the following votes at the meeting.

                                         For       Withhold Authority
                                      ---------    ------------------
Richard J. Bauer                      6,880,676           4,325
Richard J. Drake                      6,821,976          63,025

         The term of office for each of the following directors continued after the meeting: William Kaplan, John E. (Jack) Parker, Patricia A. Parker and Richard Lesser.

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

----------
* Incorporated by reference to the Company's Registration Statement on Form S-1 filed August 5, 1997, Registration Number 333-32859.
** Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-1 filed September 16, 1997, Registration Number 333-32859.
*** Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 A.C. MOORE ARTS & CRAFTS, INC.


Date: August 5, 1998                        By:  /s/ Leslie H. Gordon
                                                 ------------------------------
                                                 Senior Vice President and
                                                 Chief Financial Officer
                                                 (duly authorized officer
                                                 and principal financial
                                                 officer)

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

                  10.3 Loan Agreement, dated March 11, 1998, between the Company and KeyBank National Association***

                  10.4     Correspondence reflecting option granted to Richard
                           Lesser*

                  10.5 Tax Indemnification Agreement, dated July 22, 1997, among the Company, John E. Parker and William Kaplan*

                  10.6 Lease, dated August 14, 1995, between Freeport 130 LLC and A.C. Moore, Inc.**

                  27.1     Financial Data Schedule


----------
* Incorporated by reference to the Company's Registration Statement on Form S-1 filed August 5, 1997, Registration Number 333-32859.
** Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-1 filed September 16, 1997, Registration Number 333-32859.
*** Incorporated by reference to the Company's Annual Report on Form 10-K fo the fiscal year ended December 31, 1997.