Form 10-Q
period 1998-09-30
A C MOORE ARTS & CRAFTS INC
filed 1998-11-10
CIK 1042809

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    FORM 10-Q
(Mark One)
[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1998

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

                    500 University Court, Blackwood, NJ 08012
              -----------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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
 Yes   X     No
     -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                         Outstanding at November 2, 1998
-----                                         -------------------------------
Common Stock, no par value                                7,405,000

                         A.C. MOORE ARTS & CRAFTS, INC.

                                TABLE OF CONTENTS

                                                                                                 Page
                                                                                                Number
                                                                                                ------
PART I: FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Consolidated Balance Sheet as of September 30, 1998
                  and December 31, 1997                                                           3

                  Consolidated Statement of Income for the three
                  and nine month periods ended September 30, 1998 and 1997                        4

                  Consolidated Statement of Cash Flows for the nine
                  month periods ended September 30, 1998 and 1997                                 5

                  Notes to Financial Statements (Unaudited)                                       6

         Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                            7

         Item 3.  Quantitative and Qualitative Disclosure About
                    Market Risk                                                                  11

PART II: OTHER INFORMATION

         Item 1.  Legal Proceedings                                                              12

         Item 2.  Changes in Securities and Use of Proceeds                                      12

         Item 3.  Defaults Upon Senior Securities                                                12

         Item 4.  Submission of Matters to a Vote of Security Holders                            13

         Item 5.  Other Information                                                              13

         Item 6.  Exhibits and Reports on Form 8-K                                               13

SIGNATURES                                                                                       14

EXHIBIT INDEX                                                                                    15

                         A.C. MOORE ARTS & CRAFTS, INC.
                           CONSOLIDATED BALANCE SHEET
                             (dollars in thousands)
                                   (unaudited)

                                                              September            December
                                                              30, 1998             31, 1997
                                                              --------             --------
ASSETS

Current assets:
  Cash and cash equivalents                                   $ 2,621               $15,835
  Marketable securities                                         3,911                 4,004
  Inventories                                                  54,840                37,022
  Prepaid expenses and other current assets                     1,261                 1,034
                                                              -------               -------
                                                               62,633                57,895

Property and equipment, net                                    10,740                 7,655
Other assets                                                      594                   517
                                                              -------               -------
                                                              $73,967               $66,067
                                                              =======               =======
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Borrowings under line of credit                             $ 2,750                  --
  Trade accounts payable                                       19,024                12,479
  Accrued payroll and payroll taxes                             1,214                 2,353
  Accrued expenses                                              1,369                 2,089
                                                              -------               -------
                                                               24,357                16,921
                                                              -------               -------
Long-term liabilities:
  Deferred taxes                                                  854                   830
  Other long-term liabilities                                   1,520                 1,230
                                                              -------               -------
                                                                2,374                 2,060
                                                              -------               -------
                                                               26,731                18,981
                                                              -------               -------
SHAREHOLDERS' EQUITY

Preferred stock, no par value, 5,000,000 shares authorized, none issued

Common stock, no par value, 20,000,000 shares
  authorized, 7,405,000 shares outstanding                     42,943                42,829


Retained earnings                                               4,293                 4,257
                                                              -------               -------
                                                               47,236                47,086
                                                              -------               -------
                                                              $73,967               $66,067
                                                              =======               =======

See accompanying notes to financial statements

                         A.C. MOORE ARTS & CRAFTS, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                      Three months ended               Nine months ended
                                                         September 30,                   September 30,
                                                 ----------------------------     ----------------------------
                                                     1998             1997            1998             1997
                                                 -----------      -----------     -----------      -----------
Net sales                                        $    41,783      $    31,295     $   116,693      $    84,952
Cost of sales (including buying and
     distribution costs)                              26,499           19,770          73,878           53,731
                                                 -----------      -----------     -----------      -----------
Gross margin                                          15,284           11,525          42,815           31,221
Selling, general and administrative expenses          15,016           10,779          41,463           29,333
Pre-opening expenses                                     662              397           1,647            1,106
                                                 -----------      -----------     -----------      -----------
Income (loss) from operations                           (394)             349            (295)             782
     Net interest (income) expense                       (55)             260            (355)             540
                                                 -----------      -----------     -----------      -----------
Income (loss) before income taxes                       (339)              89              60              242
     Income tax expense (benefit)                       (132)            --                24                7
                                                 -----------      -----------     -----------      -----------
Net income (loss)                                $      (207)     $        89     $        36      $       235
                                                 ===========      ===========     ===========      ===========

Basic net income (loss) per share                $     (0.03)     $      0.02     $      0.00      $      0.05
                                                 ===========      ===========     ===========      ===========

Weighted average shares outstanding                7,405,000        4,300,000       7,405,000        4,300,000
                                                 ===========      ===========     ===========      ===========

Diluted net income (loss) per share              $     (0.03)     $      0.02     $      0.00      $      0.05
                                                 ===========      ===========     ===========      ===========

Weighted average shares outstanding
     plus impact of stock options                  7,405,000        4,326,000       7,553,000        4,326,000
                                                 ===========      ===========     ===========      ===========

Pro forma income and per share data:
Income before income taxes, as reported                           $        89                      $       242
     Pro forma income tax provision                                        36                               97
                                                                  -----------                      -----------
Pro forma net income                                              $        53                      $       145
                                                                  ===========                      ===========

Pro forma basic net income per share                              $      0.01                      $      0.03
                                                                  ===========                      ===========

Pro forma diluted net income per share                            $      0.01                      $      0.03
                                                                  ===========                      ===========

See accompanying notes to financial statements

                         A.C. MOORE ARTS & CRAFTS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                                     Nine Months Ended
                                                                                        September 30,
                                                                              --------------------------------
                                                                                1998                    1997
                                                                              --------                --------
Cash flows from operating activities:
Net Income                                                                    $     36                $    235
Adjustments to reconcile net income to net cash
     (used in) operating activities:
     Depreciation and amortization                                               1,539                   1,065
     Compensation expense related to stock options                                 114                    --
     Changes in assets and liabilities:
           Inventories                                                         (17,818)                 (9,934)
           Prepaid expenses and other current assets                              (227)                   (636)
           Accounts payable and accrued expenses                                 4,686                   3,698
           Other assets                                                            (77)                    (50)
           Other long-term liabilities                                             314                     188

                                                                              --------                --------
Net cash (used in) operating activities                                        (11,433)                 (5,434)
                                                                              --------                --------

Cash flows (used in) investing activities: Capital expenditures                 (4,624)                 (2,871)
                                                                              --------                --------

Cash flows from financing activities:
     Proceeds from line of credit                                                2,750                   7,331
     Proceeds from redemption of marketable securities                           4,004                    --
     Investment in marketable securities                                        (3,911)                   --
     Proceeds from shareholders' loans                                            --                     3,705
     Repayment of long-term debt                                                  --                    (1,392)
     Distributions to shareholders                                                --                    (6,771)
                                                                              --------                --------

Net cash provided by financing activities                                        2,843                   2,873
                                                                              --------                --------

Net (decrease) in cash                                                         (13,214)                 (5,432)

Cash and cash equivalents at beginning of period                                15,835                   6,431
                                                                              --------                --------

Cash and cash equivalents at end of period                                    $  2,621                $    999
                                                                              ========                ========

See accompanying notes to financial statements

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) Basis of Presentation

The consolidated financial statements included herein include the accounts of A.C. Moore Arts & Crafts, Inc. and its wholly owned subsidiaries (collectively the "Company"). The Company is a chain of 36 retail superstores (34 of which were open as of September 30, 1998) selling arts and crafts merchandise. The stores are located in the mid-Atlantic and northeast regions.

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

(2) Management Estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported period and related disclosures. Significant estimates made as of and for the three and nine month periods ended September 30, 1998 and September 30, 1997 include provisions for shrinkage, capitalized buying, warehousing and distribution costs related to inventory and markdowns of merchandise inventories. Actual results could differ from those estimates.

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

For the three and nine month periods ended September 30, 1997, pro forma taxes have been computed as if the Company was subject to all applicable federal and state income taxes, assuming the tax rate that would have applied had the Company been taxed as a C Corporation.

(4) Earnings Per Share

The weighted average shares outstanding plus impact of stock options for the three month period ended September 30, 1998 excludes potentially dilutive shares as the result would be antidilutive.

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

Results of Operations

         The Company's net sales have grown significantly in both the three and nine month periods ended September 30, 1998 as compared with the previous year, principally as a result of the addition of new superstores. The Company's loss from operations of $394,000 in the three months ended September 30, 1998 compares with a profit from operations of $349,000 in the comparable 1997 period and the Company's loss from operations of $295,000 for the nine months ended September 30, 1998 compares with a profit from operations of $782,000 in the comparable 1997 period. The principal reasons for the declines are related to
(a) the reduction in gross margin rate, (b) the cost of opening new stores, which costs are expensed as they are incurred, and (c) the impact of new stores. While new stores in the past have produced operating profits in their first year of operation they often generate losses during the first nine months of the year. In 1998 the Company opened nine stores through September 30, 1998; in the first nine months of 1997 the Company opened six stores.

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales and the number of stores open at the end of each such period:

                                                             Three months ended              Nine months ended
                                                                September 30,                   September 30,
                                                        -----------------------------   -----------------------------
                                                            1998            1997           1998             1997
                                                        -------------   -------------   ------------     ------------
Net sales                                                     100.0%          100.0%         100.0%           100.0%
Cost of sales                                                  63.4%           63.2%          63.3%            63.3%
                                                        -------------   -------------   ------------     ------------
Gross Margin                                                   36.6%           36.8%          36.7%            36.7%
Selling, general and administrative expenses                   35.9%           34.4%          35.5%            34.5%
Pre-opening expenses                                            1.6%            1.3%           1.4%             1.3%
                                                        -------------   -------------   ------------     ------------
Income (loss) from operations                                  (0.9%)           1.1%          (0.2%)            0.9%
Net interest (income) expense                                  (0.1%)           0.8%          (0.3%)            0.6%
                                                        -------------   -------------   ------------     ------------
Income (loss) before income taxes                              (0.8%)           0.3%          0.1 %             0.3%
Income tax expense (benefit)                                   (0.3%)           0.0%          0.1 %             0.0%
                                                        -------------   -------------   ------------     ------------
Net income (loss)                                              (0.5%)           0.3%          0.0 %             0.3%
                                                        =============   =============   ============     ============
Pro forma income tax provision                                                  0.1%                            0.1%
                                                                        -------------                    ------------
Pro forma net income                                                            0.2%                            0.2%
                                                                        =============                    ============

Number of stores open at end of period                            34              23

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

        Net Sales. Net sales increased $10.5 million, or 33.5%, to $41.8 million in the three months ended September 30, 1998 from $31.3 million in the comparable 1997 period. This increase resulted from (i) net sales of $6.4 million from nine new superstores open during the period, (ii) net sales of $3.5 million from superstores opened in 1997 not included in the comparable store base, and (iii) a comparable store sales increase of $.6 million, or 2%. Stores are added to the comparable store base at the beginning of the fourteenth full month of operation.

        Gross Margin. Cost of sales includes the cost of merchandise, plus certain distribution and purchasing costs. Cost of sales increased $6.7 million, or 34.0%, to $26.5 million in the three months ended September 30, 1998 from $19.8 million in the three months ended September 30, 1997. The gross margin increased $3.8 million, or 32.6%, to $15.3 million in the three months ended September 30, 1998 from $11.5 million in the three months ended September 30, 1997. The gross margin decreased to 36.6% of net sales in the three months ended September 30, 1998 from 36.8% in the three months ended September 30, 1997.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses include (a) direct store level expenses, including rent and related operating costs, payroll, advertising, depreciation and other direct costs, and (b) corporate level costs not directly associated with or allocable to cost of sales including executive salaries, accounting and finance, corporate information systems, office facilities and other corporate expenses. Selling, general and administrative expenses increased $4.2 million, or 39.3%, in the three months ended September 30, 1998 to $15.0 million from $10.8 million in the three months ended September 30, 1997. Of the increase, $3.9 million was attributable to the nine superstores open during 1998 which were not open during 1997 and the superstores opened in the first quarter of 1997 not in the comparable store base. The remainder of the increase is attributable to the increase in corporate costs, principally from the addition of corporate staff and infrastructure to support the growth of the Company. As a percentage of sales, selling, general and administrative costs increased to 35.9% of net sales in the three months ended September 30, 1998 from 34.4% of net sales in the three months ended September 30, 1997. This increase is primarily due to the new stores, which, on average, have higher operating costs as a percent of sales than older stores.

        Pre-Opening Expense. The Company has adopted the Financial Accounting Standards Board Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" and accordingly expenses store pre-opening expense as incurred. Pre-opening expense for the four new superstores opened in the third quarter of 1998 and new superstores which are being prepared to open amounted to $662,000. In the third quarter of 1997, the Company opened two superstores and had pre-opening expense of $397,000.

        Net Interest (Income) Expense. In the third quarter of 1998 the Company had net interest income of $55,000 from the investment of cash received from the sale of common shares in October 1997. In the third quarter of 1997, the Company had net interest expense of $260,000 due to outstanding balances under its long-term debt agreements.

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

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

        Net Sales. Net sales increased $31.7 million, or 37.4%, to $116.7 million in the nine months ended September 30, 1998 from $85.0 million in the comparable 1997 period. This increase resulted from (i) net sales of $12.6 million from nine new superstores opened during the period (ii) net sales of $15.5 million from superstores opened in 1997 not included in the comparable store base, and (iii) a comparable store sales increase of $3.6 million, or 4%.

        Gross Margin. Cost of sales increased $20.1 million, or 37.5%, to $73.9 million in the nine months ended September 30, 1998 from $53.7 million in the nine months ended September 30, 1997. The gross margin increased $11.6 million, or 37.1%, to $42.8 million in the nine months ended September 30, 1998 from $31.2 million in the nine months ended September 30, 1997. The gross margin was 36.7% of net sales in the nine months ended September 30, 1998 and September 30, 1997.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $12.1 million, or 41.4%, in the nine months ended September 30, 1998 to $41.5 million from $29.3 million in the nine months ended September 30, 1997. Of the increase, $10.5 million was attributable to the nine superstores open during 1998 which were not open during 1997 and the superstores opened in the nine months of 1997 not in the comparable store base. The remainder of the increase is attributable to the increase in corporate costs, principally from the addition of corporate staff and infrastructure to support the growth of the Company. As a percentage of sales, selling, general and administrative costs increased to 35.5% of net sales in the nine months ended September 30, 1998 from 34.5% of net sales in the nine months ended September 30, 1997. This increase is primarily due to the new stores, which, on average, have higher operating costs as a percent of sales than older stores.

        Pre-Opening Expense. Pre-opening expense for the nine new superstores opened in the first nine months of 1998 and the superstores being prepared to open amounted to $1.6 million. In the first nine months of 1997, the Company opened six superstores which had pre-opening expense of $1.1 million.

        Net Interest (Income) Expense. In the first nine months of 1998 the Company had interest income of $355,000 from the investment of cash received from the sale of common shares in October 1997. In the first half of 1997, the Company had net interest expense of $540,000 due to outstanding balances under its long-term debt agreements.

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

        At September 30, 1998 and December 31, 1997 the Company's working capital was $38.3 million and $41.0 million, respectively. Cash used in operations was $11.4 million for the nine months ended September 30, 1998 as a result of additions to inventory in the amount of $17.8 million for new stores and for the buildup of imported product for the fall and Christmas selling seasons. Part of the inventory increase was financed through increases in accounts payable of $4.7 million.

        Net cash used in investing activities during the nine months ended September 30, 1998 and 1997 was $4.6 million and $2.9 million, respectively. This use of cash was primarily the result of new store openings. In 1998, the Company expects to spend approximately $6.5 million on capital expenditures, which includes approximately $5.0 million for new store openings and the remainder for distribution equipment in support of the warehouse expansion, systems development and fixtures for existing stores. There are no other material commitments for capital expenditures other than new store openings in the next 12 months.

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

Year 2000

        The Company's computer systems operate on a PC-based local area network ("LAN"). Each superstore has personal computers linked to the main office LAN by modem. Management has evaluated the issues relating to the Year 2000 (Y2K) as it may affect (a) the Company's operating and financial systems and (b) future operating results and has determined that in most instances, the systems are compliant with Year 2000 requirements. In those instances where the hardware or software is not compliant, the Company has determined a course of action which should be complete by the end of the second quarter of 1999. The Company has determined the cost of addressing the Y2K issue is immaterial and the changes required in the Company's systems to become Y2K compliant are of a magnitude which is unlikely to impact future operating performance. The Company has surveyed all of its significant vendors and has ascertained that in most cases those vendors are already in compliance or have plans to be compliant by the middle of 1999.

        In evaluating the risks to the Company, the most serious risk would be if a vendor does not become compliant with the Y2K requirements and, as a result, is unable to ship needed inventory to the Company. Should this occur, the Company does have the ability to resource product from another vendor.

        The Company is in the early stages of developing contingency plans to mitigate the potential disruptions that may result from the Y2K issue. These plans may include identifying and securing alternate suppliers, stockpiling of select products and other measures considered appropriate by management. The Company expects to complete these plans by the middle of 1999. Once developed and approved, contingency plans, and the related cost estimates if any, will be continually refined as additional information becomes available.

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

        The Company incurred the following expenses in connection with the issuance and distribution of its Common Stock in the Offering:

           Underwriting Discounts and Commissions ............     $3,260,250
           Expenses paid to or for Underwriters ..............           --
           Other Expenses ....................................        724,375
                                                                   ----------

                            Total Expenses....................     $3,984,625
                                                                   ==========

        All payments of expenses were direct or indirect payments to persons other than directors or officers of the Company or their associates, persons owning ten percent or more of any class of equity securities of the Company, or affiliates of the Company.

        The Company used the net proceeds of the Offering ($42,590,375 after deducting total expenses set forth above) for the following purposes:

           Repayment of outstanding bank indebtedness ........     $13,198,902
           Repayment of subordinated shareholder loans .......      14,800,000
           Payment of S Corporation Distribution .............         256,000
           Working capital ...................................      10,407,473
           Temporary investment in marketable securities .....       3,928,000
                                                                   -----------

                             Net Proceeds  ...................     $42,590,375
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

                  27.2     Restated Financial Data Schedule

             (b) There were no reports on Form 8-K filed during the quarter ended March 31, 1998.

-----------------
* Incorporated by reference to the Company's Registration Statement on Form S-1 filed August 5, 1997, Registration Number 333-32859.
** Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-1 filed September 16, 1997, Registration Number 333-32859.
*** Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                A.C. MOORE ARTS & CRAFTS, INC.


Date: November 9, 1998                          By: /s/ Leslie H. Gordon
                                                    ---------------------------
                                                    Senior Vice President and
                                                    Chief Financial Officer
                                                    (duly authorized officer
                                                    and principal financial
                                                    officer)

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

                  27.2     Restated Financial Data Schedule

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