Form 10-K
period 1998-12-31
A C MOORE ARTS & CRAFTS INC
filed 1999-03-25
CIK 1042809

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from_________to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $16,275,000.(1)

The number of shares of Common Stock outstanding as of March 16, 1999 was 7,405,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 1999 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K.
----------------
         (1) The aggregate dollar amount of the voting stock set forth equals the number of shares of Common Stock outstanding, reduced by the number of shares of Common Stock held by executive officers, and directors and shareholders owning in excess of 10% of the registrant's Common Stock multiplied by the closing price for the Common Stock on the Nasdaq National Market on March 16, 1999. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from this figure is an affiliate of the registrant or that any person whose holdings are included in this figure is not an affiliate of the registrant and any such admission is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

                                     PART I

ITEM 1. BUSINESS.

General

         A.C. Moore ("the Company") is a rapidly growing operator of arts and crafts superstores that offer a vast assortment of traditional and contemporary arts and crafts merchandise for a wide range of customers. The Company's business strategy is to provide the broadest and deepest selection of high quality merchandise at the lowest prices in an inviting, attractive superstore environment with superior customer service. The Company's objective is to become the leading arts and crafts retailer in each of its markets. A.C. Moore opened its first store in 1985 and since then has focused on developing and refining its retail concept. The Company became a holding company in July 1997 by incorporating in Pennsylvania and exchanging 4,300,000 shares of Common Stock for all the capital stock of its operating subsidiary which was organized in Delaware in 1984. As of December 31, 1998, the Company was operating 37 superstores in the mid-Atlantic and Northeast regions.

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

         Entrepreneurial Culture. Since inception, the Company has strived to foster an ownership culture and merchandising creativity at all levels of the organization. This culture allows A.C. Moore to have numerous merchandising initiatives, which, if proven successful, can be implemented very quickly throughout the Company. For example, each store manager is empowered to purchase merchandise to meet the unique needs of the local customer base. Store managers and associate managers earn incentive bonuses based upon annual increases in store profitability, and in 1998, average compensation for store managers was $96,000. The Company believes its focus on empowering and rewarding its employees helps in recruiting, hiring and retaining talented personnel.

Growth Strategy

         The Company has developed an expansion plan to become the leading arts and crafts retailer in each of its markets and plans to open at least 18 superstores in 1999 and 2000. The Company has no current plans to expand through acquisitions, but may consider possible acquisitions in the future. The Company is targeting its expansion in both existing and new markets within an approximate 400-mile radius of the Company's southern New Jersey distribution center. This area contains more than 25% of the United States' population.

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

         In each of 1998, 1997 and 1996, floral and accessories accounted for approximately 27% of sales.

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

         In 1998, 1997 and 1996, traditional crafts accounted for approximately 30%, 28% and 28% of sales, respectively.

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

         In 1998, 1997 and 1996, art supplies and frames accounted for approximately 28%, 28% and 26% of sales, respectively.

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

         In 1998, 1997 and 1996, fashion crafts accounted for approximately 7%, 8% and 10% of sales, respectively.

         Seasonal Items

         Seasonal items include a wide range of merchandise used as decorations for all major holidays and seasons, including the two most popular holiday seasons, Christmas and Easter. Other holidays, such as Valentine's Day, St. Patrick's Day and Halloween also result in significant sales of seasonal merchandise.

         In 1998, 1997 and 1996, seasonal items accounted for approximately 8%, 9% and 9% of sales.

Purchasing

         The Company's purchasing programs are designed to support its business strategy of providing customers with the broadest and deepest selection of high quality arts and crafts merchandise at the lowest prices and maintaining high in-stock positions. In order to manage its inventory of approximately 65,000 SKUs, the Company has organized its product offerings into 26 merchandise categories. The Company's 17 person corporate buying staff develops corporate buying programs to establish the merchandise direction for the Company and creates "planograms" to provide store managers with detailed descriptions and illustrations of store layout and merchandise presentation. The Company's product offering at a superstore is often enhanced by merchandise purchased by that store's manager to meet the unique needs of the superstore's customer base. The Company monitors these purchases through vendor master file controls. In-store department managers are responsible for daily reordering of merchandise and are monitored by store managers. Ordering occurs frequently, and the Company seeks vendors who can deliver on a timely basis. Approximately 96% of merchandise orders are placed through the Company's Electronic Data Interchange ("EDI") system, which allows for the automated reordering of merchandise from most domestic vendors. Approximately 57% of orders are shipped directly from the vendor to the Company's superstores. The remaining 43%, over 35% of which are floral and seasonal items, are shipped from the Company's distribution center. An early morning stocking crew unpacks deliveries and stocks merchandise before the superstore opens.

         The Company purchases its inventory from more than 500 vendors world-wide. The largest 25 suppliers accounted for approximately 45% of the dollar volume of the Company's purchases in 1998, and the largest supplier, SBAR'S, Inc. ("SBAR'S") accounted for approximately 19% of the dollar volume of the Company's purchases in 1998. Approximately 11% of the Company's merchandise, primarily floral and seasonal items, is imported directly from foreign manufacturers or their agents, principally in the Far East. All of the Company's overseas purchases are denominated in dollars.

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

         The Company's buying operation led by the Chief Operating Officer is divided into two divisions. One division, headed by an Executive Vice President assisted by three buyers, handles merchandising for all floral and seasonal items. The other division, headed by a Senior Vice President assisted by seven buyers, is responsible for merchandising all other items, which comprised approximately 73% of net sales in 1998. Buyers and store management regularly attend trade shows and craft fairs to monitor industry trends and to obtain new craft ideas.

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

         The Company's Senior Vice President, Store Operations is responsible for store operations and is assisted by five Vice Presidents, each of whom is responsible for seven to eight superstores. Each superstore employs approximately 60 full and part-time sales associates and is managed by a store manager, assisted by three associate store managers, each of whom is responsible for approximately one-third of a superstore's selling space. New superstores are opened by the Company's new store development team which consists of the Vice President, New Store Development, a set-up-crew, and staff from the human resources and planogram departments. The Company seeks to develop the management capabilities of its managers through both Company training programs and on-the-job training. In addition, store managers and associate store managers attend several Company-sponsored conferences each year to refine and develop their skills in merchandising, merchandise trends, store operations, finance, interviewing, performance appraisals and general management. Training sessions are also held for floral designers and classroom coordinators at various times during the year.

Distribution

         The Company's objective of maintaining high in-stock positions in all merchandise categories in all superstore locations is supported by its distribution system. Approximately 43% of the selling value of all merchandise is delivered to stores from the Company's distribution center, 19% is delivered by SBAR'S and the balance is drop-shipped by other vendors. Deliveries are made from the Company's distribution center two or three times per week, depending on superstore size, during eight months of the year and three to five times during the peak selling season of September through December. The Company maintains its own leased fleet of tractors and trailers. The Company has contracted with an outside carrier to deliver to superstores for which deliveries will require an overnight stay.

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

         The Company's 250,000 square foot distribution center and adjoining 10,000 square foot office complex in Blackwood, New Jersey is leased for a term which expires in October, 2004 with an option to renew for six years. Approximately one-sixth of the distribution center is used for order picking, with the balance used for receiving and bulk stock storage. The distribution center was expanded to its current size in 1998.

         In 1997, the Company completed the installation of a distribution center management system. The system includes the use of handheld computers to record all merchandise movement throughout the distribution center and to instantly update inventory records through the use of radio frequency communication. The Company believes that this system, which operates in a paperless environment, enables the Company to enhance the tracking of inventory in the distribution center, increases the efficiency of distribution center personnel and helps ensure the distribution center's ability to maintain high in-stock positions in each of the Company's superstores as the Company expands its superstore base.

Advertising and Promotion

         The Company creates its own advertising using photo art scanned into a Macintosh system supported by Pagemaker(R) software. The Company advertises 52 weeks per year, typically in midweek editions of local and/or regional newspapers. Approximately five times per year the Company runs multi-page newspaper inserts in local and regional newspapers. In addition, prior to store openings, the Company uses radio advertisements to develop customer awareness and runs special pre-opening ads, normal advertising copy and/or grand opening inserts in newspapers. In 1998, the Company's net advertising expenditures were approximately 3% of net sales.

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

         The Company believes that teachers, who often purchase arts and crafts merchandise for in-school projects, are an important customer segment. To generate goodwill, the Company offers teachers who join its Teachers Program a 10% discount on all regularly and sale priced merchandise. Over 378,000 discount cards have been issued to teachers.

         The Company's "Crafty Kids Birthday Club" and "Teen Club" are intended to develop future crafters as customers. Members of these clubs receive a birthday card containing a $5.00 gift certificate each year through their fifteenth birthday. These clubs have over 283,000 members.

Management Information Systems

         A.C. Moore operates its accounting, merchandising and distribution center systems and all computer support functions on a multi-platform local area network ("LAN"), currently with 200 local workstations and 100 remote workstations. Each superstore has two personal computers linked to the main office LAN by modem. Connection is made whenever information is sent from the superstore, such as an order transmission, or for the download of updated merchandise information. Various other critical functions, such as the annual distribution center physical inventory and bar-coded tracking of distribution center stock locations are supported by the LAN.

         In 1999 the Company expects to install a voice over frame relay telecommunications system which will establish a virtual private network ("VPN") with all of its stores. A VPN uses virtual connectivity to give all users the look and feel of a private network with the flexibility and economics of a public network.

         The Company's management information and control system has been designed to support the Company's key business objective of maintaining high in-stock merchandise positions in all of the Company's superstores. The internally developed system is based upon EDI with most of the Company's vendors as well as with the Company's distribution center. Stores electronically transmit their orders via modem to the corporate office where data is electronically sorted, processed and transmitted to the appropriate vendor. Orders are also fed automatically into the accounts payable system. This system captures daily purchases by SKU. The information is then used to develop planograms and is integrated into reports for the buyers and store managers. For information related to the Company's Year 2000 readiness, please see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation - Year 2000" on page 28.

Competition

         The arts and crafts retailing business is highly competitive. The Company currently competes against a diverse group of retailers, including several national and regional chains of arts and crafts retailers (such as publicly-held Michaels Stores and Rag Shops and privately-held Frank's Nursery and Crafts), local merchants that specialize in one or more aspects of arts and crafts and various mass merchandisers that typically dedicate a portion of their selling space to a limited selection of arts and crafts items. These mass merchandisers and some of the national chains have substantially greater financial resources and operate more stores than the Company.

         The Company believes that the principal competitive factors in its business are pricing, breadth of merchandise selection, in-stock merchandise position and customer service. The Company believes that it is well positioned to compete on each of these factors.

Employees

         As of December 31, 1998, the Company had 1,023 full-time and 1,713 part-time employees, 2,523 of whom worked at superstores, 116 at the distribution center and 97 at the corporate offices. None of the Company's employees is covered by a collective bargaining agreement, and the Company considers its relationship with its employees to be good.

Trademarks

         The Company uses the "A.C. Moore" name as a tradename and as a service mark in connection with the sale of its merchandise. The Company's "A.C. Moore" logo has been federally registered as a service mark.

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

         Risks Associated With Expansion. The Company's strategy to increase its net sales and earnings will depend in large part on its ability to open new superstores and to operate them on a profitable basis. The Company opened 12 superstores in 1998 and anticipates opening at least 6 superstores in 1999 and 12 superstores in 2000, in both existing and new geographic markets. The opening of additional superstores in an existing market could result in lower net sales from the Company's existing superstores in that market. Opening superstores in new geographic markets may present competitive and merchandising challenges that are different from those currently faced by the Company in its existing geographic markets. The Company may incur higher costs related to advertising and distribution in connection with entering new markets. If the Company opens superstores that do not perform to the Company's expectations or if superstore openings are delayed, the Company's results of operations and financial condition could be materially adversely affected. The success of the Company's planned expansion will be dependent upon many factors, including the identification of suitable markets, the availability and leasing of suitable sites on acceptable terms, the availability of acceptable financing, the hiring, training and retention of qualified management and other store personnel and general economic conditions. The Company's expansion will place significant demands on the Company's management, resources, operations and existing information systems, and the Company must ensure the continuing adequacy of its financial controls, operating procedures and information systems. Also, the Company's continued growth will depend on its ability to increase sales in its existing superstores. The Company has experienced a decline in its comparable store sales growth rate in recent years. There can be no assurance that the Company will be successful in any of these areas, and, as a result, there can be no assurance that the Company will achieve its planned expansion or that new superstores will be effectively integrated into the Company's existing operations or will be profitable.

         Dependence on Key Personnel. The success of the Company and its growth strategy is dependent upon the active involvement of senior management personnel, particularly John E. ("Jack") Parker, its President and Chief Executive Officer. The loss of the services of Mr. Parker or other members of senior management could have a materially adverse effect on the Company. The Company has not entered into employment agreements with any members of its senior management team nor does it maintain any key man life insurance on them. The Company's success in the future will also be dependent upon its ability to attract and retain other qualified personnel, including store managers.

         Small Store Base. As of December 31, 1998 the Company operated a chain of only 37 superstores. The results achieved to date by the Company's relatively small store base may not be indicative of the results of the larger number of superstores which the Company intends to operate in existing or new markets. Because the Company's current and planned superstores are located in the mid-Atlantic and Northeast regions, the effect on the Company of adverse events in these regions (such as weather or unfavorable regional economic conditions) may be greater than if the Company's superstores were more geographically dispersed. Furthermore, due to the Company's relatively small store base, one or more unsuccessful new superstores, or a decline in sales at an existing superstore, will have a more significant effect on the Company's results of operations than would be the case if the Company had a larger store base.

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

         Dependence on SBAR'S. SBAR'S is the Company's largest supplier of merchandise to the Company who accounted for approximately 19% of the dollar volume of the Company's purchases in 1998. The Company's future success is dependent upon its ability to maintain a continuing good relationship with SBAR'S and its other principal suppliers. The Company does not have any purchase agreements or exclusive arrangements with SBAR'S or any other vendors, and ordering of merchandise typically occurs through the issuance of individual purchase orders. The failure to maintain such relationships could have a materially adverse effect on the Company's results of operations, financial condition and planned store expansion.

         Risks Associated with Sourcing and Obtaining Merchandise from Foreign Sources. The Company in recent years has placed increased emphasis on obtaining floral and seasonal items from overseas vendors, with approximately 11% of all merchandise being purchased from overseas vendors in 1998. A change in the competitiveness of a particular country's exports, whether due to a change in trade regulations, currency fluctuations or other reasons is likely to increase the cost of items purchased by the Company overseas or make such items unavailable with a possible resulting materially adverse effect on the Company's results of operations and financial condition.

         Inventory Risk. The Company depends upon in-store department managers to reorder merchandise. The failure of the Company's staff to accurately respond to inventory requirements could adversely affect consumer acceptance of the merchandise in the Company's stores and thereby negatively impact sales which could have a materially adverse effect on the Company's results of operations and financial condition. In addition, as do most other retailers, the Company conducts a physical inventory in the stores once a year, and quarterly results are based on an estimated gross margin and accrual for estimated inventory shrinkage.

         Future Capital Needs. The Company currently intends to finance the opening of new superstores with a portion of the proceeds from its initial public offering, cash flow from operations and borrowings. The Company plans to open 6 superstores in 1999 and 12 superstores in 2000. The Company expects that the average cash investment, including pre-opening expenses, required to open a superstore will be approximately $1,250,000. There can be no assurance that the actual cost of opening a superstore will not be significantly greater than that expected by the Company. The Company may be required to seek additional debt and/or equity financing in order to fund its continued expansion. There can be no assurance that such additional financing will be available on terms acceptable to the Company, if at all. In addition, the Company's ability to incur additional indebtedness or issue equity or debt securities could be limited by covenants in present and future loan agreements and debt instruments.

EXECUTIVE OFFICERS OF THE REGISTRANT

          The executive officers of the Company are currently as follows:

                  Name                      Age                        Position
                  ----                      ---                        --------
John E. (Jack) Parker.................       57     President, Chief Executive Officer and Director

Rex A. Rambo..........................       57     Executive Vice President, Chief Operating Officer

Patricia A. Parker....................       56     Executive Vice President, Merchandising and Director

Leslie H. Gordon......................       55     Executive Vice President, Treasurer and Chief Financial
                                                       Officer

Janet Parker-Vandenberg...............       36     Senior Vice President, Merchandising

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

         Mr. Gordon has been Executive Vice President, Treasurer and Chief Financial Officer of the Company since February 1999. From March 1996 to January 1999 Mr. Gordon served as Senior Vice President, Treasurer and Chief Financial Officer of the Company. From 1992 to 1995, Mr. Gordon was Senior Vice President, Finance of C & J Clark America, Inc., a shoe manufacturer, wholesaler and retailer. From 1986 to 1992, Mr. Gordon served as Senior Vice President, Finance of SILO, Inc., an electronics retailer.

         Ms. Parker-Vandenberg has been Senior Vice President, Merchandising of the Company since 1994. From 1990 to 1994, Ms. Parker-Vandenberg served as Vice President of Administration of the Company, and from 1985 to 1990, she was the Company's Accounting Manager. Ms. Parker-Vandenberg is the daughter of Jack and Patricia A. Parker.


ITEM 2. PROPERTIES.

         As of March 15, 1999, the Company operated nine superstores in Pennsylvania, eight superstores in New York, seven superstores in New Jersey, six superstores in Massachusetts, two superstores in Delaware, two superstores in Maryland, and one superstore in each of Connecticut, New Hampshire and Rhode Island, all of which are leased. In addition, the Company has four superstores (one each in New Jersey and Connecticut and two in Massachusetts) under lease, three of which the Company plans to open in 1999 and one of which the Company plans to open in 2000. Most superstore leases have an average initial term of ten years, with three five year renewal options, and provide for predetermined escalations in future minimum annual rent or additional rent contingent upon store sales levels. The pro rata portion of scheduled rent escalations has been included in other long-term liabilities in the Company's balance sheet.

         The Company selects superstore sites on the basis of various factors, including physical location, demographics, anchor and other tenants, location within the center, parking and available lease terms. The Company looks for co-tenants that generate a high rate of shopping traffic, such as specialty value-oriented women's retailers, leading chain supermarkets, discount chains, home improvement centers, book superstores and domestics superstores. The Company believes its superstores are attractive to developers because they attract high rates of customer traffic and generate above average net sales per square foot. The Company's superstore site selection process is headed by the Chief Operating Officer.

         The Company's 250,000 square foot distribution center and adjoining 10,000 square foot office complex in Blackwood, New Jersey is leased for a term which expires in October, 2004 with an option to renew for six years. Approximately one-sixth of the distribution center is used for order picking, with the balance used for receiving and bulk stock storage. The distribution center was expanded to its current size in 1998.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998, through the solicitation of proxies or otherwise.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          The Company's common stock is traded on the NASDAQ National Market under the symbol ACMR. The following table shows the quarterly range of high and low sales prices of the common stock on the NASDAQ National Market since October 9, 1997, the date the Company's Common Stock became publicly traded:

             Quarter Ended           High              Low
                 1998                ----              ---
                 ----
               March 31,            19 1/4            10 1/2
               June 30,             19 7/8            15 1/2
             September 30,          16 3/4             4 7/8
             December 31,           10 1/2             5
                 1997
                 ----
              December 31           18 1/2            10 7/8

          As of March 16, 1999, there were approximately 89 stockholders of record.

         From its inception in 1985 until immediately prior to completion of its initial public offering, the Company was subject to taxation under Subchapter S of the Internal Revenue Code of 1986 (the "Code"). As a result, the net income of the Company, for federal and certain state income tax purposes, was taxable directly to the Company's shareholders during that time rather than to the Company. To provide funds for tax obligations payable by its shareholders on account of the Company's taxable income in 1996 and as distributions of earnings, the Company made aggregate distributions to its shareholders of $7.0 million during 1997. The funds distributed to shareholders, reduced by the amounts used to pay tax obligations on account of the Company's taxable income, were loaned to the Company contemporaneously with their distribution to provide working capital to the Company. In connection with its conversion from S Corporation to C Corporation status, the Company distributed $256,000 to the Company's shareholders. This distribution represented the shareholders' proportionate interest in the Company's earnings which had not been distributed to the shareholders prior to the Company's conversion to a C Corporation.

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

         The Company incurred the following expenses in connection with the issuance and distribution of its Common Stock in the Offering:

          Underwriting  Discounts and Commissions .............  $3,260,250
          Expenses paid to or for Underwriters ................          --
          Other Expenses ......................................     724,375
                                                                 ----------
                          Total  Expenses .....................  $3,984,625
                                                                 ==========

         All payments of expenses were direct or indirect payments to persons other than directors or officers of the Company or their associates, persons owning ten percent or more of any class of equity securities of the Company, or affiliates of the Company.

         The Company used the net proceeds of the Offering ($42,590,375 after deducting total expenses set forth above) for the following purposes:

          Repayment of outstanding bank indebtedness .........     $13,198,902
          Repayment of subordinated shareholder loans ........      14,800,000
          Repayment of S Corporation  Distribution ...........         256,000
          Working Capital ....................................      10,441,473
          Temporary investment in marketable securities ......       3,894,000
                                                                   -----------
          Net  Proceeds ......................................     $42,590,375
                                                                   ===========

ITEM 6.  SELECTED FINANCIAL DATA.

         The selected Financial data for the five years ended December 31, 1998 should be read in conjunction with the Company's consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

                                                                               Year Ended December 31,
                                                         ---------------------------------------------------------------------
                                                             1998           1997          1996          1995         1994
                                                             ----           ----          ----          ----         ----
OPERATING DATA:
Net sales............................................      $187,005       $138,056      $109,319     $100,106      $86,376

Income from operations...............................         5,830          7,781         6,943        7,248        5,209

Net income...........................................         3,935          3,992         6,306        6,409        4,580

Net income per share, diluted........................          0.52           0.79          1.46         1.48         1.07

Pro forma net income(1)..............................            --          4,431         3,817        3,840        2,695

Pro forma diluted net income per share(1)............            --           0.87          0.88         0.89         0.63

Weighted average shares outstanding .................     7,517,000      5,078,000     4,326,000    4,326,000    4,300,000

Stores open, end of year.............................            37             25            17           16           16

Comparable store sales increase......................            3%             4%            5%           8%           2%

Average sales per store..............................        $6,329         $6,728        $6,586       $6,245       $6,161

Sales per total square foot..........................           302            326           320          303          302

BALANCE SHEET DATA:
Working capital......................................       $42,721        $40,974       $20,597      $20,224      $16,937

Total assets.........................................        82,357         66,067        37,799       34,571       30,720

Long-term debt, excluding current portion............         1,568              -        17,748       16,105       16,881

Shareholders' equity.................................        51,171         47,086         7,492        7,756        3,915

--------------
(1) Prior to the Company's initial public offering completed on October 9, 1997 the Company elected to be taxed under the S Corporation provisions of the Internal Revenue Code. Under these provisions, the shareholders of the Company included their pro rata share of income or loss in their individual returns. The pro forma information has been computed as if the Company was subject to federal and all applicable state corporate income taxes for each year presented, assuming the tax rate that would have applied had the Company been taxed as a C Corporation

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

         In 1995, the Company implemented a plan to build its infrastructure to position the Company for rapid future growth. By the end of 1996, the Company had recruited experienced senior retail executives in the areas of operations, merchandising and finance, made key additions in other areas such as buying, information systems, human resources and real estate, leased a new 130,000 square foot distribution center and office complex, developed its automated ordering system to electronically link the Company with most vendors, and developed a real estate program to accommodate the Company's expansion plan. In 1996, the Company opened one new superstore. In 1997 and 1998, the Company continued the implementation of its expansion strategy by opening a total of 20 new superstores and achieved a sales growth in the existing store base of 3% in 1998 and 4% in 1997. Newer superstores, on average, do not generate the volume levels of older stores. As a result, average sales per store in 1998 of $6.3 million is lower than the average sales per store of $6.7 million in 1997, and sales per square foot of $302 in 1998 is lower than sales per square foot of $326 in 1997.

         The Company plans to open at least 18 new superstores in 1999 and 2000, all within 400 miles of its southern New Jersey distribution center. This area contains more than 25% of the United States' population. In 1998 the distribution center was expanded by 130,000 square feet to provide additional space to support the expanding store base.

         The Company successfully completed an initial public offering on October 9, 1997 by issuing 3,105,000 shares of common stock including shares issued upon the exercise of an underwriters' option and received $42.6 million in net proceeds. The Company retired all outstanding bank debt and shareholder loans totaling $28.0 million with the proceeds.

Results of Operations

         The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales:

                                                                         Year Ended December 31,
                                                          -------------------------------------------------------
                                                              1998                   1997               1996
                                                          --------------        ---------------     -------------
Net sales............................................            100.0%                100.0%              100.0%
Cost of sales........................................             63.5                  62.9                63.3
                                                          --------------        ---------------     -------------
Gross margin.........................................             36.5                  37.1                36.7
Selling, general and administrative expenses.........             32.2                  30.4                30.2
Pre-opening expense..................................              1.2                   1.1                 0.1
                                                          --------------        ---------------     -------------
Income from operations...............................              3.1                   5.6                 6.4
Interest (income) expense, net.......................             (0.2)                  0.3                 0.5
                                                          --------------        ---------------     -------------
Income before income taxes...........................              3.3                   5.3                 5.9
Income tax expense...................................              1.2                   2.4                 0.1
                                                          --------------        ---------------     -------------

Net income...........................................              2.1%                  2.9%                5.8%
                                                          ==============        ===============     =============

Pro forma income tax provision.......................            ---                     2.1                 2.3
                                                          --------------        ---------------     -------------

Pro forma net income.................................            ---                     3.2%                3.5%
                                                          ==============        ===============     =============

1998 Compared to 1997

         Net Sales. Net sales increased $48.9 million, or 35.5%, to $187.0 million from $138.1 million in 1997. This increase resulted from (i) net sales of $28.8 million from 12 new superstores opened during the period, (ii) net sales of $15.7 million from superstores opened in 1997 not included in the comparable store base, and (iii) a comparable store sales increase of $4.4 million, or 3%. Stores are added to the comparable store base at the beginning of the fourteenth full month of operation.

         Gross Margin. Cost of sales includes the cost of merchandise, plus certain distribution and purchasing costs. Cost of sales increased $31.9 million, or 36.7%, to $118.7 million in 1998 from $86.8 million in 1997. The gross margin increased $17.1 million, or 33.3%, to $68.3 million in 1998 from $51.2 million in 1997. The gross margin decreased to 36.5% of net sales in 1998 from 37.1% in 1997 mainly due to competitive discounting in the marketplace.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses include (a) direct store level expenses, including rent and related operating costs, payroll, advertising, depreciation and other direct costs, and (b) corporate level costs not directly associated with or allocable to cost of sales including executive salaries, accounting and finance, corporate information systems, office facilities and other corporate expenses. Selling, general and administrative expenses increased $18.2 million, or 43.5%, in 1998 to $60.2 million from $42.0 million in 1997. Of the increase, $15.6 million was attributable to the 12 superstores open during 1998 which were not open during 1997 and the superstores opened in 1997 not in the comparable store base. The remainder of the increase is attributable to $1.2 million in operating expenses in the comparable superstores and $1.4 million in corporate costs, principally from the addition of corporate staff and infrastructure to support the growth of the Company. As a percentage of sales, selling, general and administrative costs increased to 32.5% of net sales in 1998 from 30.4% of net sales in 1997. This increase is primarily due to the new stores, which, on average, have higher operating costs as a percent of sales than older stores.

         Pre-Opening Expense. The Company has adopted the Financial Accounting Standards Board Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" and accordingly expenses store pre-opening expense as incurred. The effect of the change was immaterial. Pre-opening expense for the 12 new superstores opened in 1998 amounted to $2.2 million. In 1997 the Company opened eight superstores and had pre-opening expense of $1.5 million.

         Interest Expense. Interest expense was $66,000 for 1998, a decrease of $565,000 from 1997. This decrease was the result of minimal short-term bank borrowings as compared with 1997. The Company was able to utilize the funds obtained from the sale of common shares in October of 1997 to finance its operating needs and capital expenditures.

         Interest Income. Interest income was $471,000 in 1998, an increase of $269,000 from 1997. The increase was due to the investment of cash received from the sale of common shares.

         Income Taxes. For 1998 the effective tax rate was 36.9%, 2.8% lower than the pro forma effective tax rate of 39.7% in 1997. The reduction is due to the organizational structures established effective with the sale of common shares in October 1997 and in effect for the entire 1998 period.

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

         Gross Margin. Cost of sales increased $17.6 million, or 25.5%, to $86.8 million in 1997 from $69.2 million in 1996. The gross margin increased $11.1 million, or 27.7%, to $51.2 million in 1997 from $40.1 million in 1996. The gross margin increased to 37.1% of net sales in 1997 from 36.7% in 1996.

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

         Set forth below is certain summary information with respect to the Company's operations for the most recent eight fiscal quarters:

                                                           First          Second           Third            Fourth
                                                          Quarter         Quarter         Quarter          Quarter
                                                        ------------    ------------    ------------     -------------
                                                                   (in thousands except per share amounts)
Year ended December 31, 1998
      Net sales....................................         $38,219        $36,691         $41,783            $70,312
      Income (loss) from operations................             469           (370)           (394)             6,125
      Income (loss) before income taxes............             666           (267)           (339)             6,175
      Net income (loss)............................             406           (163)           (207)             3,899
      Net income (loss) per share, diluted.........            0.05          (0.02)          (0.03)               .53
      Weighted average shares outstanding..........           7,566          7,602           7,405              7,405

Year ended December 31, 1997
      Net Sales....................................         $27,252        $26,405         $31,295            $53,104
      Income (loss) from operations................             511            (78)            349              6,999
      Income (loss) before income taxes............             400           (247)             89              7,110
      Net income (loss)............................             393           (247)             89              3,757
      Net income (loss) per share, diluted.........            0.09          (0.06)           0.02               0.52
      Pro forma net income (loss)(1)...............             240           (148)             53              4,286
      Pro forma diluted net income (loss)
           per share...............................            0.06          (0.03)           0.01               0.60
      Weighted average shares outstanding..........           4,326          4,326           4,326              7,155

--------------
     (1) The pro forma information has been computed as if the Company was subject to federal and all applicable state corporate income taxes for each of the periods presented, assuming the tax rate that would have applied had the Company been taxed as a C Corporation.

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

         At December 31, 1998 and 1997 the Company's working capital was $42.7 million and $41.0 million, respectively. During 1998, cash of $4.4 million was used in operations, in 1997 cash of $1.5 million was generated by operations. In 1998 and 1997, $17.4 million and $11.8 million of cash, respectively, was used to increase inventory levels to support both new and existing stores. In these periods, part of the inventory increase was financed through increases in accounts payable of $7.0 million and $7.2 million, respectively.

         Net cash used in investing activities during 1998 and 1997 was $4.6 million and $8.0 million, respectively. This use of cash was primarily the result of new store openings. In 1997, the Company invested $4.0 million of proceeds from the sale of shares into marketable securities. In 1999, the Company expects to spend approximately $5.2 million on capital expenditures, which includes approximately $2.1 million for new store openings, $2.0 million for remodeling and systems in existing stores, and the remainder for warehouse equipment and systems development.

         On March 11, 1998 the Company entered into a new four year financing agreement with a bank which provides a $25 million revolving credit facility, $15 million of which is available immediately with the remainder available in $5 million increments in 1999 and 2000 providing the Company is in compliance with the agreement's covenants. In 1998 the Company utilized a portion of the credit facility to finance the acquisition of various equipment purchases through a series of five year capital leases.

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

Year 2000

         The Company's computer systems operate on a PC-based local area network ("LAN"). Each superstore has personal computers linked to the main office LAN by modem. Management has evaluated the issues relating to the Year 2000 (Y2K) as it may affect (a) the Company's operating and financial systems and other systems such as its telephone system, and (b) future operating results, and has determined that in most instances, the Company's systems are compliant with Year 2000 requirements. In those instances where hardware or software is not compliant, the Company has determined a course of action which should be complete by the end of the second quarter of 1999. The Company has determined the cost of addressing the Y2K issue is immaterial and the changes required in the Company's systems to become Y2K compliant are of a magnitude which is unlikely to impact future operating performance. The Company does not separately track internal direct costs associated with the utilization of its officers and employees in its Year 2000 readiness efforts. The Company has surveyed all of its significant vendors and has ascertained that in most cases those vendors are already in compliance or have plans to be compliant by the middle of 1999.

         In evaluating the risks to the Company, the most serious risk would be if a vendor does not become compliant with the Y2K requirements and, as a result, is unable to ship needed inventory to the Company. Should this occur, the Company does have the ability to resource product from other vendors.

         The Company is in the intermediate stage of developing contingency plans to mitigate the potential disruptions that may result from the Y2K issue. These plans may include identifying and securing alternate suppliers, stockpiling of select products and other measures considered appropriate by management. The Company expects to complete these plans by the middle of 1999. Once developed and approved, contingency plans, and the related cost estimates, if any, will be continually refined as additional information becomes available.

         Despite the Company's efforts to make its systems and facilities Year 2000 compliant, the ability of third party service providers, vendors and certain other third parties, including governmental entities and utility companies, to be Year 2000 compliant is beyond the Company's control. Accordingly, the Company can give no assurances that the systems of other parties on which the Company's systems or operations rely will be timely converted or compatible with the Company's systems. The failure of these entities to comply on a timely basis could have an adverse effect on the Company.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                         A.C. MOORE ARTS & CRAFTS, INC.

                                                                          Page
                                                                          ----
Report of Independent Accountants........................................  30

Consolidated Balance Sheets at December 31, 1998 and 1997................  31

Consolidated Statements of Income for each of the three years in the period ended December 31, 1998...........................  32

Statements of Changes in Shareholders' Equity for each of the three years in the period ended December 31, 1998...............  33

Consolidated Statements of Cash Flows for each of the three
         years in the period ended December 31,1998......................  34

Notes to Consolidated Financial Statements...............................  35

                        Report of Independent Accountants


To the Board of Directors and Shareholders of A.C. Moore Arts & Crafts, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of A.C. Moore Arts & Crafts, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
February 23, 1999

                         A.C. MOORE ARTS & CRAFTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                                              December 31,
                                                                                    ----------------------------------
                                                                                         1998               1997
                                                                                    ---------------     --------------
                                      ASSETS
Current assets:
     Cash and cash equivalents..................................................          $  9,475          $  15,835
     Marketable securities......................................................             3,894              4,004
     Accounts receivable........................................................               869                131
     Inventories................................................................            54,379             37,022
     Prepaid expenses and other current assets..................................             1,080                903
                                                                                    ---------------     --------------
                                                                                            69,697             57,895
Property and equipment, net.....................................................            12,059              7,655
Other assets....................................................................               601                517
                                                                                    ---------------     --------------
                                                                                         $  82,357          $  66,067
                                                                                    ===============     ==============

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of capital leases..........................................          $    350            $    --
     Accounts payable to trade and others.......................................            20,176             12,479
     Accrued payroll and payroll taxes..........................................             2,888              2,353
     Accrued expenses...........................................................             3,562              2,089
                                                                                    ---------------     --------------
                                                                                            26,976             16,921
                                                                                    ---------------     --------------
Long-term liabilities:
     Capital leases.............................................................             1,568                 --
     Deferred taxes.............................................................               981                830
     Other long-term liabilities................................................             1,661              1,230
                                                                                    ---------------     --------------
                                                                                             4,210              2,060
                                                                                    ---------------     --------------
                                                                                            31,186             18,981
                                                                                    ---------------     --------------

Shareholders' equity:
     Preferred stock, no par value, 5,000,000 shares
     authorized, none issued....................................................                --                 --

     Common stock, no par value, 20,000,000 shares
     authorized, 7,405,000 shares outstanding at
     December 31, 1998 and December 31, 1997....................................            42,979             42,829
     Retained earnings..........................................................             8,192              4,257
                                                                                    ---------------     --------------
                                                                                            51,171             47,086
                                                                                    ---------------     --------------
                                                                                         $  82,357          $  66,067
                                                                                    ===============     ==============

    The accompanying notes are an integral part of these financial statements

                         A.C. MOORE ARTS & CRAFTS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in thousands except per share data)

                                                                                     December 31,
                                                           -----------------------------------------------------------------
                                                                 1998                   1997                   1996
                                                           ------------------     -----------------     --------------------
Net sales............................................              $187,005              $138,056                 $109,319
Cost of sales (including buying and
   distribution costs)...............................               118,727                86,827                   69,195
                                                           ------------------     -----------------     --------------------
Gross margin.........................................                68,278                51,229                   40,124
Selling, general and administrative expenses.........                60,214                41,971                   33,041
Pre-opening expenses.................................                 2,234                 1,477                      140
                                                           ------------------     -----------------     --------------------
Income from operations...............................                 5,830                 7,781                    6,943
   Interest expense..................................                    66                   631                      700
   Interest income...................................                  (471)                 (202)                    (143)
                                                           ------------------     -----------------     --------------------
Income before income taxes...........................                 6,235                 7,352                    6,386
   Income tax expense................................                 2,300                 3,360                       80
                                                           ------------------     -----------------     --------------------
Net income...........................................              $  3,935                $3,992                   $6,306
                                                           ==================     =================     ====================

Basic net income per share...........................                 $0.53                 $0.80                    $1.47
                                                           ==================     =================     ====================

Weighted average shares outstanding..................             7,405,000             4,982,000                4,300,000
                                                           ==================     =================     ====================

Diluted net income per share.........................                 $0.52                 $0.79                    $1.46
                                                           ==================     =================     ====================

Weighted average shares outstanding
   plus impact of stock options......................             7,517,000             5,078,000                4,326,000
                                                           ==================     =================     ====================

Pro forma income and per share data (unaudited)
  (Notes 2 and 3):
Income before income taxes, as reported..............                    --                $7,352                   $6,386
   Pro forma income tax provision....................                    --                 2,921                    2,569
                                                           ------------------     -----------------     --------------------
Pro forma net income.................................                    --                $4,431                   $3,817
                                                           ==================     =================     ====================

Pro forma basic net income per share.................                    --                 $0.89                    $0.89
                                                           ==================     =================     ====================

Pro forma diluted net income per share...............                    --                 $0.87                    $0.88
                                                           ==================     =================     ====================

    The accompanying notes are an integral part of these financial statements

                          A.C. MOORE ARTS & CRAFTS INC.
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (dollars in thousands)

                                                                   Common              Retained
                                               Shares               Stock              Earnings             Total
                                            --------------     ----------------    -----------------     -------------
Balance, December 31, 1995..............        4,300,000             $    200             $ 7,556          $  7,756
Net income..............................                -                    -               6,306             6,306
Distributions to shareholders...........                -                    -              (6,570)           (6,570)
                                            --------------     ----------------    -----------------     -------------
Balance, December 31, 1996..............        4,300,000                  200               7,292             7,492
Net income..............................                -                    -               3,992             3,992
Distributions to shareholders...........                -                    -              (7,027)           (7,027)
Proceeds from sale of common stock              3,105,000               42,590                  --            42,590
Compensation expense related to
         stock options..................                -                   39                  --               39
                                            --------------     ----------------    -----------------     -------------
Balance, December 31, 1997..............        7,405,000               42,829               4,257            47,086
Net income .............................               --                   --               3,935             3,935
Compensation expense related to
         stock options..................               --                  150                  --               150
                                            --------------     ----------------    -----------------     -------------
Balance, December 31, 1998..............        7,405,000             $ 42,979             $ 8,192          $ 51,171
                                            ==============     ================    =================     =============

    The accompanying notes are an integral part of these financial statements

                         A.C. MOORE ARTS & CRAFTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                Year Ended December 31,
                                                                --------------------------------------------------------
                                                                     1998                1997                 1996
                                                                ----------------    ----------------     ---------------
Cash flows from operating activities:
Net Income                                                            $  3,935           $   3,992            $  6,306
Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
         Depreciation and amortization......................             2,202               1,461               1,145
         Compensation expenses related to stock
         Options............................................               150                  39
         Provisions for deferred income taxes...............               151                 830
         Changes in assets and liabilities:
               Accounts receivable..........................              (738)                 31                  12
               Inventories..................................           (17,357)            (11,767)             (1,596)
               Prepaid expenses and other current assets                  (177)               (542)                 31
               Accounts payable and accrued expenses........             6,986               7,166                 656
               Other long-term liabilities..................               431                 283                 112
               Other........................................               (28)                (41)                (13)
                                                                ----------------    ----------------     ---------------
Net cash provided by (used in) operating activities.........            (4,445)              1,452               6,653
                                                                ----------------    ----------------     ---------------
Cash flows (used in) investing activities:
         Capital expenditures...............................            (4,682)             (4,002)             (2,251)
         Proceeds from maturity of marketable
               securities...................................             4,004                  --                  --
         Investment in marketable securities................            (3,950)             (4,004)                 --
                                                                ----------------    ----------------     ---------------
Net cash (used in) investing activities.....................            (4,628)             (8,006)             (2,251)
                                                                ----------------    ----------------     ---------------
Cash flows from financing activities:
         Proceeds from sale of common stock.................                --              42,590                  --
         Proceeds from bank overdraft.......................             2,719                  --                  --
         Proceeds from short-term debt......................             3,606                  --                  --
         Repayment of short-term debt.......................            (3,606)                 --                  --
         Proceeds from shareholders' loans..................                --               3,705               3,500
         Repayment of shareholders' loans...................                --             (14,800)                 --
         Repayment of capital leases........................                (6)             (8,510)               (776)
         Distributions to shareholders......................                --              (7,027)             (6,570)
                                                                ----------------    ----------------     ---------------
Net cash provided by (used in) financing activities.........             2,713              15,958              (3,846)
                                                                ----------------    ----------------     ---------------
Net increase (decrease) in cash.............................            (6,360)              9,404                 556
Cash and cash equivalents at beginning of year..............            15,835               6,431               5,875
                                                                ----------------    ----------------     ---------------
Cash and cash equivalents at end of year....................          $  9,475           $  15,835            $  6,431
                                                                ================    ================     ===============
Cash paid during the year for:
         Interest...........................................          $     68           $     679            $    709
                                                                ================    ================     ===============
         Income taxes.......................................          $  2,180           $   2,707            $     82
                                                                ================    ================     ===============

    The accompanying notes are an integral part of these financial statements

                         A.C. MOORE ARTS & CRAFTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Summary Of Significant Accounting Policies

Organization and basis of presentation. A.C. Moore Arts & Crafts, Inc. became a holding company in July 1997 by incorporating in Pennsylvania and exchanging its common stock for all of the capital stock of A.C. Moore Inc. held by its shareholders. The consolidated financial statements include the accounts of A.C. Moore Arts & Crafts, Inc. and its wholly owned subsidiaries (collectively the "Company"). All intercompany accounts and transactions have been eliminated. As of December 31, 1998, the Company operated a 37-store chain of retail arts and crafts stores in the mid-Atlantic and northeast regions of the United States.

Cash and cash equivalents. Cash and cash equivalents are stated at cost, which approximates market value. Cash equivalents include only securities having a maturity of three months or less at the time of purchase.

Marketable securities. The Company's investments, consisting of corporate debt securities, are classified as available-for-sale and are recorded at cost which approximates fair market value. Fair market value is based upon quoted market prices on the last day of the year. These securities mature in June, 1999.

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

Property and equipment. Property and equipment are stated at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets. Furniture, fixtures and equipment are depreciated over periods of five to ten years and leasehold improvements are depreciated over the shorter of their estimated useful lives or the term of the related lease. Maintenance and repairs are charged to operations as incurred and major improvements are capitalized. When property and equipment are retired or sold, the cost and related accumulated depreciation are removed from the accounts and the net amount, less any proceeds from disposal, is reflected in income. Amortization of assets recorded under capital leases is included in depreciation expense.

Store pre-opening expenses. Direct incremental costs incurred to prepare a store for opening are charged to expense as incurred.

Advertising costs. The costs incurred for advertising are expensed the first time the advertising takes place and are offset by reimbursements received under cooperative advertising programs with certain vendors. Net advertising expense during 1998, 1997 and 1996 was $5,748,000, $4,083,000 and $2,985,000,
respectively.

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

Stock option plan. The Company accounts for its employee stock options using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Compensation cost for stock options is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting under APB 25, and has adopted the disclosure requirements of SFAS No. 123.

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

The Company utilizes the liability method of accounting for income taxes. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Effective with the termination of its S Corporation status the Company recognized deferred income taxes of $659,000 for cumulative temporary differences between income for financial and tax reporting purposes. As of December 31, 1998 and 1997, the deferred tax liability of $981,000 and $830,000 respectively comprised principally temporary differences related to depreciation.

For the years ended December 31, 1997 and 1996, respectively, pro forma taxes have been computed as if the Company was subject to all applicable federal and state income taxes, assuming the tax rate that would have applied had the Company been taxed as a C Corporation.

A reconciliation of income tax expense at the federal income tax rate to the income tax provision is as follows:

                                                                           Year Ended December 31,
                                                                 ---------------------------------------------
                                                                   1998              1997             1996
                                                                 ----------        ----------       ----------
                                                                                (in thousands)
    U.S. federal taxes at statutory rate.................           $2,120           $2,500           $2,171
    State and local taxes, net...........................               32              355              393
    Effect of S Corporation taxable earnings.............           --                 (212)          (2,489)
    Recognition of cumulative deferred income tax........           --                  659            --
    Non-deductible stock option expense..................               51               13            --
    Other................................................               97               45                5
                                                                 ----------        ----------       ----------
    Income tax provision.................................           $2,300           $3,360              $80
                                                                 ==========        ==========       ==========

The income tax provision for 1998 and 1997 consists of the following:

                                                                         1998                1997
                                                                       --------            ---------
              Current tax expense:
                   Federal  .....................................       $2,139               $2,035
                   State    .....................................           10                  495
                                                                       --------            ---------
                       Total current.............................        2,149                2,530
                                                                       --------            ---------

              Deferred tax expense:
                   Federal - current year........................          112                  128

                   Federal - prior years.........................           --                  659
                   State    .....................................           39                   43
                                                                       --------            ---------
                       Total deferred............................          151                  830
                                                                       --------            ---------
                       Total income tax provision................       $2,300               $3,360
                                                                       ========            =========

For the year ended December 31, 1996 the Company, as an S Corporation for federal and state tax purposes, provided current and deferred taxes in the financial statements for the states of New Jersey and New York corporate-level tax on S Corporations which rates were approximately 2%. The effective tax rates differed from the statutory rates principally because of the effects of certain permanent differences and apportionment ratios.

3. Earnings Per Share

The Company follows the provisions of SFAS No. 128, "Earnings Per Share" and the Securities and Exchange Commission's Staff Accounting Bulletin 98.

The following is a reconciliation of the denominators of the basic and diluted earnings per share computations:

                                                   For the Years Ended December 31,
                                         --------------------------------------------------
                                            1998                 1997             1996
                                         ------------        -------------    -------------
                                                             (in thousands)
Basic...............................           7,405                4,982            4,300
Effect of dilutive options..........             112                   96               26
                                         ------------        -------------    -------------
Diluted.............................           7,517                5,078            4,326
                                         ============        =============    =============

4. Accounts Payable to Trade and Others

         At December 31, 1998 accounts payable to trade and others includes $2,719,000 of book overdrafts which represents outstanding checks at certain banks in excess of funds on deposit at those banks. These accounts are maintained as zero balance accounts and are covered as required from funds available at other banks.

5. Property and Equipment

Property and equipment consists of:

                                                                         December 31,
                                                                 ------------------------------
                                                                    1998               1997
                                                                 -----------        -----------
                                                                        (in thousands)
Furniture, fixtures and equipment........................           $16,531            $11,783
Leasehold improvements...................................               931                714
Equipment for future stores..............................                39                331
Capital leases...........................................             1,924             --
                                                                 -----------        -----------
                                                                     19,425             12,828
Less:  Accumulated depreciation and amortization.........             7,366              5,173
                                                                 -----------        -----------
                                                                    $12,059             $7,655
                                                                 ===========        ===========

6. Leases

The Company leases its retail stores, administrative offices and warehouse facilities under noncancelable operating leases. The lease for the administrative offices and distribution center has an initial lease term of six years with a six-year renewal option. Most store leases have an average initial term of ten years, with three five year renewal options, and provide for predetermined escalations in future minimum annual rent or additional rent contingent upon store sales levels. The pro rata portion of scheduled rent escalations has been included in other long-term liabilities in the accompanying balance sheet. For the years 1998 and 1997 the amount of accrued rent expense recognized over the amount paid were $431,000 and $285,000 respectively and has been included in other long-term liabilities in the accompanying consolidated balance sheet.

         Rent expense under operating leases consists of:

                                                                       Year Ended December 31,
                                                                       -----------------------
                                                                1998              1997             1996
                                                                ----              ----             ----
                                                                              (in thousands)
Minimum rentals.........................................       $8,218            $6,444          $4,815
Contingent payments....................................           188               232             244
                                                              -------            ------          ------
                                                               $8,406            $6,676          $5,059
                                                              =======            ======          ======

In 1998, the Company entered into three leases for stores to open in 1999 and 2000.

Future minimum lease payments (including those for unopened stores) as of December 31, 1998 for non-cancelable operating leases with terms in excess of one year are as follows (in thousands):

        1999................................................      $10,915
        2000................................................       11,746
        2001................................................       11,811
        2002................................................       10,809
        2003................................................        9,996
        Thereafter..........................................       59,898
                                                                 --------
           Total minimum future rentals.....................     $115,175
                                                                 ========

Financing activities not affecting cash during 1998 included capital lease obligations incurred in connection with equipment purchases of $1,924,000. These leases require payments of principal and interest of $443,000 per year in each of the next five years. Interest rates under these leases approximate 6.4%.

7. Financing Agreement

The Company has a financing agreement through April 1, 2002 with a bank which provides a $25,000,000 revolving credit facility, $15,000,000 of which is available immediately, an additional $5,000,000 is available on July 1, 1999 and $5,000,000 which becomes available on July 1, 2000 providing the Company is in compliance with the leverage and debt service ratios contained in the agreement. The agreement is collateralized by all of the Company's assets and bears elective interest rates which vary based upon the bank's prime rate or LIBOR. Available amounts under this facility are reduced by amounts outstanding under capital lease obligations with the bank. There were no amounts outstanding at December 31, 1998 or 1997 under the revolving line of credit.

8. Loans From Shareholders - Subordinated

The loans from shareholders were repaid in their entirety with the proceeds from the initial public offering. Such loans were non-interest bearing, payable to the shareholders upon their written request for payment, and subject to the subordination provisions.

9. Stock Incentive Plan and Stock Options

At December 31, 1998, under the Company's Employee, Director and Consultant Stock Option Plan (the "1997 Plan"), the Company may grant up to 1,000,000 shares of common stock. Stock options expire ten years from the date of grant and vest ratably over a three year period. Shares available for future grants amounted to 493,000 at December 31, 1998 and 613,500 at December 31, 1997.

For 1998 and 1997, the Company's stock option activity is summarized below:

                                                         1998                                1997
                                            --------------------------------     ------------------------------
                                                              Weighted                            Weighted
                                                              Average                             Average
                                                              Exercise                            Exercise
                                            Options           Price              Options          Price
                                            --------------    --------------     -------------    -------------
Outstanding at beginning of year                  386,500           $  9.00               -0-
Granted                                           152,150             15.21           444,500           $ 9.00
Forfeited                                          31,650              9.94            58,000             9.00
                                            --------------    --------------     -------------    -------------
Outstanding at end of year                        507,000           $ 10.80           386,500           $ 9.00
                                            ==============    ==============     =============    =============
Exercisable at end of year                        119,833           $  9.00               -0-
                                            ==============    ==============     =============

Exercise prices for options outstanding as of December 31, 1998 ranged from $9.00 to $15.375. The weighted average remaining contractual life of the options is 8.8 years.

Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant date for awards under those plans, consistent with the requirements of SFAS No. 123, net income and earnings per share would have been reduced to the following pro-forma amounts:

                                                  1998                1997
                                             --------------      --------------
Net income        -- as reported               $ 3,935,000         $ 3,992,000
                  -- Pro forma                   3,341,000           3,864,000

Basic earnings per share   -- as reported    $         .53         $       .80
                           -- Pro forma                .45                 .78

Diluted earnings per share -- as reported    $         .52         $       .79
                           -- Pro forma                .45                 .76


The pro forma results may not be representative of the effects on reported operations for future years. The fair value of the options was calculated using a Black-Scholes options pricing model with the following weighted-average assumptions: risk-free interest rate of 5.1% for 1998 and 6.4% for 1997; no dividend yield; and a weighted average expected life of the options of seven years. In accordance with the provisions of SFAS No. 123, for 1997 no expected volatility was utilized in determining fair value, as the options were granted prior to the Company becoming a public entity. For 1998 the expected stock price volatility was 54.6%.

Effective September 15, 1997 options to purchase 444,500 shares of common stock were granted under the 1997 Plan at an exercise price per share of $9.00 with an exercise term of ten years. The estimated fair value of the shares on the measurement date was $10.20. The Company will record aggregate compensation expense of approximately $464,000 spread ratably over the three year vesting period $150,000 in 1998 and $39,000 in 1997.

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

10. Shareholder's Equity

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


11. Commitments and Contingencies

There are no material commitments outstanding other than in the normal course of business.

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


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information concerning the directors of the Company is set forth in the Proxy Statement to be delivered to shareholders in connection with the Company's 1999 Annual Meeting of Shareholders (the "Proxy Statement") under the heading "Election of Directors," which information is incorporated herein by reference. The name, age and position of each executive officer of the Company is set forth under the heading "Executive Officers of the Registrant" in Item 1 of this report, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

         The information concerning executive compensation is set forth in the Proxy Statement under the heading "Executive Compensation," which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

             The information concerning security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading "Principal Stockholders and Management Ownership," which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

             The information concerning certain relationships and related transactions is set forth in the Proxy Statement under the heading "Certain Transactions," which information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a) The following documents are filed as part of this Annual Report on Form 10-K:

             (1) Financial Statements:

                 Report of Independent Accountants

                 Consolidated Balance Sheets at December 31, 1998 and 1997

                 Consolidated Statements of Income for each of the three years in the period ended December 31, 1998

                 Statements of Changes in Shareholders' Equity for each of the three years in the period ended December 31, 1998

                 Consolidated Statements of Cash Flows for each of the three years in the period ended December 31,1998

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

       10.3 Loan Agreement, dated March 11, 1998, between the Company and KeyBank National Association

     *+10.4       Correspondence reflecting option granted to Richard Lesser

      *10.5 Tax Indemnification Agreement, dated July 22, 1997, among the Company, John E. Parker and William Kaplan

      *10.6 Lease, dated August 14, 1995, between Freeport 130 LLC and A.C. Moore, Inc.

       10.7 Second Amendment to Lease, dated as of March 25, 1998, between Freeport IBO LLC and A.C. Moore, Inc.

       21.1       Subsidiaries of the Company

       23.1       Consent of PricewaterhouseCoopers LLP

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

                                            A.C. MOORE ARTS & CRAFTS, INC.

Date: March 23 , 1999                       By: /s/ John E. Parker
                                                ------------------------------
                                                John E. Parker, President and
                                                Chief Executive Officer


              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                                   CAPACITY                            DATE
--------------------------------------  --------------------------------------------    ---------------

 /s/ John E. Parker                     President, Chief Executive Officer, and          March 23, 1999
--------------------------------------  Director (Principal Executive Officer)
John E. Parker


 /s/ Leslie H. Gordon                   Senior Vice President and Chief Financial        March 23, 1999
--------------------------------------  Officer (Principal Financial and Accounting
Leslie H. Gordon                        Officer)



 /s/ William Kaplan                     Chairman of the Board                            March 23, 1999
--------------------------------------
William Kaplan


 /s/ Patricia A. Parker                 Director                                         March 23, 1999
--------------------------------------
Patricia A. Parker


 /s/ Richard Lesser                     Director                                         March 23, 1999
--------------------------------------
Richard Lesser


 /s/ Richard J. Bauer                   Director                                         March 23, 1999
--------------------------------------
Richard J. Bauer


 /s/ Richard J. Drake                   Director                                         March 23, 1999
--------------------------------------
Richard J. Drake

                                  EXHIBIT INDEX



  Exhibit No.     Description
  -----------     ------------

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

       10.3 Loan Agreement, dated March 11, 1998, between the Company and KeyBank National Association

     *+10.4       Correspondence reflecting option granted to Richard Lesser

      *10.5 Tax Indemnification Agreement, dated July 22, 1997, among the Company, John E. Parker and William Kaplan

      *10.6 Lease, dated August 14, 1995, between Freeport 130 LLC and A.C. Moore, Inc.

       10.7 Second Amendment to Lease, dated as of March 25, 1998, between Freeport IBO LLC and A.C. Moore, Inc.

       21.1       Subsidiaries of the Company

       23.1       Consent of PricewaterhouseCoopers LLP

       27.1       Financial Data Schedule

-------------------
+  Management contract or compensatory plan or arrangement
* Incorporated by reference to the Company's Registration Statement on Form S-1 (#333-32859)