Form 10-Q
period 1999-03-31
A C MOORE ARTS & CRAFTS INC
filed 1999-05-12
CIK 1042809

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549

                                   FORM 10-Q

(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 000-23157
                        ---------

                         A.C. MOORE ARTS & CRAFTS, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

             Pennsylvania                                 22-3527763
     -------------------------------                  -------------------
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

Class                                                Outstanding at May 7, 1999
-----                                                --------------------------

Common Stock, no par value                                   7,405,000

                         A.C. MOORE ARTS & CRAFTS, INC.

                                TABLE OF CONTENTS

                                                                                Page
                                                                               Number
                                                                               ------
PART I: FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Consolidated Balance Sheets as of March 31, 1999
                  and December 31, 1998                                          3

                  Consolidated Statements of Income for the three
                  months ended March 31, 1999 and 1998                           4

                  Consolidated Statements of Cash Flows for the three
                  months ended March 31, 1999 and 1998                           5

                  Notes to Financial Statements (Unaudited)                      6

         Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                           7

         Item 3.  Quantitative and Qualitative Disclosure About
                    Market Risk                                                 10

PART II: OTHER INFORMATION

         Item 1.  Legal Proceedings                                             11

         Item 2.  Changes in Securities and Use of Pr11eeds

         Item 3.  Defaults Upon Senior Securities                               11

         Item 4.  Submission of Matt12s to a Vote of Security Holders

         Item 5.  Other Information                                             12

         Item 6.  Exhibits and Reports on Form 8-K                              12

SIGNATURES                                                                      13

EXHIBIT INDEX                                                                   14

                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)
                                   (unaudited)

                                                             March 31,       December 31,
                                                               1999              1998
                                                            ---------        ----------
                       ASSETS
Current assets:
   Cash and cash equivalents                                $   3,263         $   9,475
   Marketable securities                                        3,877             3,894
   Inventories                                                 54,697            54,379
   Prepaid expenses and other current assets                    1,571             1,949
                                                            ---------        ----------
                                                               63,408            69,697

Property and equipment, net                                    12,227            12,059
Other assets                                                      573               601
                                                            ---------        ----------
                                                            $  76,208         $  82,357
                                                            =========        ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of capital leases                        $     350         $     350
   Accounts payable to trade and others                        14,811            20,176
   Accrued payroll and payroll taxes                            1,736             2,888
   Accrued expenses                                             3,411             3,562
                                                            ---------        ----------
                                                               20,308            26,976
                                                            ---------        ----------
Long-term liabilities:
   Capital leases                                               1,482             1,568
   Deferred taxes                                                 981               981
   Other long-term liabilities                                  1,761             1,661
                                                            ---------        ----------
                                                                4,224             4,210
                                                            ---------        ----------
                                                               24,532            31,186
                                                            ---------        ----------
SHAREHOLDERS' EQUITY
Preferred stock, no par value, 5,000,000 shares                    --                --
   authorized, none issued
Common stock, no par value, 20,000,000 shares
   authorized, 7,405,000 shares outstanding                    43,014            42,979
Retained earnings                                               8,662             8,192
                                                            ---------        ----------
                                                               51,676            51,171
                                                            ---------        ----------
                                                            $  76,208         $  82,357
                                                            =========        ==========

See accompanying notes to financial statements

                         A.C. MOORE ARTS & CRAFTS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                                     Three months ended
                                                                         March 31,
                                                                 1999                1998
Net sales                                                   $    48,135         $    38,219
Cost of sales (including buying
   and distribution costs)                                       30,520              24,192
                                                            -----------         -----------
Gross Margin                                                     17,615              14,027
Selling, general and administrative expenses                     16,915              12,787
Pre-opening expenses                                                 --                 771
                                                            -----------         -----------
Income from operations                                              700                 469
   Net interest (income)                                            (71)               (197)
                                                            -----------         -----------
Income before income taxes                                          771                 666
   Income tax expense                                               301                 260
                                                            -----------         -----------
Net income                                                  $       470         $       406
                                                            ===========         ===========

Basic net income per share                                  $      0.06         $      0.05
                                                            ===========         ===========

Weighted average shares outstanding                           7,405,000           7,405,000
                                                            ===========         ===========

Diluted net income per share                                $      0.06         $      0.05
                                                            ===========         ===========
Weighted average shares outstanding plus
   impact of stock options                                    7,405,000           7,566,000
                                                            ===========         ===========

  See accompanying notes to financial statements

                         A.C. MOORE ARTS & CRAFTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                               Three months ended
                                                                                    March 31,
                                                                           ------------------------
                                                                              1999           1998
                                                                           ---------      ---------
Cash flows from operating activities:
Net income                                                                 $     470      $     406
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                                                 673            470
   Compensation expense related to stock options                                  35             38
   Changes in assets and liabilities:
        Inventories                                                             (318)        (4,929)
        Prepaid expenses and other current assets                                378             32
        Accounts payable and accrued expenses                                 (3,949)        (2,302)
        Other long-term liabilities                                              100             69
        Other                                                                     45            (15)

                                                                           ---------      ---------
Net cash (used in) operating activities                                       (2,566)        (6,231)
                                                                           ---------      ---------

Cash flows (used in) investing activities: Capital expenditures                 (841)        (1,255)
                                                                           ---------      ---------
Cash flows provided by (used in) financing activities:
   Repayment of bank overdraft                                                (2,719)            --
   Proceeds from redemption of marketable securities                              --          4,004
   Investment in marketable securities                                            --         (3,944)
   Repayment of capital leases                                                   (86)            --
                                                                           ---------      ---------

Net cash provided by (used in) financing activities                           (2,805)            60
                                                                           ---------      ---------

Net (decrease) in cash                                                        (6,212)        (7,426)

Cash and cash equivalents at beginning of period                               9,475         15,835
                                                                           ---------      ---------

Cash and cash equivalents at end of period                                 $   3,263      $   8,409
                                                                           =========      =========

  See accompanying notes to financial statements

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) Basis of Presentation

The consolidated financial statements included herein include the accounts of A.C. Moore Arts & Crafts, Inc. and its wholly owned subsidiaries (collectively the "Company"). The Company is a chain of 37 retail superstores selling arts and crafts merchandise. The stores are located in the mid-Atlantic and northeast regions.

These financial statements have been prepared by management without audit and should be read in conjunction with the consolidated financial statements and notes thereto for the year 1998. Due to the seasonality of the Company's business, the results for the interim periods are not necessarily indicative of the results for the year. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. In the opinion of management, all such adjustments are of a normal and recurring nature.

(2) Management Estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported period and related disclosures. Significant estimates made as of and for the three month period ended March 31, 1999 and March 31, 1998 include provisions for shrinkage, capitalized buying, warehousing and distribution costs related to inventory and markdowns of merchandise inventories. Actual results could differ from those estimates.

(3) Earnings Per Share

The weighted average shares outstanding plus impact of stock options for the three month period ended March 31, 1999 excludes potentially dilutive shares as the result would be antidilutive.

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

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales and the number of stores open at the end of each such period:

                                                         Three months
                                                        ended  March 31,
                                                   ------------------------
                                                    1999             1998
                                                   -------          -------
Net sales                                          100.0 %          100.0 %

Cost of sales                                       63.4 %           63.3 %
                                                   -------          -------

Gross margin                                        36.6 %           36.7 %
Selling, general and
   administrative expenses                          35.1 %           33.5 %
Pre-opening expenses                                 0.0 %            2.0 %
                                                   -------          -------
Income from operations                               1.5 %            1.2 %
Net interest (income)                               (0.1)%           (0.5)%
                                                   -------          -------

Income before income taxes                           1.6 %            1.7 %
Income tax expense                                   0.6 %            0.6 %
                                                   -------          -------
Net income                                           1.0 %            1.1 %
                                                   =======          =======
Number of stores open at end of period                37              29

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

        Net Sales. Net sales increased $9.9 million, or 25.9%, to $48.1 million in the three months ended March 31, 1999 from $38.2 million in the comparable 1998 period. This increase resulted from (i) net sales of $9.1 million from superstores opened in 1998 not included in the comparable store base, and (ii) a comparable store sales increase of $800,000, or 2%. Stores are added to the comparable store base at the beginning of the fourteenth full month of operation.

        Gross Margin. Cost of sales includes the cost of merchandise, plus certain distribution and purchasing costs. Cost of sales increased $6.3 million, or 26.2%, to $30.5 million in the three months ended March 31, 1999 from $24.2 million in the three months ended March 31, 1998. The gross margin increased $3.6 million, or 25.6%, to $17.6 million in the three months ended March 31, 1999 from $14.0 million in the three months ended March 31, 1998. The gross margin decreased to 36.6% of net sales in the three months ended March 31, 1999 from 36.7% in the three months ended March 31, 1998.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses include (a) direct store level expenses, including rent and related operating costs, payroll, advertising, depreciation and other direct costs, and (b) corporate level costs not directly associated with or allocable to cost of sales including executive salaries, accounting and finance, corporate information systems, office facilities and other corporate expenses. Selling, general and administrative expenses increased $4.1 million, or 32.3%, in the three months ended March 31, 1999 to $16.9 million from $12.8 million in the three months ended March 31, 1998. Of the increase, $4.0 million was attributable to the 12 superstores open in 1999 which were not in the comparable store base. The remaining $100,000 of the increase is attributable to operating expenses in the comparable superstores. As a percentage of sales, selling, general and administrative costs increased to 35.1% of net sales in the three months ended March 31, 1999 from 33.5% of net sales in the three months ended March 31, 1998. This increase is primarily due to the newer stores, which, on average, have higher operating costs as a percent of sales than older stores.

        Pre-Opening Expense. The Company expenses store pre-opening expense as incurred. In the first quarter of 1999, the Company did not open any superstores and incurred no pre-opening expense. Pre-opening expense for the four new superstores opened in the first quarter of 1998 amounted to $771,000.

        Net Interest (Income). In the first quarter of 1999 the Company had net interest income of $71,000 compared with interest income of $197,000 in 1998. The reduction is due to lower cash balances resulting from the use of cash to fund the new stores added in 1998.

        Income Taxes. The Company's effective income tax rate was 39% for both the first quarters ended March 31, 1999 and March 31, 1998.

Liquidity and Capital Resources.

        The Company's cash needs are primarily for working capital to support its inventory requirements and capital expenditures, pre-opening costs and beginning inventory for new superstores.

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

        At March 31, 1999 and December 31, 1998 the Company's working capital was $43.1 million and $42.7 million, respectively. Cash used in operations was $2.6 million for the three months ended March 31, 1999 as a result of the seasonal reduction of accounts payable and accrued payroll in the amount of $3.9 million.

        Net cash used in investing activities during the three months ended March 31, 1999 was $.8 million. In 1999, the Company expects to spend approximately $5.2 million on capital expenditures, which includes approximately $2.1 million for new store openings, $2.0 million for remodeling and systems in existing stores, and the remainder for warehouse equipment and systems development. There are no other material commitments for capital expenditures other than new store openings in the next 12 months.

        Net cash used in financing activities includes a $2.7 million repayment of book overdrafts. The overdrafts represented outstanding checks at certain banks in excess of funds on deposit at those banks. These accounts are maintained as zero balance accounts and are covered as required from funds available at other banks.

        On March 11, 1998 the Company entered into a new four year financing agreement with a bank which provides a $25 million revolving credit facility, $15 million of which is available immediately with the remainder available in $5 million increments in 1999 and 2000, provided the Company is in compliance with the agreement's covenants. A portion of the credit facility was used to finance the acquisition of equipment totaling $1.9 million through a series of five year capital leases.

        The Company believes the proceeds from the public offering, together with cash generated from operations during the year and available borrowings under the financing agreement will be sufficient to finance its working capital and capital expenditure requirements for at least the next 12 months.

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

        In evaluating the risks to the Company, the most serious risk would be if a vendor does not become compliant with the Y2K requirements and, as a result, is unable to ship needed inventory to the Company. Should this occur, the Company does have the ability to source product from other vendors.

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

        Despite the Company's efforts to make its systems and facilities Year 2000 compliant, the ability of third party service providers, vendors and certain other third parties, including governmental entities and utility companies, to be Year 2000 compliant is beyond the Company's control. Accordingly, the Company can give no assurances that the systems of other parties on which the Company's systems or operations rely will be timely converted or compatible with the Company's systems. The failure of these entities to comply on a timely basis could have a material adverse effect on the Company.


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

        The Company incurred the following expenses in connection with the issuance and distribution of its Common Stock in the Offering:

                  Underwriting Discounts and Commissions ..........   $3,260,250
                  Expenses paid to or for Underwriters ............           --
                  Other Expenses ..................................      724,375
                                                                    ------------

                                       Total Expenses .............   $3,984,625
                                                                    ============

        All payments of expenses were direct or indirect payments to persons other than directors or officers of the Company or their associates, persons owning ten percent or more of any class of equity securities of the Company, or affiliates of the Company.

        The Company used the net proceeds of the Offering ($42,590,375 after deducting total expenses set forth above) for the following purposes:

                  Repayment of outstanding bank indebtedness ......  $13,198,902
                  Repayment of subordinated shareholder loans .....   14,800,000
                  Payment of S Corporation Distribution ...........      256,000
                  Working capital .................................   10,458,473
                  Temporary investment in marketable securities ...    3,877,000
                                                                     -----------
                                    Net Proceeds ..................  $42,590,375
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

                                                 A.C. MOORE ARTS & CRAFTS, INC.


Date: May 11, 1999                              By:  /s/ Leslie H. Gordon
                                                     ---------------------------
                                                     Executive Vice President
                                                     and Chief Financial Officer
                                                     (duly authorized officer
                                                     and principal financial
                                                     officer)

                                  EXHIBIT INDEX


             27.1     Financial Data Schedule