Form 10-Q
period 1999-06-30
A C MOORE ARTS & CRAFTS INC
filed 1999-07-30
CIK 1042809

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    FORM 10-Q
(Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1999

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
                               -----------  ------------


Commission File Number: 000-23157
                       -----------

                         A.C. MOORE ARTS & CRAFTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Pennsylvania                                  22-3527763
--------------------------------                   -------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)


                    500 University Court, Blackwood, NJ 08012
                   -------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (856) 228-6700
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
   -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                            Outstanding at July 29, 1999
-----                                            ----------------------------
Common Stock, no par value                                7,405,000

                         A.C. MOORE ARTS & CRAFTS, INC.

                                TABLE OF CONTENTS

                                                                         Page
                                                                        Number
                                                                        ------
PART I: FINANCIAL INFORMATION

    Item 1.  Financial Statements (Unaudited)

             Consolidated Balance Sheets as of June 30, 1999
             and December 31, 1998                                         3

             Consolidated Statements of Income for the three
             and six month periods ended June 30, 1999 and 1998            4

             Consolidated Statements of Cash Flows for the six
             month periods ended June 30, 1999 and 1998                    5

             Notes to Financial Statements                                 6

    Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          7

    Item 3.  Quantitative and Qualitative Disclosure About
               Market Risk                                                10

PART II: OTHER INFORMATION

    Item 1.  Legal Proceedings                                            11

    Item 2.  Changes in Securities and Use of Proceeds                    11

    Item 3.  Defaults Upon Senior Securities                              11

    Item 4.  Submission of Matters to a Vote of Security Holders          12

    Item 5.  Other Information                                            12

    Item 6.  Exhibits and Reports on Form 8-K                             12

SIGNATURES                                                                13

EXHIBIT INDEX                                                             14

                         A.C. MOORE ARTS & CRAFTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)
                                   (unaudited)

                                                             June 30,          December 31,
                                                               1999               1998
                                                             --------          ------------
ASSETS

Current assets:
  Cash and cash equivalents                                  $   586              $ 9,475
  Marketable securities                                         --                  3,894
  Inventories                                                 56,660               54,379
  Prepaid expenses and other current assets                    1,627                1,949
                                                             -------              -------
                                                              58,873               69,697

Property and equipment, net                                   12,451               12,059
Other assets                                                     564                  601
                                                             -------              -------
                                                             $71,888              $82,357
                                                             =======              =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term debt                                            $   500              $  --
  Current portion of capital leases                              350                  350
  Accounts payable to trade and others                        11,736               20,176
  Accrued payroll and payroll taxes                            1,918                2,888
  Accrued expenses                                             1,594                3,562
                                                             -------              -------
                                                              16,098               26,976
                                                             -------              -------
Long-term liabilities:
  Capital leases                                               1,395                1,568
  Deferred taxes                                                 981                  981
  Other long-term liabilities                                  1,860                1,661
                                                             -------              -------
                                                               4,236                4,210
                                                             -------              -------
                                                              20,334               31,186
                                                             -------              -------
SHAREHOLDERS' EQUITY

Preferred stock, no par value, 5,000,000 shares authorized, none issued

Common stock, no par value, 20,000,000 shares
  authorized, 7,405,000 shares outstanding                    43,049               42,979

Retained earnings                                              8,505                8,192
                                                             -------              -------
                                                              51,554               51,171
                                                             -------              -------
                                                             $71,888              $82,357
                                                             =======              =======

See accompanying notes to financial statements

                         A.C. MOORE ARTS & CRAFTS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                               Three months ended                        Six months ended
                                                                     June 30,                                 June 30,
                                                      -----------------------------------         ---------------------------------
                                                         1999                   1998                 1999                  1998
                                                      -----------           -------------         -----------          ------------
Net sales                                             $    45,460           $    36,691           $    93,596           $    74,910
Cost of sales (including buying and
     distribution costs)                                   28,871                23,187                59,392                47,379
                                                      -----------           -----------           -----------           -----------
Gross margin                                               16,589                13,504                34,204                27,531
Selling, general and administrative expenses               16,857                13,660                33,772                26,447
Pre-opening expenses                                         --                     214                  --                     985
                                                      -----------           -----------           -----------           -----------
Income (loss) from operations                                (268)                 (370)                  432                    99
     Net interest (income)                                    (10)                 (103)                  (81)                 (300)
                                                      -----------           -----------           -----------           -----------
Income (loss) before income taxes                            (258)                 (267)                  513                   399
     Income tax expense (benefit)                            (101)                 (104)                  200                   156
                                                      -----------           -----------           -----------           -----------
Net income (loss)                                     $      (157)          $      (163)          $       313           $       243
                                                      ===========           ===========           ===========           ===========

Basic net income (loss) per share                     $     (0.02)          $     (0.02)          $      0.04           $      0.03
                                                      ===========           ===========           ===========           ===========

Weighted average shares outstanding                     7,405,000             7,405,000             7,405,000             7,405,000
                                                      ===========           ===========           ===========           ===========

Diluted net income (loss) per share                   $     (0.02)          $     (0.02)          $      0.04           $      0.03
                                                      ===========           ===========           ===========           ===========

Weighted average shares outstanding
     plus impact of stock options                       7,405,000             7,602,000             7,405,000             7,571,000
                                                      ===========           ===========           ===========           ===========

See accompanying notes to financial statements

                         A.C. MOORE ARTS & CRAFTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                         ---------------------------
                                                                           1999              1998
                                                                         ----------         --------
Cash flows from operating activities:
Net Income                                                               $    313           $    243
Adjustments to reconcile net income to net cash
     (used in) operating activities:
     Depreciation and amortization                                          1,379              1,004
     Compensation expense related to stock options                             70                 76
     Changes in assets and liabilities:
           Inventories                                                     (2,281)            (7,758)
           Prepaid expenses and other current assets                          322                176
           Accounts payable and accrued expenses                           (9,022)            (5,999)
           Other long-term liabilities                                        199                169
           Other                                                               37                (25)

                                                                         --------           --------
Net cash (used in) operating activities                                    (8,983)           (12,114)
                                                                         --------           --------

Cash flows (used in) investing activities: Capital expenditures            (1,771)            (2,314)
                                                                         --------           --------

Cash flows provided by financing activities:
     Repayment of bank overdraft                                           (2,356)              --
     Proceeds from line of credit                                             500               --
     Proceeds from redemption of marketable securities                      3,894              4,004
     Investment in marketable securities                                     --               (3,928)
     Repayment of capital leases                                             (173)              --
                                                                         --------           --------

Net cash provided by financing activities                                   1,865                 76
                                                                         --------           --------

Net (decrease) in cash                                                     (8,889)           (14,352)

Cash and cash equivalents at beginning of period                            9,475             15,835
                                                                         --------           --------

Cash and cash equivalents at end of period                               $    586           $  1,483
                                                                         ========           ========

See accompanying notes to financial statements

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) Basis of Presentation

The consolidated financial statements included herein include the accounts of A.C. Moore Arts & Crafts, Inc. and its wholly owned subsidiaries (collectively the "Company"). The Company is a chain of 37 retail superstores selling arts and crafts merchandise. The stores are located in the mid-Atlantic and northeast regions of the United States.

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

(2) Management Estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported period and related disclosures. Significant estimates made as of and for the three and six month periods ended June 30, 1999 and June 30, 1998 include provisions for shrinkage, capitalized buying, warehousing and distribution costs related to inventory and markdowns of merchandise inventories. Actual results could differ materially from those estimates.

(3) Earnings Per Share

The weighted average shares outstanding plus impact of stock options for the three and six month periods ended June 30, 1999 excludes potentially dilutive shares as the result would be antidilutive.

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

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales and the number of stores open at the end of each such period:

                                                      Three months ended                Six months ended
                                                          June 30,                          June 30,
                                                  -------------------------         -----------------------
                                                    1999             1998             1999           1998
                                                  --------         --------         --------       --------
Net sales                                          100.0 %          100.0 %          100.0 %        100.0 %

Cost of sales                                       63.5 %           63.2 %           63.5 %         63.2 %
                                                   -----            -----            -----          -----
Gross Margin                                        36.5 %           36.8 %           36.5 %         36.8 %
Selling, general and administrative expenses        37.1 %           37.2 %           36.1 %         35.3 %
Pre-opening expenses                                 0.0 %            0.6 %            0.0 %          1.3 %
                                                   -----            -----            -----          -----
Income (loss) from operations                       (0.6)%           (1.0)%            0.4 %          0.1 %
Net interest (income)                                0.0 %           (0.3)%           (0.1)%         (0.4)%
                                                   -----            -----            -----          -----
Income (loss) before income taxes                   (0.6)%           (0.7)%            0.5 %          0.5 %
Income tax expense (benefit)                        (0.2)%           (0.3)%            0.2 %          0.2 %
                                                   -----            -----            -----          -----
Net income (loss)                                   (0.3)%           (0.4)%            0.3 %          0.3 %
                                                   =====            =====            =====          =====

Number of stores open at end of period                37               30

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

        Net Sales. Net sales increased $8.8 million, or 23.9%, to $45.5 million in the three months ended June 30, 1999 from $36.7 million in the comparable 1998 period. This increase resulted from (i) net sales of $6.3 million from superstores opened in 1998 not included in the comparable store base, and (ii) a comparable store sales increase of $2.5 million, or 7%. Stores are added to the comparable store base at the beginning of the fourteenth full month of operation.

        Gross Margin. Cost of sales includes the cost of merchandise, plus certain distribution and purchasing costs. Cost of sales increased $5.7 million, or 24.5%, to $28.9 million in the three months ended June 30, 1999 from $23.2 million in the three months ended June 30, 1998. The gross margin increased $3.1 million, or 22.8%, to $16.6 million in the three months ended June 30, 1999 from $13.5 million in the three months ended June 30, 1998. The gross margin decreased to 36.5% of net sales in the three months ended June 30, 1999 from 36.8% in the three months ended June 30, 1998 mainly due to competitive discounting in the marketplace.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses include (a) direct store level expenses, including rent and related operating costs, payroll, advertising, depreciation and other direct costs, and (b) corporate level costs not directly associated with or allocable to cost of sales including executive salaries, accounting and finance, corporate information systems, office facilities and other corporate expenses. Selling, general and administrative expenses increased $3.2 million, or 23.4%, in the three months ended June 30, 1999 to $16.9 million from $13.7 million in the three months ended June 30, 1998. Of the increase, $2.7 million was attributable to the superstores opened in 1998 which were not in the comparable store base. The remainder is attributable to operating expenses in the comparable superstores. As a percentage of sales, selling, general and administrative costs decreased to 37.1% of net sales in the three months ended June 30, 1999 from 37.2% of net sales in the three months ended June 30, 1998.

        Pre-Opening Expense. The Company expenses store pre-opening expense as incurred. In the second quarter of 1999, the Company did not open any superstores and incurred no pre-opening expense. Pre-opening expense for the one new superstore opened in the second quarter of 1998 amounted to $214,000.

        Net Interest (Income). In the second quarter of 1999 the Company had interest income of $10,000 compared with interest income of $103,000 in 1998. The reduction is due to lower cash balances resulting from the use of cash to fund the new stores added in 1998.

        Income Taxes. The Company's effective income tax rate was 39% for both the second quarters ended June 30, 1999 and June 30, 1998.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

        Net Sales. Net sales increased $18.7 million, or 24.9%, to $93.6 million in the six months ended June 30, 1999 from $74.9 million in the comparable 1998 period. This increase resulted from (i) net sales of $15.4 million from superstores opened in 1998 not included in the comparable store base, and (ii) a comparable store sales increase of $3.3 million, or 5%.

        Gross Margin. Cost of sales increased $12.0 million, or 25.4%, to $59.4 million in the six months ended June 30, 1999 from $47.4 million in the six months ended June 30, 1998. The gross margin increased $6.7 million, or 24.2%, to $34.2 million in the six months ended June 30, 1999 from $27.5 million in the six months ended June 30, 1998. The gross margin decreased to 36.5% of net sales in the six months ended June 30, 1999 from 36.8% in the six months ended June 30, 1998 mainly due to competitive discounting in the marketplace.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $7.3 million, or 27.7%, in the six months ended June 30, 1999 to $33.8 million from $26.4 million in the six months ended June 30, 1998. Of the increase, $6.7 million was attributable to the superstores opened in 1998 which were not in the comparable store base. The remainder of the increase is attributable to operating expenses in the comparable superstores. As a percentage of sales, selling, general and administrative costs increased to 36.1% of net sales in the six months ended June 30, 1999 from 35.3% of net sales in the six months ended June 30, 1998. This increase is primarily due to the new stores, which, on average, have higher operating costs as a percent of sales than older stores.

        Pre-Opening Expense. In the first six months of 1999, the Company did not open any superstores and incurred no pre-opening expense. Pre-opening expense for the five new superstores opened in the first six months of 1998 amounted to $985,000.

        Net Interest (Income). In the first six months of 1999 the Company had interest income of $81,000 compared with interest income of $300,000 in 1998. The reduction is due to lower cash balances resulting from the use of cash to fund the new stores added in 1998.

        Income Taxes. The Company's effective income tax rate was 39% for both the six month periods ended June 30, 1999 and June 30, 1998.

Liquidity and Capital Resources.

        The Company's cash needs are primarily for working capital to support its inventory requirements and capital expenditures.

        At June 30, 1999 and December 31, 1998 the Company's working capital was $42.8 million and $42.7 million, respectively. Cash used in operations was $9.0 million for the six months ended June 30, 1999 principally as a result of the seasonal reduction of accounts payable and other accruals in the amount of $9.0 million.

        Net cash used in investing activities during the six months ended June 30, 1999 was $1.8 million. In 1999, the Company expects to spend approximately $5.2 million on capital expenditures, which includes approximately $2.1 million for new store openings, $2.0 million for remodeling and systems in existing stores, and the remainder for warehouse equipment and systems development. There are no other material commitments for capital expenditures other than new store openings in the next 12 months.

        Net cash provided by financing activities includes $3.9 million from redemption of marketable securities. It also includes a $2.4 million repayment of book overdrafts. The overdrafts represented outstanding checks at certain banks in excess of funds on deposit at those banks. These accounts are maintained as zero balance accounts and are covered as required from funds available at other banks.

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

        The Company believes the cash generated from operations and available borrowings under the financing agreement will be sufficient to finance its working capital and capital expenditure requirements for at least the next 12 months.

Year 2000

        The Company's computer systems operate on a PC-based local area network ("LAN"). Each superstore has personal computers linked to the main office LAN by modem. Management has evaluated the issues relating to the Year 2000 (Y2K) as it may affect (a) the Company's operating and financial systems and other systems such as its telephone system, and (b) future operating results, and has determined that in most instances, the Company's systems are compliant with Year 2000 requirements. As of June 30, 1999, the Company's mission critical hardware and software are compliant for Y2K with minimal exceptions. It is expected that during the third quarter, all systems will be brought to full compliance and the Company will complete final tests to ensure compliancy. The Company has determined the cost of addressing the Y2K issue is immaterial. The Company does not separately track internal direct costs associated with the utilization of its officers and employees in its Year 2000 readiness efforts. The Company has surveyed all of its significant vendors and has ascertained that in most cases those vendors are already in compliance or have plans to be compliant by the middle of 1999. Follow-up surveys are in progress and are expected to be complete by the end of the third quarter.

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

        The Company incurred the following expenses in connection with the issuance and distribution of its Common Stock in the Offering:

             Underwriting Discounts and Commissions............ $3,260,250
             Expenses paid to or for Underwriters..............         --
             Other Expenses....................................    724,375
                                                                ----------

                               Total Expenses.................. $3,984,625
                                                                ==========

        All payments of expenses were direct or indirect payments to persons other than directors or officers of the Company or their associates, persons owning ten percent or more of any class of equity securities of the Company, or affiliates of the Company.

        The Company used the net proceeds of the Offering ($42,590,375 after deducting total expenses set forth above) for the following purposes:

             Repayment of outstanding bank indebtedness........ $13,198,902
             Repayment of subordinated shareholder loans.......  14,800,000
             Payment of S Corporation Distribution.............     256,000
             Working capital...................................  14,335,473
                                                                -----------

                               Net Proceeds.................... $42,590,375
                                                                ===========

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Shareholders on May 27, 1999. At the meeting shareholders elected two Class A directors to hold office for a term of three years until their successors are duly elected and qualified. The nominees for director received the following votes at the meeting.

                                          For         Withhold Authority
                                   ---------------  -----------------------
        Patricia A. Parker            6,959,298             78,015
        Richard Lesser                6,961,043             76,270

        The term of office for each of the following directors continued after the meeting: William Kaplan, John E. (Jack) Parker, Richard J. Bauer and Richard Lesser.

ITEM 5.  OTHER INFORMATION

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON 8-K

                  (a)      Exhibits:

                           27.1     Financial Data Schedule

                  (b) There were no reports on Form 8-K filed during the quarter ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         A.C. MOORE ARTS & CRAFTS, INC.


Date: July 30, 1999              By:  /s/ Leslie H. Gordon
                                      --------------------------------------
                                      Executive Vice President and Chief
                                       Financial Officer
                                      (duly authorized officer and principal
                                       financial officer)

                                  EXHIBIT INDEX


                  27.1     Financial Data Schedule