Form 10-Q
period 1999-09-30
A C MOORE ARTS & CRAFTS INC
filed 1999-11-05
CIK 1042809

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    FORM 10-Q
(Mark One)
[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1999

                                       OR

[   ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission File Number: 000-23157

                         A.C. MOORE ARTS & CRAFTS, INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Pennsylvania                                22-3527763
      ------------------------------                 -------------------
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                 Identification No.)

                    500 University Court, Blackwood, NJ 08012
            --------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (856) 228-6700
            --------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Class                                         Outstanding at November 3, 1999
-----                                         -------------------------------
Common Stock, no par value                             7,405,000

                         A.C. MOORE ARTS & CRAFTS, INC.

                                TABLE OF CONTENTS
                                                                         Page
                                                                        Number
                                                                        ------
PART I: FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited)

              Consolidated Balance Sheets as of September 30, 1999
              and December 31, 1998                                        3

              Consolidated Statements of Income for the three
              and nine month periods ended September 30, 1999 and 1998     4

              Consolidated Statements of Cash Flows for the nine
              month periods ended September 30, 1999 and 1998              5

              Notes to Financial Statements                                6

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         7

     Item 3.  Quantitative and Qualitative Disclosure About
                Market Risk                                               10

PART II: OTHER INFORMATION

     Item 1.  Legal Proceedings                                           11

     Item 2.  Changes in Securities and Use of Proceeds                   11

     Item 3.  Defaults Upon Senior Securities                             11

     Item 4.  Submission of Matters to a Vote of Security Holders         11

     Item 5.  Other Information                                           11

     Item 6.  Exhibits and Reports on Form 8-K                            11

SIGNATURES                                                                11

EXHIBIT INDEX                                                             12

                         A.C. MOORE ARTS & CRAFTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)
                                   (unaudited)


                                                            September   December
                                                             30, 1999   31, 1998
                                                            ---------   --------


ASSETS

Current assets:
  Cash and cash equivalents                                  $ 1,343     $ 9,475
  Marketable securities                                         --         3,894
  Inventories                                                 62,928      54,379
  Prepaid expenses and other current assets                    1,382       1,949
                                                             -------     -------
                                                              65,653      69,697

Property and equipment, net                                   13,977      12,059
Other assets                                                     624         601
                                                             -------     -------
                                                             $80,254     $82,357
                                                             =======     =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term debt                                            $   500     $  --
  Current portion of capital leases                              350         350
  Accounts payable to trade and others                        18,856      20,176
  Accrued payroll and payroll taxes                            2,324       2,888
  Accrued expenses                                             2,467       3,562
                                                             -------     -------
                                                              24,497      26,976
                                                             -------     -------
Long-term liabilities:
  Capital leases                                               1,307       1,568
  Deferred taxes                                                 981         981
  Other long-term liabilities                                  1,960       1,661
                                                             -------     -------
                                                               4,248       4,210
                                                             -------     -------
                                                              28,745      31,186
                                                             -------     -------
Shareholders' equity:
  Preferred stock, no par value, 5,000,000 shares authorized, none issued

  Common stock, no par value, 20,000,000 shares
    authorized, 7,405,000 shares outstanding                  43,083      42,979

 Retained earnings                                             8,426       8,192
                                                             -------     -------
                                                              51,509      51,171
                                                             -------     -------
                                                             $80,254     $82,357
                                                             =======     =======

 See accompanying notes to financial statements

                         A.C. MOORE ARTS & CRAFTS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                   Three months ended            Nine months ended
                                                      September 30,                 September 30,
                                               --------------------------    --------------------------
                                                  1999           1998            1999          1998
                                               -----------    -----------    -----------    -----------

Net sales                                      $    50,245    $    41,783    $   143,841    $   116,693
Cost of sales (including buying and
     distribution costs)                            31,908         26,499         91,300         73,878
                                               -----------    -----------    -----------    -----------
Gross margin                                        18,337         15,284         52,541         42,815
Selling, general and administrative expenses        18,138         15,016         51,910         41,463
Pre-opening expenses                                   281            662            281          1,647
                                               -----------    -----------    -----------    -----------
Income (loss) from operations                          (82)          (394)           350           (295)
     Net interest expense (income)                      48            (55)           (33)          (355)
                                               -----------    -----------    -----------    -----------
Income (loss) before income taxes                     (130)          (339)           383             60
     Income tax expense (benefit)                      (51)          (132)           149             24
                                               -----------    -----------    -----------    -----------
Net income (loss)                              $       (79)   $      (207)   $       234    $        36
                                               ===========    ===========    ===========    ===========

Basic net income (loss) per share              $     (0.01)   $     (0.03)   $      0.03    $      0.00
                                               ===========    ===========    ===========    ===========

Weighted average shares outstanding              7,405,000      7,405,000      7,405,000      7,405,000
                                               ===========    ===========    ===========    ===========

Diluted net income (loss) per share            $     (0.01)   $     (0.03)   $      0.03    $      0.00
                                               ===========    ===========    ===========    ===========

Weighted average shares outstanding
     plus impact of stock options                7,405,000      7,524,000      7,405,000      7,553,000
                                               ===========    ===========    ===========    ===========



See accompanying notes to financial statements

                         A.C. MOORE ARTS & CRAFTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                    Nine months ended
                                                                      September 30,
                                                                  --------------------
                                                                    1999         1998
                                                                  --------    --------
Cash flows from operating activities:
Net Income                                                        $    234    $     36
Adjustments to reconcile net income to net cash
     (used in) operating activities:
     Depreciation and amortization                                   2,089       1,539
     Compensation expense related to stock options                     104         114
     Changes in assets and liabilities:
           Inventories                                              (8,549)    (17,818)
           Prepaid expenses and other current assets                   567        (227)
           Accounts payable and accrued expenses                      (456)      4,686
           Other long-term liabilities                                 299         314
           Other                                                       (23)        (77)
                                                                  --------    --------
Net cash (used in) operating activities                             (5,735)    (11,433)
                                                                  --------    --------

Cash flows (used in) investing activities: Capital expenditures     (4,007)     (4,624)
                                                                  --------    --------

Cash flows provided by (used in) financing activities:
     Repayment of bank overdraft                                    (2,523)       --
     Proceeds from line of credit                                      500       2,750
     Proceeds from redemption of marketable securities               3,894       4,004
     Investment in marketable securities                              --        (3,911)
     Repayment of capital leases                                      (261)       --
                                                                  --------    --------

Net cash provided by financing activities                            1,610       2,843
                                                                  --------    --------

Net (decrease) in cash                                              (8,132)    (13,214)

Cash and cash equivalents at beginning of period                     9,475      15,835
                                                                  --------    --------

Cash and cash equivalents at end of period                        $  1,343    $  2,621
                                                                  ========    ========


See accompanying notes to financial statements

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) Basis of Presentation

The consolidated financial statements included herein include the accounts of A.C. Moore Arts & Crafts, Inc. and its wholly owned subsidiaries (collectively the "Company"). The Company is a chain of 39 retail superstores selling arts and crafts merchandise. The stores are located in the mid-Atlantic and northeast regions of the United States.

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

(2) Management Estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported period and related disclosures. Significant estimates made as of and for the three and nine month periods ended September 30, 1999 and September 30, 1998 include provisions for shrinkage, capitalized buying, warehousing and distribution costs related to inventory and markdowns of merchandise inventories. Actual results could differ materially from those estimates.

(3) Earnings Per Share

The weighted average shares outstanding plus impact of stock options for the three and nine month periods ended September 30, 1999 excludes potentially dilutive shares as the result would be antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains certain forward-looking statements. These forward-looking statements do not constitute historical facts and involve risks and uncertainties. Actual results could differ materially from those referred to in the forward-looking statements due to a number of factors, including, but not limited to, the following: customer demand and trends in the arts and crafts industry, related inventory risks due to shifts in customer demand, the effect of economic conditions, the impact of competitors' locations or pricing, the availability of acceptable real estate locations for new stores, difficulties with respect to new information system technologies and the Company's ability to address the Year 2000 Issue, supply constraints or difficulties, the effectiveness of advertising strategies and the ability to meet capital needs. For additional information concerning factors that could cause actual results to differ materially from the information contained herein, reference is made to the information under the heading "Cautionary Statement Relating to Forward Looking Statements" in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales and the number of stores open at the end of each such period:




                                                              Three months ended             Nine months ended
                                                                 September 30,                  September 30,
                                                        -----------------------------   -----------------------------
                                                            1999            1998           1999             1998
                                                        -------------   -------------   ------------     ------------

Net sales                                                    100.0 %         100.0 %        100.0 %          100.0 %

Cost of sales                                                 63.5 %          63.4 %         63.5 %           63.3 %
                                                        -------------   -------------   ------------     ------------
Gross Margin                                                  36.5 %          36.6 %         36.5 %           36.7 %
Selling, general and administrative expenses                  36.1 %          35.9 %         36.1 %           35.5 %
Pre-opening expenses                                           0.6 %           1.6 %          0.2 %            1.4 %
                                                        -------------   -------------   ------------     ------------
Income (loss) from operations                                 (0.2)%          (0.9)%          0.2 %           (0.2)%
Net interest (income) expense                                  0.1 %          (0.1)%         (0.1)%           (0.3)%
                                                        -------------   -------------   ------------     ------------
Income (loss) before income taxes                             (0.3)%          (0.8)%          0.3 %            0.1 %
Income tax expense (benefit)                                  (0.1)%          (0.3)%          0.1 %            0.1 %
                                                        -------------   -------------   ------------     ------------
Net income (loss)                                             (0.2)%          (0.5)%          0.2 %            0.0 %
                                                        =============   =============   ============     ============



Number of stores open at end of period                        38              34

                                       7

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

        Net Sales. Net sales increased $8.5 million, or 20.3%, to $50.2 million in the three months ended September 30, 1999 from $41.8 million in the comparable 1998 period. This increase resulted from (i) net sales of $400,000 from the new superstore opened during the period, (ii) net sales of $4.7 million from superstores opened in 1998 not included in the comparable store base, and
(iii) a comparable store sales increase of $3.4 million, or 8%. Stores are added to the comparable store base at the beginning of the fourteenth full month of operation.

        Gross Margin. Cost of sales includes the cost of merchandise, plus certain distribution and purchasing costs. Cost of sales increased $5.4 million, or 20.4%, to $31.9 million in the three months ended September 30, 1999 from $26.5 million in the three months ended September 30, 1998. The gross margin increased $3.1 million, or 20.0%, to $18.3 million in the three months ended September 30, 1999 from $15.3 million in the three months ended September 30, 1998. The gross margin decreased to 36.5% of net sales in the three months ended September 30, 1999 from 36.6% in the three months ended September 30, 1998.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses include (a) direct store level expenses, including rent and related operating costs, payroll, advertising, depreciation and other direct costs, and (b) corporate level costs not directly associated with or allocable to cost of sales including executive salaries, accounting and finance, corporate information systems, office facilities and other corporate expenses. Selling, general and administrative expenses increased $3.1 million, or 20.8%, in the three months ended September 30, 1999 to $18.1 million from $15.0 million in the three months ended September 30, 1998. Of the increase, $2.1 million was attributable to the superstore opened in 1999 which was not open during 1998 and the superstores opened in 1998 not in the comparable store base. Of the remainder, $600,000 is due to increases in the comparable superstores and $400,000 is attributable to the increase in corporate costs to support the growth of the Company. As a percentage of sales, selling, general and administrative costs increased to 36.1% of net sales in the three months ended September 30, 1999 from 35.9% of net sales in the three months ended September 30, 1998. This increase is primarily due to the new stores, which, on average, have higher operating costs as a percent of sales than older stores.

        Pre-Opening Expense. The Company expenses store pre-opening expense as incurred. Pre-opening expense for the new superstore opened in the third quarter of 1999 and new superstores which are being prepared to open amounted to $281,000. In the third quarter of 1998, the Company opened four superstores and had pre-opening expense of $662,000.

        Net Interest (Income) Expense. In the third quarter of 1999 the Company had net interest expense of $48,000 compared with net interest income of $55,000 in 1998. The increase in cost is due to lower cash balances resulting from the use of cash to fund the new stores added in 1998 and 1999.

         Income Taxes. The Company's effective income tax rate was 39% for both the third quarters ended September 30, 1999 and September 30, 1998.

         Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

        Net Sales. Net sales increased $27.1 million, or 23.3%, to $143.8 million in the nine months ended September 30, 1999 from $116.7 million in the comparable 1998 period. This increase resulted from (i) net sales of $400,000 from new superstores opened during the period, (ii) net sales of $20.0 million from superstores opened in 1998 not included in the comparable store base, and
(iii) a comparable store sales increase of $6.7 million, or 6%.

        Gross Margin. Cost of sales increased $17.4 million, or 23.6%, to $91.3 million in the nine months ended September 30, 1999 from $73.9 million in the nine months ended September 30, 1998. The gross margin increased $9.7 million, or 22.7%, to $52.5 million in the nine months ended September 30, 1999 from $42.8 million in the nine months ended September 30, 1998. The gross margin decreased to 36.5% of net sales in the nine months ended September 30, 1999 from 36.7% in the nine months ended September 30, 1998.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $10.4 million, or 25.2%, in the nine months ended September 30, 1999 to $51.9 million from $41.5 million in the nine months ended September 30, 1998. Of the increase, $8.9 million was attributable to the superstore opened in 1999 which was not open during 1998 and the superstores opened in the nine months of 1998 not in the comparable store base. Of the remainder, $1.2 million is due to increases in the comparable superstores and $300,000 is attributable to the increase in corporate costs to support the growth of the Company. As a percentage of sales, selling, general and administrative costs increased to 36.1% of net sales in the nine months ended September 30, 1999 from 35.5% of net sales in the nine months ended September 30, 1998. This increase is primarily due to the new stores, which, on average, have higher operating costs as a percent of sales than older stores.

        Pre-Opening Expense. Pre-opening expense for the new superstore opened in the first nine months of 1999 and the superstores being prepared to open amounted to $281,000. In the first nine months of 1998, the Company opened nine superstores which had pre-opening expense of $1.6 million.

        Net Interest (Income). In the first nine months of 1999 the Company had net interest income of $33,000 compared with net interest income of $355,000 in 1998. The reduction is due to lower cash balances resulting from the use of cash to fund the new stores added in 1998 and 1999.

         Income Taxes. The Company's effective income tax rate was 39% for both the nine month periods ended September 30, 1999 and September 30, 1998.

Liquidity and Capital Resources.

        The Company's cash needs are primarily for working capital to support its inventory requirements and capital expenditures.

        At September 30, 1999 and December 31, 1998 the Company's working capital was $41.2 million and $42.7 million, respectively. Cash used in operations was $5.7 million for the nine months ended September 30, 1999 principally as a result of additions to inventory in the amount of $8.5 million for new stores and for the buildup of imported product for the fall and Christmas selling seasons.

        Net cash used in investing activities during the nine months ended September 30, 1999 was $4.0 million. In 1999, the Company expects to spend approximately $5.0 million on capital expenditures, which includes approximately $1.7 million for new store openings, $2.0 million for remodeling and systems in existing stores, and the remainder for warehouse equipment and systems development. There are no other material commitments for capital expenditures in the next 12 months other than for new store openings and the implementation of a new point of sale system.

        Net cash provided by financing activities includes $3.9 million from redemption of marketable securities. It also includes a $2.5 million repayment of book overdrafts. The overdrafts represented outstanding checks at certain banks in excess of funds on deposit at those banks. These accounts are maintained as zero balance accounts and are covered as required from funds available at other banks.

        On March 11, 1998 the Company entered into a new four year financing agreement with a bank which provides a $25 million revolving credit facility, $20 million of which is available immediately with the remainder available in 2000, provided the Company is in compliance with the agreement's covenants. A portion of the credit facility was used to finance the acquisition of equipment totaling $1.9 million through a series of five year capital leases. The current outstanding balance on these leases is $1.7 million.

        The Company believes the cash generated from operations and available borrowings under the financing agreement will be sufficient to finance its working capital and capital expenditure requirements for at least the next 12 months.

Year 2000

        The Company's computer systems operate on a PC-based local area network ("LAN"). Each superstore has personal computers linked to the main office LAN by modem. Management has evaluated the issues relating to the Year 2000 (Y2K) as it may affect (a) the Company's operating and financial systems and other systems such as its telephone system, and (b) future operating results, and has determined that as of September 30, 1999, the Company's mission critical hardware and software are compliant for Y2K with minimal exceptions. It is expected that during November, all systems will be brought to full compliance and in November and December the Company will complete final tests to ensure compliancy. The Company has determined the cost of addressing the Y2K issue is immaterial. The Company does not separately track internal direct costs associated with the utilization of its officers and employees in its Year 2000 readiness efforts. The Company has completed a second survey of all of its significant vendors and has ascertained that in most cases those vendors are already in compliance or have plans to be compliant by the middle of the fourth quarter. In instances where venders are not in compliance the Company has identified alternative sources of supply.

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

        None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

ITEM 5.  OTHER INFORMATION

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON 8-K

                  (a)      Exhibits:

                           27.1     Financial Data Schedule

                  (b) There were no reports on Form 8-K filed during the quarter ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         A.C. MOORE ARTS & CRAFTS, INC.


Date:  November 5, 1999                  By:  /s/ Leslie H. Gordon
                                              --------------------------------
                                              Executive Vice President and
                                                 Chief Financial Officer
                                                 (duly authorized officer and
                                                  principal financial officer)

                                  EXHIBIT INDEX


                  Exhibit

                  27.1     Financial Data Schedule