Form 10-K
period 1999-12-31
A C MOORE ARTS & CRAFTS INC
filed 2000-03-20
CIK 1042809

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999
                                       OR
           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                        Commission file number 000-23157

                         A.C. MOORE ARTS & CRAFTS, INC.
             (Exact name of registrant as specified in its charter)

                                  Pennsylvania                                                          23-3527763
         (State or other jurisdiction of incorporation or organization)                    (I.R.S. Employer Identification No.)

                      500 University Court, Blackwood, NJ                                                  08012
                    (Address of principal executive offices)                                            (Zip code)

       Registrant's telephone number, including area code: (856) 228-6700

        Securities registered pursuant to section 12(b) of the Act: None

           Securities registered pursuant to section 12(g) of the Act:
                           Common Stock, no par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 16, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $23,069,000 based on the closing price of the Registrant's common stock on such date, $6.94, as reported on the Nasdaq Stock Market.(1)

The number of shares of Common Stock outstanding as of March 16, 2000 was 7,405,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2000 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K.

----------------
         (1) The aggregate dollar amount of the voting stock set forth equals the number of shares of Common Stock outstanding, reduced by the number of shares of Common Stock held by executive officers, and directors and shareholders owning in excess of 10% of the registrant's Common Stock. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from this figure is an affiliate of the registrant or that any person whose holdings are included in this figure is not an affiliate of the registrant and any such admission is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

                                     PART I

ITEM 1. BUSINESS.

General

         A.C. Moore Arts & Crafts, Inc. ("the Company") is a leading operator of arts and crafts superstores that offer a vast assortment of traditional and contemporary arts, crafts and floral merchandise for a wide range of customers. The Company's business strategy is to provide the broadest and deepest selection of high quality merchandise at the lowest prices in an inviting, attractive superstore environment with superior customer service. The Company's objective is to become the leading arts and crafts retailer in each of its markets. The Company opened its first store in 1985 and since then has focused on developing and refining its retail concept. The Company became a holding company in July 1997 by incorporating in Pennsylvania and exchanging 4,300,000 shares of Common Stock for all the capital stock of its operating subsidiary which was organized in Delaware in 1984. As of December 31, 1999, the Company was operating 40 superstores in the mid-Atlantic and Northeast regions. The Company has signed leases at four locations in the Southeast region where it expects to begin operations in 2000.

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

         Entrepreneurial Culture. Since inception, the Company has strived to foster an ownership culture and merchandising creativity at all levels of the organization. This culture allows the Company to have numerous merchandising initiatives, which, if proven successful, can be implemented very quickly throughout the Company. For example, each store manager is empowered to purchase merchandise to meet the unique needs of the local customer base. Store managers and associate managers earn incentive bonuses based upon annual increases in store profitability, and in 1999, average compensation for store managers was $98,000. The Company believes its focus on empowering and rewarding its employees helps in recruiting, hiring and retaining talented personnel.

Growth Strategy

         The Company has developed an expansion plan to become the leading arts and crafts retailer in each of its markets and plans to open at least 24 superstores in 2000 and 2001. The Company has no current plans to expand through acquisitions, but may consider possible acquisitions in the future. The Company is targeting its expansion in both existing and new markets within an approximate 500-mile radius of the Company's southern New Jersey distribution center. This area contains more than 25% of the United States' population.

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

         In 1999, 1998 and 1997, floral and accessories accounted for approximately 28%, 27% and 27% of sales, respectively.

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

         In 1999, 1998 and 1997, traditional crafts accounted for approximately 29%, 30% and 28% of sales, respectively.

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

         In 1999, 1998 and 1997, art supplies and frames accounted for approximately 30%, 28% and 28% of sales, respectively.

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

         In 1999, 1998 and 1997, fashion crafts accounted for approximately 7%, 7% and 8% of sales, respectively.

         Seasonal Items

         Seasonal items include a wide range of merchandise used as decorations for all major holidays and seasons, including the two most popular holiday seasons, Christmas and Easter. Other holidays, such as Valentine's Day, St. Patrick's Day and Halloween also result in significant sales of seasonal merchandise.

         In 1999, 1998 and 1997, seasonal items accounted for approximately 7%, 8% and 9% of sales, respectively.

Purchasing

         The Company's purchasing programs are designed to support its business strategy of providing customers with the broadest and deepest selection of high quality arts and crafts merchandise at the lowest prices and maintaining high in-stock positions. In order to manage its inventory of approximately 65,000 SKUs, the Company has organized its product offerings into 26 merchandise categories. The Company's 21 person corporate buying staff develops corporate buying programs to establish the merchandise direction for the Company and creates "planograms" to provide store managers with detailed descriptions and illustrations of store layout and merchandise presentation. The Company's product offering at a superstore is often enhanced by merchandise purchased by that store's manager to meet the unique needs of the superstore's customer base. The Company monitors these purchases through vendor master file controls. In-store department managers are responsible for daily reordering of merchandise and are monitored by store managers. Ordering occurs frequently, and the Company seeks vendors who can deliver on a timely basis. Approximately 96% of merchandise orders are placed through the Company's Electronic Data Interchange ("EDI") system, which allows for the automated reordering of merchandise from most domestic vendors. Approximately 57% of orders are shipped directly from the vendor to the Company's superstores. The remaining 43%, over 35% of which are floral and seasonal items, are shipped from the Company's distribution center. An early morning stocking crew unpacks deliveries and stocks merchandise before the superstore opens.

         The Company purchases its inventory from more than 500 vendors world-wide. The largest 25 suppliers accounted for approximately 45% of the dollar volume of the Company's purchases in 1999, and the largest supplier, SBAR'S, Inc. ("SBAR'S") accounted for approximately 21% of the dollar volume of the Company's purchases in 1999. Approximately 11% of the Company's merchandise, primarily floral and seasonal items, is imported directly from foreign manufacturers or their agents, principally in the Far East. All of the Company's overseas purchases are denominated in dollars.

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

         The Company's buying operation led by an Executive Vice President is divided into two divisions. One division, headed by an Executive Vice President assisted by two buyers, handles merchandising for all floral and seasonal items. The other division, headed by a Senior Vice President assisted by seven buyers, is responsible for merchandising all other items, which comprised approximately 82% of net sales in 1999. Buyers and store management regularly attend trade shows and craft fairs to monitor industry trends and to obtain new craft ideas.

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

         The Company's Chief Operating Officer is responsible for store operations and is assisted by the Senior Vice President, Store Operations and five Vice Presidents. Each Vice President is responsible for seven to eight superstores. Each superstore employs up to approximately 60 full and part-time sales associates and is managed by a store manager, assisted by three associate store managers, each of whom is responsible for approximately one-third of a superstore's selling space. New superstores are opened by the Company's new store development team which consists of the Vice President, New Store Development, a set-up-crew, and staff from the human resources and planogram departments. The Company seeks to develop the management capabilities of its managers through both Company training programs and on-the-job training. In addition, store managers and associate store managers attend several Company-sponsored conferences each year to refine and develop their skills in merchandising, merchandise trends, store operations, finance, interviewing, performance appraisals and general management. Training sessions are also held for floral designers and classroom coordinators at various times during the year.

Distribution

         The Company's objective of maintaining high in-stock positions in all merchandise categories in all superstore locations is supported by its distribution system. Approximately 43% of the selling value of all merchandise is delivered to stores from the Company's distribution center, 21% is delivered by SBAR'S and the balance is drop-shipped by other vendors. Deliveries are made from the Company's distribution center two or three times per week, depending on superstore size, during eight months of the year and three to five times during the peak selling season of September through December. The Company maintains its own leased fleet of tractors and trailers. The Company has contracted with an outside carrier to deliver to superstores for which deliveries will require an overnight stay.

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

         The Company's 250,000 square foot distribution center and adjoining 10,000 square foot office complex in Blackwood, New Jersey is leased for a term which expires in October 2004 with an option to renew for six years. Approximately one-sixth of the distribution center is used for order picking, with the balance used for receiving and bulk stock storage. The distribution center was expanded to its current size in 1998.

         Management of the distribution process is accomplished through the use of a distribution center management system. The system includes the use of handheld computers to record all merchandise movement throughout the distribution center and to instantly update inventory records through the use of radio frequency communication. The Company believes that this system, which operates in a paperless environment, enables the Company to enhance the tracking of inventory in the distribution center, increases the efficiency of distribution center personnel and helps ensure the distribution center's ability to maintain high in-stock positions in each of the Company's superstores as the Company expands its superstore base.

Advertising and Promotion

         The Company creates its own advertising using photo art scanned into a Macintosh system supported by Pagemaker(R) software. The Company advertises 52 weeks per year, typically in midweek editions of local and/or regional newspapers. Approximately eight times per year the Company runs multi-page newspaper inserts in local and regional newspapers. In addition, prior to store openings, the Company uses radio advertisements to develop customer awareness and runs special pre-opening ads, normal advertising copy and/or grand opening inserts in newspapers. In 1999, the Company's net advertising expenditures were approximately 3% of net sales.

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

         The Company believes that teachers, who often purchase arts and crafts merchandise for in-school projects, are an important customer segment. To generate goodwill, the Company offers teachers who join its Teachers Program a 10% discount on all regularly and sale priced merchandise. Over 436,000 discount cards have been issued to teachers.

         The Company's "Crafty Kids Birthday Club" and "Teen Club" are intended to develop future crafters as customers. Members of these clubs receive a birthday card containing a $5.00 gift certificate each year through their fifteenth birthday. These clubs have over 375,000 members.

Management Information Systems

         The Company operates a high speed multi-platform local area network
(LAN) and a wide area network (WAN) which support the 10 servers and 200 workstations within its distribution center and corporate offices, and the 42 remote servers and 252 remote workstations located in the stores. In 1999 the Company successfully installed a voice over frame telecommunications system over their Virtual Private Network (VPN) that links their stores to their main office and distribution center. A VPN uses virtual connectivity to give all users the look and feel of a private network with the flexibility and economics of a public network. All voice and data transmissions are passed over this VPN.

         The LAN and WAN support the Company's corporate systems which include their accounting, merchandising and Radio Frequency (RF) warehouse management system. The Company's management information and control system has been designed to support the Company's key business objective of maintaining high in-stock merchandise positions in all of the Company's superstores. This internally developed system is based upon EDI with most of the Company's vendors as well as with its distribution center. Stores electronically transmit their orders over the VPN to the corporate office where data is electronically sorted, processed and transmitted to the appropriate vendor. Orders are also fed automatically into the accounts payable system. This system captures daily purchases by SKU. The information is then used to develop planograms and is integrated into reports for the buyers and store managers.

         In the fall of 1999 the Company undertook testing a new Point of Sale system (POS) in three of its superstores. This new POS system which includes merchandise UPC scanning at the registers along with the expansion of the Company's Radio Frequency System, will allow its stores to save or re-deploy manpower that had previously been used to mark each piece of merchandise. This system will also improve the speed of the check-out process at the registers, cut down the number of pricing errors, and provide greater control over register operations. With the POS data capturing capabilities, faster and more detailed sales and margin information will be made available. Based on the results of this test, the Company is currently installing this system in all new stores and retrofitting exiting stores. It is expected that all stores will be operating on this system by the beginning of the fourth quarter 2000.

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

Employees

         As of December 31, 1999, the Company had 1,113 full-time and 2,006 part-time employees, 2,885 of whom worked at superstores, 117 at the distribution center and 117 at the corporate offices. None of the Company's employees is covered by a collective bargaining agreement, and the Company considers its relationship with its employees to be good.

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

         Risks Associated With Expansion. The Company's strategy to increase its net sales and earnings will depend in large part on its ability to open new superstores and to operate them on a profitable basis. The Company opened three superstores in 1999 and anticipates opening 12 superstores in 2000 and at least 12 superstores in 2001, in both existing and new geographic markets. The opening of additional superstores in an existing market could result in lower net sales from the Company's existing superstores in that market. Opening superstores in new geographic markets may present competitive and merchandising challenges that are different from those currently faced by the Company in its existing geographic markets. The Company may incur higher costs related to advertising and distribution in connection with entering new markets. If the Company opens superstores that do not perform to the Company's expectations or if superstore openings are delayed, the Company's results of operations and financial condition could be materially adversely affected. The success of the Company's planned expansion will be dependent upon many factors, including the identification of suitable markets, the availability and leasing of suitable sites on acceptable terms, the availability of acceptable financing, the hiring, training and retention of qualified management and other store personnel and general economic conditions. The Company's expansion will place significant demands on the Company's management, resources, operations and existing information systems, and the Company must ensure the continuing adequacy of its financial controls, operating procedures and information systems. Also, the Company's continued growth will depend on its ability to increase sales in its existing superstores. The Company has experienced a decline in its comparable store sales growth rate in recent years. There can be no assurance that the Company will be successful in any of these areas, and, as a result, there can be no assurance that the Company will achieve its planned expansion or that new superstores will be effectively integrated into the Company's existing operations or will be profitable.

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

         Small Store Base. As of December 31, 1999 the Company operated a chain of only 40 superstores. The results achieved to date by the Company's relatively small store base may not be indicative of the results of the larger number of superstores which the Company intends to operate in existing or new markets. Because the Company's current and planned superstores are located in the mid-Atlantic, Northeast and Southeast regions, the effect on the Company of adverse events in these regions (such as weather or unfavorable regional economic conditions) may be greater than if the Company's superstores were more geographically dispersed. Furthermore, due to the Company's relatively small store base, one or more unsuccessful new superstores, or a decline in sales at an existing superstore, will have a more significant effect on the Company's results of operations than would be the case if the Company had a larger store base.

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

         Dependence on SBAR'S. SBAR'S is the Company's largest supplier of merchandise to the Company who accounted for approximately 21% of the dollar volume of the Company's purchases in 1999. The Company's future success is dependent upon its ability to maintain a continuing good relationship with SBAR'S and its other principal suppliers. The Company does not have any purchase agreements or exclusive arrangements with SBAR'S or any other vendors, and ordering of merchandise typically occurs through the issuance of individual purchase orders. The failure to maintain such relationships could have a materially adverse effect on the Company's results of operations, financial condition and planned store expansion.

         Risks Associated with Sourcing and Obtaining Merchandise from Foreign Sources. The Company in recent years has placed increased emphasis on obtaining floral and seasonal items from overseas vendors, with approximately 11% of all merchandise being purchased from overseas vendors in 1999. A change in the competitiveness of a particular country's exports, whether due to a change in trade regulations, currency fluctuations or other reasons is likely to increase the cost of items purchased by the Company overseas or make such items unavailable with a possible resulting materially adverse effect on the Company's results of operations and financial condition.

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

         Future Capital Needs. The Company currently intends to finance the opening of new superstores with cash flow from operations and borrowings. The Company plans to open 12 superstores in 2000 and at least 12 superstores in 2001. The Company expects that the average cash investment, including pre-opening expenses, required to open a superstore will be approximately $1,250,000. There can be no assurance that the actual cost of opening a superstore will not be significantly greater than that expected by the Company. The Company may be required to seek additional debt and/or equity financing in order to fund its continued expansion. There can be no assurance that such additional financing will be available on terms acceptable to the Company, if at all. In addition, the Company's ability to incur additional indebtedness or issue equity or debt securities could be limited by covenants in present and future loan agreements and debt instruments.

EXECUTIVE OFFICERS OF THE REGISTRANT

          The executive officers of the Company are currently as follows:

                  Name                      Age                           Position
                  ----                      ---                           ---------
John E. (Jack) Parker.................       58     President, Chief Executive Officer and Director

Rex A. Rambo..........................       58     Executive Vice President, Chief Operating Officer

Patricia A. Parker....................       57     Executive Vice President, Merchandising and Director

Leslie H. Gordon......................       56     Executive Vice President, Treasurer and Chief Financial
                                                         Officer

Dean C. Emmans........................       49     Executive Vice President, Merchandising and Marketing

Janet Parker-Vandenberg...............       37     Senior Vice President, Merchandising

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

         Mr. Gordon has been Executive Vice President, Treasurer and Chief Financial Officer of the Company since February 1999. From March 1996 to January 1999, Mr. Gordon served as Senior Vice President, Treasurer and Chief Financial Officer of the Company. From 1992 to 1995, Mr. Gordon was Senior Vice President, Finance of C & J Clark America, Inc., a shoe manufacturer, wholesaler and retailer. From 1986 to 1992, Mr. Gordon served as Senior Vice President, Finance of SILO, Inc., an electronics retailer.

         Mr. Emmans has been Executive Vice President, Merchandising and Marketing since September 1999. He was elected an executive officer on March 7, 2000. From 1998 to 1999 Mr. Emmans was Senior Vice President of Business Development for Hilco/Great American Group, a company which provided strategic financial services for retailers, distributors, manufacturers and lenders. From 1995 to 1998, Mr. Emmans served as President of Crafts & Stuff, a regional arts and crafts chain. From 1988 to 1994, Mr. Emmans was President and Chief Executive Officer of Northwest Fabrics & Crafts, Inc., a division of ConAgra which operated 110 retail stores selling crafts, textiles and home-sewing products.

         Ms. Parker-Vandenberg has been Senior Vice President, Merchandising of the Company since 1994. From 1990 to 1994, Ms. Parker-Vandenberg served as Vice President of Administration of the Company, and from 1985 to 1990, she was the Company's Accounting Manager. Ms. Parker-Vandenberg is the daughter of Jack and Patricia A. Parker.

ITEM 2.  PROPERTIES.

         As of March 15, 2000, the Company operated nine superstores in Pennsylvania, eight superstores in New York, seven superstores each in New Jersey and Massachusetts, three superstores in Maryland, two superstores each in Delaware and Connecticut, and one superstore in each of New Hampshire and Rhode Island, all of which are leased. In addition, the Company has eight superstores (four in North Carolina and one each in New Jersey, Pennsylvania and Maryland) under lease, all of which the Company plans to open in 2000. Most superstore leases have an average initial term of ten years, with three five-year renewal options, and provide for predetermined escalations in future minimum annual rent or additional rent contingent upon store sales levels. The pro rata portion of scheduled rent escalations has been included in other long-term liabilities in the Company's balance sheet.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          The Company's Common Stock is traded on the NASDAQ National Market under the symbol ACMR. The following table shows the quarterly range of high and low sales prices of the Common Stock for each quarterly period within the two most recent years:

             Quarter Ended                               High                                    Low
             -------------                               ----                                    ---
                 1999
               March 31                                $   6 1/2                              $   4 1/8
                June 30                                    6 7/8                                  4 1/2
             September 30                                  6 3/8                                  4 1/8
              December 31                                  6 1/8                                  4

                 1998
               March 31                                $  19 1/4                              $  10 1/2
                June 30                                   19 7/8                                 15 1/2
             September 30                                 16 3/4                                  4 7/8
              December 31                                 10 1/2                                  5

          As of March 16, 2000, there were approximately 93 stockholders of record.

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

ITEM 6.  SELECTED FINANCIAL DATA.

         The selected Financial data for the five years ended December 31, 1999 should be read in conjunction with the Company's consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

                                                                                Year Ended December 31,
                                                           (dollars in thousands, except per share and per square foot data)
                                                         ----------------------------------------------------------------------
                                                               1999           1998          1997          1996          1995
                                                               ----           ----          ----          ----          ----
STATEMENT OF INCOME DATA:
Net sales............................................         $222,998       $187,005      $138,056      $109,319     $100,106

Income from operations...............................            8,975          5,830         7,781         6,943        7,248

Net income...........................................            5,664          3,935         3,992         6,306        6,409

Net income per share, diluted........................             0.76           0.52          0.79          1.46         1.48

Pro forma net income(1)..............................               --             --         4,431         3,817        3,840

Pro forma diluted net income per share(1)............               --             --          0.87          0.88         0.89

Weighted average shares outstanding .................        7,405,000      7,517,000     5,078,000     4,326,000    4,326,000

BALANCE SHEET DATA:
Working capital......................................          $46,625        $42,721       $40,974       $20,597      $20,224

Total assets.........................................           90,617         82,357        66,067        37,799       34,571

Long-term debt, excluding current portion............            1,199          1,568             -        17,748       16,105

Shareholders' equity.................................           56,972         51,171        47,086         7,492        7,756

OTHER DATA:
Cash flows from operating activities.................           $9,808        $(4,445)       $1,452        $6,653       $4,190

EBITDA(2)............................................          $11,874         $8,032        $9,242        $8,088       $8,223

Stores open, end of year.............................               40             37            25            17           16

Comparable store sales increase......................               6%             3%            4%            5%           8%

Average sales per store..............................           $5,915         $6,329        $6,728        $6,586       $6,245

Sales per total square foot..........................            $ 271          $ 302         $ 326         $ 320        $ 303

Footnotes on following page.

---------------
(1) Prior to the Company's initial public offering completed on October 9, 1997, the Company elected to be taxed under the S Corporation provisions of the Internal Revenue Code. Under these provisions, the shareholders of the Company included their pro rata share of income or loss in their individual returns. The pro forma information has been computed as if the Company was subject to federal and all applicable state corporate income taxes for each year presented, assuming the tax rate that would have applied had the Company been taxed as a C Corporation

(2) EBITDA is calculated as income before income taxes plus interest, depreciation and amortization. EBITDA should not be considered as an alternative to net income, as an indicator of operating performance or as an alternative to cash flow as a measure of liquidity to service debt obligations and is not in accordance with or superior to generally accepted accounting principles, but provides additional information on the company's ability to incur and service debt.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion of the Company's historical results of operations and its liquidity and capital resources should be read in conjunction with the selected financial data and the consolidated financial statements of the Company and related notes thereto appearing elsewhere in this report.

Overview

         The Company is a rapidly growing operator of arts and crafts superstores that offers a vast assortment of traditional and contemporary arts and crafts merchandise for a wide range of customers.

         In 1995, the Company implemented a plan to build its infrastructure to position the Company for rapid future growth. By the end of 1996, the Company had recruited experienced senior retail executives in the areas of operations, merchandising and finance, made key additions in other areas such as buying, information systems, human resources and real estate, leased a new 130,000 square foot distribution center and office complex (expanded to 250,000 square feet in 1998), developed its automated ordering system to electronically link the Company with most vendors, and developed a real estate program to accommodate the Company's expansion plan. In 1996, the Company opened one new superstore. In 1997 and 1998, the Company continued the implementation of its expansion strategy by opening a total of 20 new superstores and achieved a sales growth in the existing store base of 3% in 1998 and 4% in 1997. Newer superstores, on average, do not generate the volume levels of older stores. As a result, average sales per store in 1998 of $6.3 million was lower than the average sales per store of $6.7 million in 1997, and sales per square foot of $302 in 1998 was lower than sales per square foot of $326 in 1997.

         In 1998, the Company did not meet its sales and profit objectives and as a result made the decision to slow down its store expansion so that it could concentrate on improving the operations and profits of its existing stores. In 1999, the Company opened three new superstores, improved its departmental plan-o-grams and also improved its internal communications between various components of its organization. In 1999, the sales growth in existing stores was 6%. Average sales per store and sales per square foot continued to decline in 1999 to $5.9 million and $271, respectively, from the previous year due to the factors cited above.

         With the changes made by the Company in 1999, the Company has re-established its aggressive opening schedule and plans to open at least 24 new superstores in 2000 and 2001, all within 500 miles of its southern New Jersey distribution center. This area contains more than 25% of the United States' population.

         The Company successfully completed an initial public offering on October 9, 1997 by issuing 3,105,000 shares of common stock including shares issued upon the exercise of an underwriters' option and received $42.6 million in net proceeds. The Company retired all outstanding bank debt and shareholder loans totaling $28.0 million with the proceeds.


Results of Operations

         The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales:

                                                                           Year Ended December 31,
                                                          ----------------------------------------------------------
                                                                1999                 1998                1997
                                                          -----------------     ---------------     ----------------
Net sales............................................           100.0%              100.0%              100.0%
Cost of sales........................................            64.2                63.5                62.9
                                                                -----               -----               -----
Gross margin.........................................            35.8                36.5                37.1
Selling, general and administrative expenses.........            31.5                32.2                30.4
Store pre-opening expenses...........................              .3                 1.2                 1.1
                                                                -----               -----               -----
Income from operations...............................             4.0                 3.1                 5.6
Interest (income) expense, net.......................            (0.0)               (0.2)                0.3
                                                                -----               -----               -----
Income before income taxes...........................             4.0                 3.3                 5.3
Provision for income taxes...........................             1.5                 1.2                 2.4
                                                                -----               -----               -----
Net income...........................................             2.5%                2.1%                2.9%
                                                                =====               =====               =====
Pro forma income tax provision.......................            ---                 ---                  2.1
                                                                -----               -----               -----
Pro forma net income.................................            ---                 ---                  3.2%
                                                                =====               =====               =====

1999 Compared to 1998

         Net Sales. Net sales increased $36.0 million, or 19.2%, to $223.0 million from $187.0 million in 1998. This increase resulted from (i) net sales of $4.1 million from three new superstores opened during the period, (ii) net sales of $21.1 million from superstores opened in 1998 not included in the comparable store base, and (iii) a comparable store sales increase of $10.8 million, or 6%. Stores are added to the comparable store base at the beginning of the fourteenth full month of operation.

         Gross Margin. Cost of sales includes the cost of merchandise, plus certain distribution and purchasing costs. Cost of sales increased $24.4 million, or 20.5%, to $143.1 million in 1999 from $118.7 million in 1998. The gross margin increased $11.6 million, or 17.1%, to $79.9 million in 1999 from $68.3 million in 1998. The gross margin decreased to 35.8% of net sales in 1999 from 36.5% in 1998 mainly due to competitive discounting in the marketplace.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses include (a) direct store level expenses, including rent and related operating costs, payroll, advertising, depreciation and other direct costs, and (b) corporate level costs not directly associated with or allocable to cost of sales including executive salaries, accounting and finance, corporate information systems, office facilities and other corporate expenses. Selling, general and administrative expenses increased $10.1 million, or 16.8%, in 1999 to $70.3 million from $60.2 million in 1998. Of the increase, $9.8 million was attributable to the three superstores open during 1999 which were not open during 1998 and the superstores opened in 1998 not in the comparable store base. The remainder of the increase is attributable to $200,000 in operating expenses in the comparable superstores and $100,000 in corporate costs. As a percentage of sales, selling, general and administrative costs decreased to 31.5% of net sales in 1999 from 32.2% of net sales in 1998. This decrease is primarily due to leveraging of corporate general and administrative expenses.

         Store pre-Opening Expenses. The Company expenses store pre-opening costs as incurred. Pre-opening expenses for the three new superstores opened in 1999 amounted to $609,000. In 1998, the Company opened 12 superstores and had pre-opening expenses of $2.2 million.

         Interest Expense. Interest expense was $172,000 for 1999, an increase of $106,000 from 1998. This increase was the result of greater short-term bank borrowings as compared with 1998.

         Interest Income. Interest income was $211,000 in 1999, a decrease of $260,000 from 1998. The decrease was due to lower cash investments as monies received from the sale of common shares in 1997 have been used to fund the Company's growth.

         Income Taxes. For 1999, the effective tax rate was 37.2%, .3% greater than the effective rate in 1998.

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

         Gross Margin. Cost of sales increased $31.9 million, or 36.7%, to $118.7 million in 1998 from $86.8 million in 1997. The gross margin increased $17.1 million, or 33.3%, to $68.3 million in 1998 from $51.2 million in 1997. The gross margin decreased to 36.5% of net sales in 1998 from 37.1% in 1997 mainly due to competitive discounting in the marketplace.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $18.2 million, or 43.5%, in 1998 to $60.2 million from $42.0 million in 1997. Of the increase, $15.6 million was attributable to the 12 superstores open during 1998 which were not open during 1997 and the superstores opened in 1997 not in the comparable store base. The remainder of the increase is attributable to $1.2 million in operating expenses in the comparable superstores and $1.4 million in corporate costs, principally from the addition of corporate staff and infrastructure to support the growth of the Company. As a percentage of sales, selling, general and administrative costs increased to 32.2% of net sales in 1998 from 30.4% of net sales in 1997. This increase is primarily due to the new stores, which, on average, have higher operating costs as a percent of sales than older stores.

         Store pre-Opening Expenses. Pre-opening expenses for the 12 new superstores opened in 1998 amounted to $2.2 million. In 1997, the Company opened eight superstores and had pre-opening expenses of $1.5 million.

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

         Income Taxes. For 1998, the effective tax rate was 36.9%, 2.8% lower than the pro forma effective tax rate of 39.7% in 1997. The reduction is due to the organizational structures established effective with the sale of common shares in October 1997 and in effect for the entire 1998 period.

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

         Set forth below is certain summary information with respect to the Company's operations for the most recent eight fiscal quarters:

                                                           First          Second           Third            Fourth
                                                          Quarter         Quarter         Quarter          Quarter
                                                        ------------    ------------    ------------     -------------
                                                                   (in thousands except per share amounts)
Year ended December 31, 1999
      Net sales....................................       $48,136        $45,460         $50,245            $79,157
      Income (loss) from operations................           700           (268)            (82)             8,625
      Income (loss) before income taxes............           771           (258)           (130)             8,631
      Net income (loss)............................           470           (157)            (79)             5,430
      Net income (loss) per share, diluted.........          0.06          (0.02)          (0.01)               .73
      Weighted average shares outstanding..........         7,405          7,405           7,405              7,405

Year ended December 31, 1998
      Net sales....................................       $38,219        $36,691         $41,783            $70,312
      Income (loss) from operations................           469           (370)           (394)             6,125
      Income (loss) before income taxes............           666           (267)           (339)             6,175
      Net income (loss)............................           406           (163)           (207)             3,899
      Net income (loss) per share, diluted.........          0.05          (0.02)          (0.03)               .53
      Weighted average shares outstanding..........         7,566          7,602           7,405              7,405

Liquidity and Capital Resources

         The Company's cash needs are primarily for working capital to support its inventory requirements and capital expenditures, pre-opening expenses and beginning inventory for new superstores.

         At December 31, 1999 and 1998, the Company's working capital was $46.6 million and $42.7 million, respectively. During 1999 cash of $9.8 million was generated by operations and in 1998 cash of $4.4 million was used in operations. In 1999 and 1998, $4.9 million and $17.4 million of cash, respectively, was used to increase inventory levels to support both new and existing stores. In these periods, part of the inventory increase was financed through increases in accounts payable of $2.6 million and $6.7 million, respectively.

         Net cash used in investing activities during 1999 and 1998 was $1.7 million and $4.6 million, respectively. This use of cash was attributed to capital expenditures of $5.5 million in 1999 and $4.7 million in 1998. In 1999 capital expenditures included $2.5 million for new store openings and for major renovations in existing stores and $2.0 million relating to point of sale and other systems development. In 1998 capital expenditures related principally to new store openings and the expansion of the distribution center. In 1998, the Company received the proceeds of $3.9 million of marketable securities. In 2000, the Company expects to spend approximately $9.0 million on capital expenditures, which includes approximately $5.4 million for new store openings, $2.6 million for remodeling and systems in existing stores, and the remainder for warehouse equipment and systems development.

         On March 11, 1998, the Company entered into a four year financing agreement with a bank which provides a $25 million revolving credit facility, $20 million of which is currently available with the remainder available in July 2000 providing the Company is in compliance with the agreement's covenants. In 1998, the Company utilized a portion of the credit facility to finance the acquisition of various equipment purchases through a series of five year capital leases.

         In October 1997, the Company completed an initial public offering of 3,105,000 shares of its common stock, including shares issued upon exercise of an underwriters' overallotment option in November 1997. Net proceeds to the Company, after deducting underwriting commissions and discounts and expenses, was $42.6 million. Approximately $28.0 million of the proceeds were used to retire long-term debt, borrowings under the line of credit and the loans from shareholders.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                         A.C. MOORE ARTS & CRAFTS, INC.

                                                                           Page
                                                                           ----
Report of Independent Accountants.........................................  29

Consolidated Balance Sheets at December 31, 1999 and 1998.................  30

Consolidated Statements of Income for each of the three years in the period ended December 31, 1999............................  31

Statements of Changes in Shareholders' Equity for each of the three years in the period ended December 31, 1999................  32

Consolidated Statements of Cash Flows for each of the three
         years in the period ended December 31, 1999......................  33

Notes to Consolidated Financial Statements................................  34

                        Report of Independent Accountants


To the Board of Directors and Shareholders of A.C. Moore Arts & Crafts, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of A.C. Moore Arts & Crafts, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
February 24, 2000

                         A.C. MOORE ARTS & CRAFTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                                               December 31,
                                                                                     --------------------------------
                                                                                         1999                1998
                                                                                     -------------        -----------
                                      ASSETS
Current assets:
     Cash and cash equivalents..................................................         $  14,553          $   9,475
     Marketable securities......................................................                 -              3,894
     Accounts receivable........................................................               491                869
     Inventories................................................................            59,327             54,379
     Prepaid expenses and other current assets..................................               903              1,080
                                                                                         ---------          ---------
                                                                                            75,274             69,697
Property and equipment, net.....................................................            14,711             12,059
Other assets....................................................................               632                601
                                                                                         ---------          ---------
                                                                                         $  90,617          $  82,357
                                                                                         =========          =========
                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of capitalized leases......................................         $     369          $     350
     Accounts payable to trade and others.......................................            20,224             20,176
     Accrued payroll and payroll taxes..........................................             3,019              2,888
     Accrued expenses...........................................................             3,005              3,321
     Income taxes payable.......................................................             2,032                241
                                                                                         ---------          ---------
                                                                                            28,649             26,976
                                                                                         ---------          ---------
Long-term liabilities:
     Capital leases.............................................................             1,199              1,568
     Deferred income taxes......................................................             1,720                981
     Other long-term liabilities................................................             2,077              1,661
                                                                                         ---------          ---------
                                                                                             4,996              4,210
                                                                                         ---------          ---------
                                                                                            33,645             31,186
                                                                                         ---------          ---------
Commitments and contingencies

Shareholders' equity:
     Preferred stock, no par value, 5,000,000 shares
     authorized, none issued....................................................                 -                  -
     Common stock, no par value, 20,000,000 shares
     authorized, 7,405,000 shares issued and
     outstanding at December 31, 1999 and 1998..................................            43,116             42,979
     Retained earnings..........................................................            13,856              8,192
                                                                                         ---------          ---------
                                                                                            56,972             51,171
                                                                                         ---------          ---------
                                                                                         $  90,617          $  82,357
                                                                                         =========          =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         A.C. MOORE ARTS & CRAFTS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in thousands except per share data)

                                                                                Year Ended December 31,
                                                                 ------------------------------------------------------
                                                                   1999                   1998                   1997
                                                                 --------               --------               --------
Net sales............................................            $222,998               $187,005               $138,056
Cost of sales (including buying and
   distribution costs)...............................             143,078                118,727                 86,827
                                                                 --------               --------               --------
Gross margin.........................................              79,920                 68,278                 51,229
Selling, general and administrative expenses.........              70,336                 60,214                 41,971
Store pre-opening expenses...........................                 609                  2,234                  1,477
                                                                 --------               --------               --------
Income from operations...............................               8,975                  5,830                  7,781
   Interest expense..................................                 172                     66                    631
   Interest income...................................                (211)                  (471)                  (202)
                                                                 --------               --------               --------
Income before income taxes...........................               9,014                  6,235                  7,352
   Provision for income taxes........................               3,350                  2,300                  3,360
                                                                 --------               --------               --------
Net income...........................................            $  5,664               $  3,935               $  3,992
                                                                 ========               ========               ========

Basic net income per share...........................               $0.76                  $0.53                  $0.80
                                                                 ========               ========               ========

Weighted average shares outstanding..................           7,405,000              7,405,000              4,982,000

Diluted net income per share.........................               $0.76                  $0.52                  $0.79
                                                                 ========               ========               ========
Weighted average shares outstanding
   plus impact of stock options......................           7,405,000              7,517,000              5,078,000
Pro forma income and per share data (unaudited) (Note 6):
Income before income taxes, as reported..............                  --                     --                 $7,352
   Pro forma income tax provision....................                  --                     --                  2,921
                                                                 --------               --------               --------
Pro forma net income.................................                  --                     --                 $4,431
                                                                 ========               ========               ========
Pro forma basic net income per share.................                  --                     --                  $0.89
                                                                 ========               ========               ========
Pro forma diluted net income per share...............                  --                     --                  $0.87
                                                                 ========               ========               ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          A.C. MOORE ARTS & CRAFTS INC.
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (dollars in thousands)

                                                                   Common              Retained
                                                Shares              Stock              Earnings             Total
                                            --------------     ----------------    -----------------    -------------
Balance, December 31, 1996..............      4,300,000          $    200             $ 7,292             $  7,492
Net income..............................             --                --               3,992                3,992
Distributions to shareholders...........             --                --              (7,027)              (7,027)
Proceeds from sale of common stock            3,105,000            42,590                  --               42,590
Compensation expense related to
         stock options..................             --                39                  --                   39
                                              ---------          --------             -------             --------
Balance, December 31, 1997..............      7,405,000            42,829               4,257               47,086
Net income .............................             --                --               3,935                3,935
Compensation expense related to
         stock options..................             --               150                  --                  150
                                              ---------          --------             -------             --------
Balance, December 31, 1998..............      7,405,000          $ 42,979             $ 8,192             $ 51,171
Net income .............................             --                --               5,664                5,664
Compensation expense related to
         stock options..................             --               137                  --                  137
                                              ---------          --------             -------             --------
Balance, December 31, 1999..............      7,405,000          $ 43,116             $13,856             $ 56,972
                                              =========          ========             =======             ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         A.C. MOORE ARTS & CRAFTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                    Year Ended December 31,
                                                                         ------------------------------------------
                                                                            1999              1998           1997
                                                                           ------            ------         ------
Cash flows from operating activities:
Net income                                                               $  5,664           $ 3,935        $  3,992
Adjustments to reconcile net income to net cash provided by
         (used in) operating activities:
         Depreciation and amortization............................          2,899             2,202           1,461
         Compensation expense related to stock options............            137               150              39
         Provision for deferred income taxes......................            739               151             830
         Changes in assets and liabilities:
               Accounts receivable................................            378              (738)             31
               Inventories........................................         (4,948)          (17,357)        (11,767)
               Prepaid expenses and other current assets                      177              (177)           (542)
               Accounts payable, accrued payroll and payroll                2,582             6,745           7,166
                   taxes and accrued expenses.....................
               Income taxes payable...............................          1,791               241              --
               Other long-term liabilities........................            416               431             283
               Other..............................................            (27)              (28)            (41)
                                                                         --------           -------        --------
Net cash provided by (used in) operating activities...............          9,808            (4,445)          1,452
                                                                         --------           -------        --------
Cash flows from investing activities:
         Capital expenditures.....................................         (5,526)           (4,682)         (4,002)
         Proceeds from maturity of marketable securities..........          3,865             4,004              --
         Investment in marketable securities......................             --            (3,950)         (4,004)
                                                                         --------           -------        --------
Net cash (used in) investing activities...........................         (1,661)           (4,628)         (8,006)
                                                                         --------           -------        --------
Cash flows from financing activities:
         Proceeds from issuance of common stock...................             --                --          42,590
         Proceeds from bank overdraft.............................             --             2,719              --
         Repayment of bank overdraft..............................         (2,719)               --              --
         Proceeds from short-term debt............................          9,500             3,606              --
         Repayment of short-term debt.............................         (9,500)           (3,606)             --
         Proceeds from shareholders' loans........................             --                 --          3,705
         Repayment of shareholders' loans.........................             --                 --        (14,800)
         Repayment of capital leases..............................           (350)               (6)         (8,510)
         Distributions to shareholders............................             --                --          (7,027)
                                                                         --------           -------        --------
Net cash provided by (used in) financing activities...............         (3,069)            2,713          15,958
                                                                         --------           -------        --------
Net increase (decrease) in cash and cash equivalents..............          5,078            (6,360)          9,404
Cash and cash equivalents at beginning of year....................          9,475            15,835           6,431
                                                                         --------           -------        --------
Cash and cash equivalents at end of year..........................       $ 14,553           $ 9,475        $ 15,835
                                                                         ========           =======        ========
Supplemental cash flow information:
Cash paid during the year for:
         Interest.................................................       $    171           $    68        $    679
                                                                         ========           =======        ========
         Income taxes.............................................       $    701           $ 2,180        $  2,707
                                                                         ========           =======        ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         A.C. MOORE ARTS & CRAFTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Summary of Significant Accounting Policies

Organization and basis of presentation. A.C. Moore Arts & Crafts, Inc. became a holding company in July 1997 by incorporating in Pennsylvania and exchanging its common stock for all of the capital stock of A.C. Moore Inc. held by its shareholders. The consolidated financial statements include the accounts of A.C. Moore Arts & Crafts, Inc. and its wholly owned subsidiaries (collectively the "Company"). All intercompany accounts and transactions have been eliminated. As of December 31, 1999, the Company operated a 40-store chain of retail arts and crafts stores in the mid-Atlantic and northeast regions of the United States.

Cash and cash equivalents. Cash and cash equivalents are stated at cost, which approximates market value. Cash equivalents include only securities having an original maturity of three months or less.

Marketable securities. The Company's investments, consisting of corporate debt securities, are classified as available-for-sale and are recorded at cost which approximates fair market value. Fair market value is based upon quoted market prices on the last day of the year. These securities matured in June 1999.

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

Advertising costs. The costs incurred for advertising are expensed the first time the advertising takes place and are offset by reimbursements received under cooperative advertising programs with certain vendors. Net advertising expense during 1999, 1998 and 1997 was $6,305,000, $5,748,000 and $4,083,000,
respectively.

Fair value of investments. The carrying amounts of cash, cash equivalents and marketable securities, accounts receivable, other current assets, accounts payable, accrued expenses and other liabilities approximate fair value because of the short maturity of these instruments. The carrying amount of capital lease obligations approximate fair value, as the interest rates on the obligations approximate rates currently available to the Company for obligations with similar terms and remaining maturities.

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

2. Earnings Per Share

The following is a reconciliation of the denominators of the basic and diluted earnings per share computations:

                                                        Year Ended December 31,
                                         -----------------------------------------------------
                                            1999                 1998                1997
                                         ------------        -------------       -------------
                                                            (in thousands)
Basic...............................           7,405                7,405               4,982
Effect of dilutive options..........             --                   112                  96
                                         -----------         ------------        ------------
Diluted.............................           7,405                7,517               5,078
                                         ===========         ============        ============

3. Accounts Payable to Trade and Others

         At December 31, 1998 accounts payable to trade and others includes $2,719,000 of book overdrafts which represents outstanding checks at certain banks in excess of funds on deposit at those banks. These accounts are maintained as zero balance accounts and are covered as required from funds available at other banks.

4. Property and Equipment

Property and equipment consists of:

                                                                          December 31,
                                                                 ------------------------------
                                                                    1999               1998
                                                                 -----------        -----------
                                                                        (in thousands)
Furniture, fixtures and equipment........................         $20,865            $16,531
Leasehold improvements...................................             599                931
Equipment for future stores..............................             897                 39
Capital leases...........................................           1,924              1,924
                                                                  -------            -------
                                                                   24,285             19,425
Less:  Accumulated depreciation and amortization.........           9,574              7,366
                                                                  -------            -------
                                                                  $14,711            $12,059
                                                                  =======            =======

5. Financing Agreement

The Company has a financing agreement through April 1, 2002 with a bank which provides a $25,000,000 revolving credit facility, $20,000,000 of which is available immediately, the additional $5,000,000 is available on July 1, 2000 providing the Company is in compliance with the leverage and debt service ratios contained in the agreement. The agreement is collateralized by all of the Company's assets and bears elective interest rates which vary based upon the bank's prime rate or LIBOR. Available amounts under this facility are reduced by amounts outstanding under capital lease obligations with the bank. There were no amounts outstanding at December 31, 1999 or 1998 under the revolving line of credit.

6. Income Taxes and Pro Forma Income Taxes

Prior to the Company's initial public offering completed on October 9, 1997, the Company elected to be taxed under the S Corporation provisions of the Internal Revenue Code. Under these provisions, the shareholders of the Company included their pro rata share of income or loss in their individual federal and state tax returns. A portion of the distributions to shareholders was related to their individual income tax liabilities resulting from S Corporation taxable earnings. The Company's earnings subsequent to conversion to C Corporation status reflect all applicable income taxes.

The Company utilizes the liability method of accounting for income taxes. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Effective with the termination of its S Corporation status the Company recognized deferred income taxes of $659,000 for cumulative temporary differences between income for financial and tax reporting purposes. As of December 31, 1999 and 1998, the deferred tax liability of $1,720,000 and $981,000, respectively comprised principally temporary differences related to depreciation.

For the year ended December 31, 1997, pro forma taxes have been computed as if the Company was subject to all applicable federal and state income taxes, assuming the tax rate that would have applied had the Company been taxed as a C Corporation.

A reconciliation of income tax expense at the federal income tax rate to the income tax provision is as follows:

                                                                           Year Ended December 31,
                                                                 ---------------------------------------------
                                                                   1999              1998             1997
                                                                 ----------        ----------       ----------
                                                                                (in thousands)
    U.S. federal taxes at statutory rate.................         $3,065            $2,120          $2,500
    State and local taxes, net...........................            193                32             355
    Effect of S Corporation taxable earnings.............         --                --                (212)
    Recognition of cumulative deferred income tax........         --                --                 659
    Non-deductible stock option expense..................             47                51              13
    Other................................................             45                97              45
                                                                  ------            ------          ------
    Income tax provision.................................         $3,350            $2,300          $3,360
                                                                  =======           ======          ======

The income tax provision consists of the following:

                                                                             Year Ended December 31,
                                                                   --------------------------------------------
                                                                      1999              1998           1997
                                                                   -----------       -----------     ----------
              Current tax expense:
                   Federal  .....................................    $2,566            $2,139         $2,035
                   State    .....................................        45                10            495
                                                                     ------            ------         ------
                       Total current.............................     2,611             2,149          2,530
                                                                     ------            ------         ------

              Deferred tax expense:
                   Federal - current year........................       526               112            128

                   Federal - prior years.........................    --                                  659
                                                                                       --
                   State    .....................................       213                39             43
                                                                     ------            ------         ------
                       Total deferred............................       739               151            830
                                                                     ------            ------         ------
                       Total income tax provision................    $3,350            $2,300         $3,360
                                                                     ======            ======         ======

7. Shareholders' Equity

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

At December 31, 1999, under the Company's Employee, Director and Consultant Stock Option Plan (the "1997 Plan"), the Company may grant up to 1,000,000 shares of common stock. Stock options expire ten years from the date of grant and vest ratably over a three year period. Shares available for future grants amounted to 334,700 at December 31, 1999 and 493,000 at December 31, 1998.

For 1999, 1998 and 1997, the Company's stock option activity is summarized below:

                                          1999                          1998                          1997
                                --------------------------    -------------------------     -------------------------
                                               Weighted                     Weighted                      Weighted
                                               Average                      Average                       Average
                                               Exercise                     Exercise                      Exercise
                                 Options       Price           Options      Price            Options      Price
                                ----------     -----------    ----------    -----------     ----------    -----------
Outstanding at beginning
     of year                      507,000        $ 10.80       386,500        $  9.00            -0-
Granted                           203,900           5.62       152,150          15.21        444,500        $ 9.00
Forfeited                          45,600           9.59        31,650           9.94         58,000          9.00
                                  -------        -------       -------        -------        -------        ------
Outstanding at end of year        665,300        $  9.31       507,000        $ 10.80        386,500        $ 9.00
                                  =======        =======       =======        =======        =======        ======
Exercisable at end of year        279,385        $ 10.00       119,833        $  9.00            -0-
                                  =======        =======       =======        =======        =======

Exercise prices for options outstanding as of December 31, 1999 ranged from $4.75 to $15.375. The weighted average remaining contractual life of the options is 8.3 years.

Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant date for awards under those plans, consistent with the requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," net income and earnings per share would have been reduced to the following pro-forma amounts:

                                                           1999               1998                1997
                                                     ---------------    ---------------     ----------------
Net income                 -- As reported               $ 5,664,000        $ 3,935,000          $ 3,992,000
                           -- Pro forma                   4,962,000          3,341,000            3,864,000

Basic earnings per share   -- As reported               $       .76        $       .53          $       .80
                           -- Pro forma                         .67                .45                  .78

Diluted earnings per share -- As reported               $       .76        $       .52          $       .79
                           -- Pro forma                         .67                .45                  .76

The pro forma results may not be representative of the effects on reported operations for future years. The fair value of the options was calculated using a Black-Scholes options pricing model with the following weighted-average assumptions: risk-free interest rate of 5.7% for 1999, 5.1% for 1998 and 6.4% for 1997; no dividend yield; and a weighted average expected life of the options of seven years. In accordance with the provisions of SFAS No. 123, for 1997 no expected volatility was utilized in determining fair value, as the options were granted prior to the Company becoming a public entity. For both 1999 and 1998 the expected stock price volatility was 54.6%.

Effective September 15, 1997, options to purchase 444,500 shares of common stock were granted under the 1997 Plan at an exercise price per share of $9.00 with an exercise term of ten years. The estimated fair value of the shares on the measurement date was $10.20. The related compensation expense is being amortized ratably over the three year vesting period. At December 31, 1999 and 1998, unearned compensation included in stockholders' equity was $102,000 and $329,000, respectively.

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

8. Retirement Plan

In January 1999 the Company established a 401(k) savings plan (the "401(k) Plan") for eligible team members. Participation in the 401(k) Plan is voluntary and available to any team member who is 21 years of age and has completed 1000 hours of service in a twelve-month eligibility period. Participants may elect to contribute up to 20% of their compensation. In accordance with the provisions of the 401(k) Plan, the Company makes a matching contribution to the account of each participant in an amount equal to 25% of the first 6% of eligible compensation contributed by each participant with a maximum match of $1,500. The Company's matching contribution expense for 1999 was $168,000.

9. Commitments and Contingencies

Commitments

The Company leases its retail stores, administrative offices and warehouse facilities under noncancelable operating leases. The lease for the administrative offices and distribution center has an initial lease term of six years with a six-year renewal option. Most store leases have an average initial term of ten years, with three five year renewal options, and provide for predetermined escalations in future minimum annual rent or additional rent contingent upon store sales levels. The pro rata portion of scheduled rent escalations has been included in other long-term liabilities in the accompanying balance sheet. For the years 1999 and 1998 the amount of accrued rent expense recognized over the amount paid were $416,000 and $431,000, respectively and has been included in other long-term liabilities in the accompanying consolidated balance sheet.

         Rent expense under operating leases consists of:

                                                                       Year Ended December 31,
                                                                       -----------------------
                                                                1999              1998             1997
                                                                -----             ----             ----
                                                                             (in thousands)
Minimum rentals.........................................      $10,846            $8,218          $6,444
Contingent payments....................................           146               188             232
                                                              -------            ------          ------
                                                              $11,992            $8,406          $6,676
                                                              =======            ======          ======

In 1999, the Company entered into eight leases for stores to open in 2000.

Future minimum lease payments (including those for unopened stores) as of December 31, 1999 for non-cancelable operating leases with terms in excess of one year are as follows (in thousands):

                  2000.......................................     $12,609
                  2001.......................................      13,655
                  2002.......................................      12,670
                  2003.......................................      11,874
                  2004.......................................      10,913
                  Thereafter.................................      64,287
                                                                 --------
                     Total minimum future rentals............    $126,008
                                                                 ========

Financing activities not affecting cash during 1998 included capital lease obligations incurred in connection with equipment purchases of $1,924,000. These leases require payments of principal and interest of $443,000 per year through 2003. Interest rates under these leases approximate 6.4%.

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

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information concerning the directors of the Company is set forth in the Proxy Statement to be delivered to shareholders in connection with the Company's 2000 Annual Meeting of Shareholders (the "Proxy Statement") under the heading "Election of Directors," which information is incorporated herein by reference. The name, age and position of each executive officer of the Company is set forth under the heading "Executive Officers of the Registrant" in Item 1 of this report, which information is incorporated herein by reference.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a) The following documents are filed as part of this Annual Report on Form 10-K:

                  (1)      Financial Statements:

                           Report of Independent Accountants

                           Consolidated Balance Sheets at December 31, 1999 and
                                    1998

                           Consolidated Statements of Income for each of the
                                    three years in the period ended December
                                    31, 1999

                           Statements of Changes in Shareholders' Equity for
                                    each of the three years in the period ended
                                    December 31, 1999

                           Consolidated Statements of Cash Flows for each of the
                                    three years in the period ended December 31,
                                    1999

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

     (c)  Exhibits:

Exhibit Number Description
-------------- -----------
     *3.1      Articles of Incorporation

     *3.2      Bylaws

   *+10.1      1997 Employee, Director and Consultant Stock Option Plan

   *+10.2      Form of Stock Option Award Agreement

   **10.3 Loan Agreement, dated March 11, 1998, between the Company and KeyBank National Association

   *+10.4      Correspondence reflecting option granted to Richard Lesser

    *10.5 Tax Indemnification Agreement, dated July 22, 1997, among the Company, John E. Parker and William Kaplan

    *10.6 Lease, dated August 14, 1995, between Freeport 130 LLC and A.C. Moore, Inc.

  ***10.7 Second Amendment to Lease, dated as of March 25, 1998, between Freeport IBO LLC and A.C. Moore, Inc.

  ***21.1      Subsidiaries of the Company

     23.1      Consent of PricewaterhouseCoopers LLP

     27.1      Financial Data Schedule

-------------------
+        Management contract or compensatory plan or arrangement.
* Incorporated by reference to the Company's Registration Statement on Form S-1 (#333-32859).
** Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1997.
*** Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1998.

                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            A.C. MOORE ARTS & CRAFTS, INC.

Date: March 17 , 2000                       By: /s/ John E. Parker
                                                -----------------------
                                                John E. Parker, President and
                                                Chief Executive Officer


              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           SIGNATURE                                      CAPACITY                              DATE
---------------------------------          ---------------------------------------          --------------
    /s/ John E. Parker                     President, Chief Executive Officer, and          March 17, 2000
   ------------------------------          Director (Principal Executive Officer)
   John E. Parker


    /s/ Leslie H. Gordon                   Executive Vice President and Chief               March 17, 2000
   ------------------------------          Financial Officer (Principal Financial and
   Leslie H. Gordon                        Accounting Officer)



    /s/ William Kaplan                     Chairman of the Board                            March 17, 2000
   ------------------------------
   William Kaplan


    /s/ Patricia A. Parker                 Director                                         March 17, 2000
   ------------------------------
   Patricia A. Parker


    /s/ Richard Lesser                     Director                                         March 17, 2000
   ------------------------------
   Richard Lesser


    /s/ Richard J. Bauer                   Director                                         March 17, 2000
   ------------------------------
   Richard J. Bauer


    /s/ Richard J. Drake                   Director                                         March 17, 2000
   ------------------------------
   Richard J. Drake

                                  EXHIBIT INDEX


Exhibit No.   Description
-----------   -----------
   *3.1       Articles of Incorporation

   *3.2       Bylaws

 *+10.1       1997 Employee, Director and Consultant Stock Option Plan

 *+10.2       Form of Stock Option Award Agreement

 **10.3 Loan Agreement, dated March 11, 1998, between the Company and KeyBank National Association

 *+10.4       Correspondence reflecting option granted to Richard Lesser

  *10.5 Tax Indemnification Agreement, dated July 22, 1997, among the Company, John E. Parker and William Kaplan

  *10.6 Lease, dated August 14, 1995, between Freeport 130 LLC and A.C. Moore, Inc.

***10.7       Second Amendment to Lease, dated as of March 25, 1998, between
              Freeport
              IBO LLC and A.C. Moore, Inc.

***21.1       Subsidiaries of the Company

   23.1       Consent of PricewaterhouseCoopers LLP

   27.1       Financial Data Schedule

-------------------
+        Management contract or compensatory plan or arrangement
* Incorporated by reference to the Company's Registration Statement on Form S-1 (#333-32859)
** Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1997.
*** Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1998.