Form 10-Q
period 2000-03-31
A C MOORE ARTS & CRAFTS INC
filed 2000-05-10
CIK 1042809

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

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

                                 (856) 228-6700
                                 --------------
              (Registrant's telephone number, including area code)

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

Class                                          Outstanding at May 8, 2000
-----                                          --------------------------

Common Stock, no par value                             7,405,000

                         A.C. MOORE ARTS & CRAFTS, INC.

                                TABLE OF CONTENTS
                                                                       Page
                                                                      Number
PART I: FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated Balance Sheets as of March 31, 2000
            and December 31, 1999                                        3

            Consolidated Statements of Income for the three
            months ended March 31, 2000 and 1999                         4

            Consolidated Statements of Cash Flows for the three
            months ended March 31, 2000 and 1999                         5

            Notes to Consolidated Financial Statements                   6

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          7

   Item 3.  Quantitative and Qualitative Disclosure About
            Market Risk                                                  9

PART II: OTHER INFORMATION

   Item 1.  Legal Proceedings                                           10

   Item 2.  Changes in Securities and Use of Proceeds                   10

   Item 3.  Defaults Upon Senior Securities                             10

   Item 4.  Submission of Matters to a Vote of Security Holders         10

   Item 5.  Other Information                                           10

   Item 6.  Exhibits and Reports on Form 8-K                            10

SIGNATURES                                                              11

EXHIBIT INDEX                                                           12

                         A.C. MOORE ARTS & CRAFTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                      March 31,              December 31,
                                                                        2000                     1999
                                                                     -----------             ------------
                                                                     (Unaudited)
                        ASSETS

Current assets:
   Cash and cash equivalents                                          $  2,743                 $ 14,553
   Inventories                                                          61,480                   59,327
   Prepaid expenses and other current assets                             1,488                    1,394
                                                                      --------                 --------
                                                                        65,711                   75,274

Property and equipment, net                                             16,634                   14,711
Other assets                                                               631                      632
                                                                      --------                 --------
                                                                      $ 82,976                 $ 90,617
                                                                      ========                 ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of capital leases                                  $    369                 $    369
   Accounts payable to trade and others                                 16,119                   20,224
   Accrued payroll and payroll taxes                                     1,629                    3,019
   Accrued expenses                                                      2,467                    3,005
   Income taxes payable                                                    222                    2,032
                                                                      --------                 --------
                                                                        20,806                   28,649
                                                                      --------                 --------

Long-term liabilities:
   Capital leases                                                        1,110                    1,199
   Deferred taxes                                                        1,720                    1,720
   Other long-term liabilities                                           2,188                    2,077
                                                                      --------                 --------
                                                                         5,018                    4,996
                                                                      --------                 --------
                                                                        25,824                   33,645
                                                                      --------                 --------

SHAREHOLDERS' EQUITY

Preferred stock, no par value, 5,000,000 shares                            --                       --
   authorized, none issued

Common stock, no par value, 20,000,000 shares
   authorized, 7,405,000 shares outstanding                             43,151                   43,116

Retained earnings                                                       14,001                   13,856
                                                                      --------                 --------
                                                                        57,152                   56,972
                                                                      --------                 --------
                                                                      $ 82,976                 $ 90,617
                                                                      ========                 ========

           See accompanying notes to consolidated financial statements

                         A.C. MOORE ARTS & CRAFTS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                                        Three months ended
                                                                            March 31,
                                                            ------------------------------------------
                                                                   2000                    1999
                                                            ------------------      ------------------
Net sales                                                          $   52,783             $    48,135

Cost of sales (including buying
   and distribution costs)                                             33,375                  30,520
                                                                    ---------               ---------
Gross Margin                                                           19,408                  17,615
Selling, general and administrative expenses                           18,596                  16,915
Store pre-opening expenses                                                645                      -
                                                                    ---------               ---------
Income from operations                                                    167                     700
   Interest (income) expense, net                                         (66)                    (71)
                                                                    ---------               ---------
Income before income taxes                                                233                     771
   Income tax expense                                                      89                     301
                                                                    ---------               ---------
Net income                                                         $      144             $       470
                                                                   ===========            ===========

Basic net income per share                                         $     0.02             $      0.06
                                                                   ===========            ===========

Weighted average shares outstanding                                 7,405,000               7,405,000
                                                                   ===========            ===========

Diluted net income per share                                       $     0.02             $      0.06
                                                                   ===========            ===========

Weighted average shares outstanding plus
   impact of stock options                                          7,411,000               7,405,000
                                                                   ===========            ===========

           See accompanying notes to consolidated financial statements

                         A.C. MOORE ARTS & CRAFTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                                     Three months ended
                                                                                           March 31,
                                                                                  -------------------------
                                                                                    2000             1999
                                                                                  --------        ---------
                                                                                                   <C.
Cash flows from operating activities:
Net income                                                                        $    144         $    470

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
   Depreciation and amortization                                                       834              673
   Compensation expense related to stock options                                        34               35
   Changes in assets and liabilities:
        Inventories                                                                 (2,153)            (318)
        Prepaid expenses and other current assets                                      (94)             378
        Accounts payable, accrued payroll and
            payroll taxes and accrued expenses                                      (6,256)          (4,228)
        Income taxes payable                                                        (1,810)             279
        Other long-term liabilities                                                    111              100
        Other                                                                            3               45

                                                                                  --------          -------
Net cash used in operating activities                                               (9,187)          (2,566)
                                                                                  --------          -------

Cash flows used in investing activities: Capital expenditures                       (2,757)            (841)
                                                                                  --------          -------

Cash flows from financing activities:

   Proceeds from bank overdraft                                                        223               --
   Repayment of bank overdraft                                                          --           (2,719)
   Repayment of capital leases                                                         (89)             (86)
                                                                                  --------          -------

Net cash provided by (used in) financing activities                                    134           (2,805)
                                                                                  --------          -------

Net decrease in cash                                                               (11,810)          (6,212)

Cash and cash equivalents at beginning of period                                    14,553            9,475
                                                                                  --------          -------

Cash and cash equivalents at end of period                                        $  2,743          $ 3,263
                                                                                  =========         =======


           See accompanying notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) Basis of Presentation

The consolidated financial statements included herein include the accounts of A.C. Moore Arts & Crafts, Inc. and its wholly owned subsidiaries (collectively the "Company"). The Company is a chain of 44 retail superstores selling arts and crafts merchandise. The stores are located throughout the Eastern United States.

These financial statements have been prepared by management without audit and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Due to the seasonality of the Company's business, the results for the interim periods are not necessarily indicative of the results for the year. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. In the opinion of management, all such adjustments are of a normal and recurring nature.

(2) Management Estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported period and related disclosures. Significant estimates made as of and for the three month periods ended March 31, 2000 and 1999 include provisions for shrinkage, capitalized buying, warehousing and distribution costs related to inventory and markdowns of merchandise inventories. Actual results could differ from those estimates.

(3) Earnings Per Share

The weighted average shares outstanding plus impact of stock options for the three month period ended March 31, 1999 excludes potentially dilutive shares as the result would be antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains certain forward-looking statements. These forward-looking statements do not constitute historical facts and involve risks and uncertainties. Actual results could differ materially from those referred to in the forward-looking statements due to a number of factors, including, but not limited to, the following: customer demand, the effect of economic conditions, the impact of competitors' locations or pricing, the availability of acceptable real estate locations for new stores, difficulties with respect to new information system technologies, supply constraints or difficulties, the effectiveness of advertising strategies and the ability to meet capital needs. For additional information concerning factors that could cause actual results to differ materially from the information contained herein, reference is made to the information under the heading "Cautionary Statement Relating to Forward Looking Statements" in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales and the number of stores open at the end of each such period:


                                                     Three months
                                                   ended  March 31,
                                           ---------------------------------
                                               2000                1999
                                           -------------      --------------
Net sales                                      100.0%             100.0%

Cost of sales                                   63.2%              63.4%
                                           -------------      --------------

Gross margin                                    36.8%              36.6%
Selling, general and
   administrative expenses                      35.2%              35.1%
Pre-opening expenses                             1.3%               0.0%
                                           ------------      --------------
Income from operations                           0.3%               1.5%
Net interest (income)                           (0.1)%             (0.1)%
                                           -------------      --------------

Income before income taxes                       0.4%               1.6%
Income tax expense                               0.1%               0.6%
                                           -------------      --------------
Net income                                       0.3%               1.0%
                                           =============      ==============

Number of stores open at end of period            42                 37

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

        Net Sales. Net sales increased $4.6 million, or 9.7%, to $52.8 million in the three months ended March 31, 2000 from $48.1 million in the comparable 1999 period. This increase resulted from (i) net sales of $3.1 million from superstores opened in 1999 and 2000 not included in the comparable store base, and (ii) a comparable store sales increase of $1.5 million, or 3%. Stores are added to the comparable store base at the beginning of the fourteenth full month of operation.

        Gross Margin. Cost of sales includes the cost of merchandise, plus certain distribution and purchasing costs. Cost of sales increased $2.9 million, or 9.4%, to $33.4 million in the three months ended March 31, 2000 from $30.5 million in the three months ended March 31, 1999. The gross margin increased $1.8 million, or 10.2%, to $19.4 million in the three months ended March 31, 2000 from $17.6 million in the three months ended March 31, 1999. The gross margin increased to 36.8% of net sales in the three months ended March 31, 2000 from 36.6% in the three months ended March 31, 1999.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses include (a) direct store level expenses, including rent and related operating costs, payroll, advertising, depreciation and other direct costs, and (b) corporate level costs not directly associated with or allocable to cost of sales including executive salaries, accounting and finance, corporate information systems, office facilities and other corporate expenses. Selling, general and administrative expenses increased $1.7 million, or 9.9%, in the three months ended March 31, 2000 to $18.6 million from $16.9 million in the three months ended March 31, 1999. Of the increase, $1.1 million was attributable to the superstores open in 2000 which were not open during 1999 and the superstores opened in 1999 not in the comparable store base. Of the remainder, $300,000 is due to increases in the comparable superstores and $300,000 is attributable to the increase in corporate costs to support the growth of the Company. As a percentage of sales, selling, general and administrative costs increased to 35.2% of net sales in the three months ended March 31, 2000 from 35.1% of net sales in the three months ended March 31, 1999. This increase is primarily due to the newer stores, which, on average, have higher operating costs as a percent of sales than older stores.

        Pre-Opening Expense. The Company expenses store pre-opening expense as incurred. Pre-opening expense for the two new superstores opened in the first quarter of 2000 and the two new stores which opened in the second quarter amounted to $645,000. In the first quarter of 1999, the Company did not open any superstores and incurred no pre-opening expense.

        Net Interest (Income). In the first quarter of 2000 the Company had net interest income of $66,000 compared with interest income of $71,000 in 1999. The reduction is due to lower cash balances resulting from the use of cash to fund the new stores added in 1999 and 2000.

        Income Taxes. The Company's effective income tax rate was 38% for the first quarter ended March 31, 2000 and 39% for the first quarter ended March 31, 1999.

Liquidity and Capital Resources.

        The Company's cash needs are primarily for working capital to support its inventory requirements and capital expenditures, pre-opening costs and beginning inventory for new superstores.

        At March 31, 2000 and December 31, 1999 the Company's working capital was $44.9 million and $46.6 million, respectively. Cash used in operations was $9.2 million for the three months ended March 31, 2000 as a result of the seasonal reduction of accounts payable and accrued payroll in the amount of $6.3 million and an increase in inventory of $2.2 million to support the new superstores.

        Net cash used in investing activities during the three months ended March 31, 2000 was $2.8 million. This use of cash was for capital expenditures, primarily related to new stores. In 2000, the Company expects to spend approximately $9.0 million on capital expenditures, which includes approximately $5.4 million for new store openings, $2.6 million for remodeling and systems in existing stores, and the remainder for warehouse equipment and systems development. There are no other material commitments for capital expenditures other than new store openings in the next 12 months.

        Net cash provided by financing activities includes $223,000 of proceeds from book overdrafts. The overdrafts represented outstanding checks at certain banks in excess of funds on deposit at those banks. These accounts are maintained as zero balance accounts and are covered as required from funds available at other banks.

        On March 11, 1998 the Company entered into a new four year financing agreement with a bank which provides a $25 million revolving credit facility, $20 million of which is available immediately with the remainder available July 2000, provided the Company is in compliance with the agreement's covenants. A portion of the credit facility was used to finance the acquisition of various equipment purchases through a series of five year capital leases.

        The Company believes the cash generated from operations during the year and available borrowings under the financing agreement will be sufficient to finance its working capital and capital expenditure requirements for at least the next 12 months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Not Applicable.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Not Applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable.

ITEM 5. OTHER INFORMATION

        Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON 8-K

        (a)      Exhibits:

                 27.1     Financial Data Schedule

        (b) There were no reports on Form 8-K filed during the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    A.C. MOORE ARTS & CRAFTS, INC.


Date: May 10, 2000             By:  /s/ Leslie H. Gordon
                                    --------------------------------------------
                                    Executive Vice President and Chief
                                    Financial Officer
                                    (duly authorized officer and principal
                                    financial officer)

                                  EXHIBIT INDEX


                           27.1     Financial Data Schedule