Form 10-Q
period 2000-06-30
A C MOORE ARTS & CRAFTS INC
filed 2000-08-09
CIK 1042809

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    FORM 10-Q
(Mark One)
[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2000
                                       OR

[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission File Number: 000-23157
                        ---------

                         A.C. MOORE ARTS & CRAFTS, INC.
              -----------------------------------------------------
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

 Yes __X__          No_____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                         Outstanding at August 8, 2000
-----                                        -------------------------------
Common Stock, no par value                             7,405,333

                         A.C. MOORE ARTS & CRAFTS, INC.

                                TABLE OF CONTENTS
                                                                         Page
                                                                        Number
                                                                        ------
PART I: FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Consolidated Balance Sheets as of June 30, 2000
                  and December 31, 1999                                    3

                  Consolidated Statements of Income for the three
                  and six month periods ended June 30, 2000 and 1999       4

                  Consolidated Statements of Cash Flows for the six
                  month periods ended June 30, 2000 and 1999               5

                  Notes to Financial Statements                            6

         Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                     7

         Item 3.  Quantitative and Qualitative Disclosures About
                    Market Risk                                           10

PART II: OTHER INFORMATION

         Item 1.  Legal Proceedings                                       10

         Item 2.  Changes in Securities and Use of Proceeds               10

         Item 3.  Defaults Upon Senior Securities                         10

         Item 4.  Submission of Matters to a Vote of Security Holders     10

         Item 5.  Other Information                                       11

         Item 6.  Exhibits and Reports on Form 8-K                        11

SIGNATURES                                                                12

EXHIBIT INDEX                                                             13

                         A.C. MOORE ARTS & CRAFTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                                     June 30,          December 31,
                                                                                       2000                1999
                                                                                  ----------------  -------------------
                                                                                    (unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                                         $    868             $ 14,553
  Inventories                                                                         64,894               59,327
  Prepaid expenses and other current assets                                            1,701                1,394
                                                                                    --------             --------
                                                                                      67,463               75,274
                                                                                    --------             --------

Property and equipment, net                                                           17,856               14,711
Other assets                                                                             652                  632
                                                                                    --------             --------
                                                                                    $ 85,971             $ 90,617
                                                                                    ========             ========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of debt and capital leases                                        $  3,369             $    369
  Accounts payable to trade and others                                                16,321               20,224
  Accrued payroll and payroll taxes                                                    1,841                3,019
  Accrued expenses                                                                     2,119                3,005
  Income taxes payable                                                                    69                2,032
                                                                                    --------             --------
                                                                                      23,719               28,649
                                                                                    --------             --------
Long-term liabilities:
  Capital leases                                                                       1,019                1,199
  Deferred income taxes                                                                1,720                1,720
  Other long-term liabilities                                                          2,314                2,077
                                                                                    --------             --------
                                                                                       5,053                4,996
                                                                                    --------             --------
                                                                                      28,772               33,645
                                                                                    --------            ---------
SHAREHOLDERS' EQUITY

Preferred stock, no par value, 5,000,000 shares authorized, none issued

Common stock, no par value, 20,000,000 shares
  authorized, 7,405,000 shares outstanding                                            43,184               43,116

Retained earnings                                                                     14,015               13,856
                                                                                    --------             --------
                                                                                      57,199               56,972
                                                                                    --------             --------
                                                                                    $ 85,971             $ 90,617
                                                                                    ========             ========

See accompanying notes to financial statements

                         A.C. MOORE ARTS & CRAFTS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                                 Three months ended                  Six months ended
                                                                      June 30,                           June 30,
                                                       -----------------------------------    --------------------------------
                                                             2000                1999              2000              1999
                                                       ---------------     ---------------    --------------   ---------------
Net sales                                                 $   55,186        $   45,460           107,970        $   93,596
Cost of sales (including buying and
     distribution costs)                                      34,919            28,871            68,295            59,392
                                                         -----------       -----------        ----------        ----------
Gross margin                                                  20,267            16,589            39,675            34,204
Selling, general and administrative expenses                  19,920            16,857            38,516            33,772
Store pre-opening expenses                                       311                 -               956                 -
                                                         -----------       -----------        ----------        ----------
Income (loss) from operations                                     36              (268)              203               432
     Net interest (income) expense                                12               (10)              (54)              (81)
                                                         -----------       -----------        ----------        ----------
Income (loss) before income taxes                                 24              (258)              257               513
     Income tax expense (benefit)                                  9              (101)               98               200
                                                         -----------       -----------        ----------        ----------
Net income (loss)                                         $       15        $     (157)        $     159        $      313
                                                         ===========       ===========        ==========        ==========

Basic net income (loss) per share                         $     0.00        $    (0.02)        $    0.02        $     0.04
                                                         ===========       ===========        ==========        ==========

Weighted average shares outstanding                        7,405,000         7,405,000         7,405,000         7,405,000
                                                         ===========       ===========        ==========        ==========

Diluted net income (loss) per share                       $     0.00           $ (0.02)        $    0.02        $     0.04
                                                         ===========       ===========        ==========        ==========

Weighted average shares outstanding
     plus impact of stock options                          7,435,000         7,405,000         7,419,000         7,405,000
                                                         ===========       ===========        ==========        ==========



See accompanying notes to financial statements

                         A.C. MOORE ARTS & CRAFTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)
                                Six Months Ended

                                                                                               June 30,
                                                                                   --------------------------------
                                                                                       2000              1999
                                                                                   --------------    --------------
Cash flows from operating activities:

Net Income                                                                                 $ 159             $ 313
     Adjustments to reconcile net income to net cash
     (used in) operating activities:
     Depreciation and amortization                                                         1,768             1,379
     Compensation expense related to stock options                                            68                70
     Changes in assets and liabilities:
           Inventories                                                                    (5,567)           (2,281)
           Prepaid expenses and other current assets                                        (307)              322
           Accounts payable and accrued expenses                                          (8,795)           (9,022)
           Other long-term liabilities                                                       237               199
           Other                                                                             (37)               37
                                                                                   --------------    --------------
Net cash (used in) operating activities                                                  (12,474)           (8,983)
                                                                                   --------------    --------------

Cash flows (used in) investing activities: Capital expenditures                           (4,896)           (1,771)
                                                                                   --------------    --------------

Cash flows from financing activities:

     Increase (decrease) in book overdraft                                                   865            (2,356)
     Proceeds from line of credit                                                          3,000               500
     Proceeds from redemption of marketable securities                                         -             3,894
     Repayment of capital leases                                                            (180)             (173)
                                                                                   --------------    --------------

Net cash provided by financing activities                                                  3,685             1,865
                                                                                   --------------    --------------

Net (decrease) in cash                                                                   (13,685)           (8,889)

Cash and cash equivalents at beginning of period                                          14,553             9,475
                                                                                   --------------    --------------

Cash and cash equivalents at end of period                                                 $ 868             $ 586
                                                                                   ==============    ==============


See accompanying notes to financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) Basis of Presentation

The consolidated financial statements included herein include the accounts of A.C. Moore Arts & Crafts, Inc. and its wholly owned subsidiaries (collectively the "Company"). The Company is a chain of 45 retail stores selling arts and crafts merchandise. The stores are located throughout the Eastern United States.

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

(2) Management Estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported period and related disclosures. Significant estimates made as of and for the three and six month periods ended June 30, 2000 and 1999 include provisions for shrinkage, capitalized buying, warehousing and distribution costs related to inventory and markdowns of merchandise inventories. Actual results could differ materially from those estimates.

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

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales and the number of stores open at the end of each such period:

                                                               Three months ended                Six months ended
                                                                    June 30,                          June 30,
                                                         -------------------------------   -------------------------------
                                                             2000             1999             2000              1999
                                                         -------------    --------------   -------------     -------------
Net sales                                                     100.0 %           100.0 %         100.0 %           100.0 %

Cost of sales                                                  63.3 %            63.5 %          63.3 %            63.5 %
                                                         -------------    --------------   -------------     -------------

Gross Margin                                                   36.7 %            36.5 %          36.7 %            36.5 %
Selling, general and administrative expenses                   36.1 %            37.1 %          35.6 %            36.1 %
Store pre-opening expenses                                      0.6 %             0.0 %           0.9 %             0.0 %
                                                         -------------    --------------   -------------     -------------
Income (loss) from operations                                   0.0 %            (0.6)%           0.2 %             0.4 %
Net interest (income)                                           0.0 %             0.0 %           0.0 %            (0.1)%
                                                         -------------    --------------   -------------     -------------

Income (loss) before income taxes                               0.0 %            (0.6)%           0.2 %             0.5 %
Income tax expense (benefit)                                    0.0 %            (0.2)%           0.1 %             0.2 %
                                                         -------------    --------------   -------------     -------------
Net income (loss)                                               0.0 %            (0.3)%           0.1 %             0.3 %
                                                         =============    ==============   =============     =============

Number of stores open at end of period                             45                37

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

        Net Sales. Net sales increased $9.7 million, or 21.4%, to $55.2 million in the three months ended June 30, 2000 from $45.5 million in the comparable 1999 period. This increase resulted from (i) net sales of $6.6 million from stores opened in 1999 and 2000 not included in the comparable store base, and
(ii) a comparable store sales increase of $3.1 million, or 7%. Stores are added to the comparable store base at the beginning of the fourteenth full month of operation.

        Gross Margin. Cost of sales includes the cost of merchandise, plus certain distribution and purchasing costs. Cost of sales increased $6.0 million, or 20.9%, to $34.9 million in the three months ended June 30, 2000 from $28.9 million in the three months ended June 30, 1999. The gross margin increased $3.7 million, or 22.2%, to $20.3 million in the three months ended June 30, 2000 from $16.6 million in the three months ended June 30, 1999. The gross margin increased to 36.7% of net sales in the three months ended June 30, 2000 from 36.5% in the three months ended June 30, 1999.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses include (a) direct store level expenses, including rent and related operating costs, payroll, advertising, depreciation and other direct costs, and (b) corporate level costs not directly associated with or allocable to cost of sales including executive salaries, accounting and finance, corporate information systems, office facilities and other corporate expenses. Selling, general and administrative expenses increased $3.1 million, or 18.2%, in the three months ended June 30, 2000 to $19.9 million from $16.9 million in the three months ended June 30, 1999. Of the increase, $2.5 million was attributable to the stores opened in 2000 which were not open during 1999 and the stores opened in 1999 not in the comparable store base. Of the remainder, $300,000 is due to increases in the comparable stores and $300,000 is attributable to the increase in corporate costs to support the growth of the Company. As a percentage of sales, selling, general and administrative costs decreased to 36.1% of net sales in the three months ended June 30, 2000 from 37.1% of net sales in the three months ended June 30, 1999. This decrease is primarily due to leveraging store and corporate expenses as a result of increased sales.

        Store Pre-Opening Expenses. The Company expenses store pre-opening expenses as incurred. Pre-opening expense for the three new stores opened in the second quarter of 2000 amounted to $311,000. In the second quarter of 1999, the Company did not open any stores and incurred no pre-opening expenses.

        Net Interest (Income). In the second quarter of 2000, the Company had interest expense of $12,000 compared with interest income of $10,000 in 1999. The reduction is due to lower cash balances resulting from the use of cash to fund the new stores added in 1999 and 2000.

        Income Tax Expense (Benefit). The Company's effective income tax rate was 38% for the second quarter ended June 30, 2000 and 39% for the second quarter ended June 30, 1999.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

        Net Sales. Net sales increased $14.4 million, or 15.4%, to $108.0 million in the six months ended June 30, 2000 from $93.6 million in the comparable 1999 period. This increase resulted from (i) net sales of $9.7 million from stores opened in 1999 and 2000 not included in the comparable store base, and (ii) a comparable store sales increase of $4.7 million, or 5%.

        Gross Margin. Cost of sales increased $8.9 million, or 15.0%, to $68.3 million in the six months ended June 30, 2000 from $59.4 million in the six months ended June 30, 1999. The gross margin increased $5.5 million, or 16.0%, to $39.7 million in the six months ended June 30, 2000 from $34.2 million in the six months ended June 30, 1999. The gross margin increased to 36.7% of net sales in the six months ended June 30, 2000 from 36.5% in the six months ended June 30, 1999.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $4.7 million, or 14.0% in the six months ended June 30, 2000 to $38.5 million from $33.8 million in the six months ended June 30, 1999. Of the increase, $3.5 million was attributable to the stores opened in 2000 which were not open during 1999 and the stores opened in 1999 not in the comparable store base. Of the remainder, $600,000 is due to increases in the comparable stores and $600,000 is attributable to the increase in corporate costs to support the growth of the Company. As a percentage of sales, selling, general and administrative costs decreased to 35.7% of net sales in the six months ended June 30, 2000 from 36.1% of net sales in the six months ended June 30, 1999. This decrease is primarily due to the leveraging of store and corporate expenses as a result of increased sales.

        Store Pre-Opening Expenses. Pre-opening expenses for the five new stores opened in the first six months of 2000 amounted to $956,000. In the first six months of 1999, the Company did not open any stores and incurred no pre-opening expenses.

        Net Interest (Income). In the first six months of 2000 the Company had interest income of $54,000 compared with interest income of $81,000 in 1999. The reduction is due to lower cash balances resulting from the use of cash to fund the new stores added in 1999 and 2000.

        Income Tax Expense (Benefit). The Company's effective income tax rate was 38% for first six months ended June 30, 2000 and 39% for the first six months ended March 31, 1999.

Liquidity and Capital Resources

        The Company's cash needs are primarily for working capital to support its inventory requirements and capital expenditures, store pre-opening costs and beginning inventory for new stores.

        At June 30, 2000 and December 31, 1999, the Company's working capital was $43.7 million and $46.6 million, respectively. Cash used in operations was $12.5 million for the six months ended June 30, 2000 as a result of the seasonal reduction of accounts payable and accrued payroll in the amount of $8.8 million and an increase in inventory of $5.6 million to support the new stores.

        Net cash used in investing activities during the six months ended June 30, 2000 was $4.9 million. This use of cash was for capital expenditures, primarily related to new stores and the implementation of a new point of sale system. In 2000, the Company expects to spend approximately $9.0 million on capital expenditures, which includes approximately $5.4 million for new store openings, $2.6 million for remodeling and systems in existing stores, and the remainder for warehouse equipment and systems development. There are no other material commitments for capital expenditures other than new store openings in the next 12 months.

        Net cash provided by financing activities includes $865,000 of proceeds from book overdrafts. The overdrafts represented outstanding checks at certain banks in excess of funds on deposit at those banks. These accounts are maintained as zero balance accounts and are covered as required from funds available at other banks. The Company also borrowed $3.0 million against its $25 million revolving credit facility during the second quarter of 2000. The proceeds were used to fund new store openings, including related capital expenditures.

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

        None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

        Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company held its Annual Meeting of Shareholders on May 18, 2000. At the meeting, shareholders elected two Class A directors to hold office for a term of three years until their successors are duly elected and qualified. The nominees for director received the following votes at the meeting.

                                          For            Withhold Authority
                                   ----------------    ----------------------
        William Kaplan                 7,106,767               11,484
        John E. (Jack) Parker          7,106,567               11,684

        The term of office for each of the following directors continued after the meeting: Patricia A. Parker, Richard Lesser and Richard J. Bauer.

ITEM 5.  OTHER INFORMATION

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              27.1 Financial Data Schedule

         (b) There were no reports on Form 8-K filed during the quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  A.C. MOORE ARTS & CRAFTS, INC.


Date: August 9, 2000                         By:  /s/ Leslie H. Gordon
                                                  ------------------------------
                                                  Executive Vice President and
                                                  Chief Financial Officer (duly
                                                  authorized officer and
                                                  principal financial officer)