Form 10-Q
period 2000-09-30
A C MOORE ARTS & CRAFTS INC
filed 2000-11-08
CIK 1042809

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    FORM 10-Q
(Mark One)
[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2000
                                       OR

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
 Yes   X          No
    ------           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                            Outstanding at November 6, 2000
-----                                            -------------------------------
Common Stock, no par value                                    7,405,333

                         A.C. MOORE ARTS & CRAFTS, INC.

                                TABLE OF CONTENTS
                                                                           Page
                                                                          Number
                                                                          ------
PART I: FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited)

              Consolidated Balance Sheets as of September 30, 2000
              and December 31, 1999                                          3

              Consolidated Statements of Income for the three
              and nine month periods ended September 30, 2000 and 1999       4

              Consolidated Statements of Cash Flows for the nine
              month periods ended September 30, 2000 and 1999                5

              Notes to Consolidated Financial Statements                     6

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           7

     Item 3.  Quantitative and Qualitative Disclosures About
                    Market Risk                                             10

PART II: OTHER INFORMATION

     Item 1.  Legal Proceedings                                             10

     Item 2.  Changes in Securities and Use of Proceeds                     10

     Item 3.  Defaults Upon Senior Securities                               10

     Item 4.  Submission of Matters to a Vote of Security Holders           10

     Item 5.  Other Information                                             10

     Item 6.  Exhibits and Reports on Form 8-K                              11

SIGNATURES                                                                  12

EXHIBIT                                                                     13

                         A.C. MOORE ARTS & CRAFTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                    September 30,   December 31,
                                                        2000            1999
                                                    -------------   ------------
                                                     (unaudited)

ASSETS

Current assets:
  Cash and cash equivalents                            $ 2,104         $14,553
  Inventories                                           72,931          59,327
  Prepaid expenses and other current assets              2,021           1,394
                                                       -------         -------
                                                        77,056          75,274

Property and equipment, net                             19,601          14,711
Other assets                                               698             632
                                                       -------         -------
                                                       $97,355         $90,617
                                                       =======         =======


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term debt                                      $ 7,750         $    --
  Current portion of capital leases                        369             369
  Accounts payable to trade and others                  21,344          20,224
  Accrued payroll and payroll taxes                      2,358           3,019
  Accrued expenses                                       3,264           3,005
  Income taxes payable                                      31           2,032
                                                       -------         -------
                                                        35,116          28,649
Long-term liabilities:
  Capital leases                                           926           1,199
  Deferred taxes                                         1,720           1,720
  Other long-term liabilities                            2,448           2,077
                                                       -------         -------
                                                        40,210          33,645
                                                       -------         -------
SHAREHOLDERS' EQUITY

Preferred stock, no par value, 5,000,000 shares authorized, none issued

Common stock, no par value, 20,000,000 shares
  authorized, 7,405,333 shares outstanding              43,221          43,116

Retained earnings                                       13,924          13,856
                                                       -------         -------
                                                        57,145          56,972
                                                       -------         -------
                                                       $97,355         $90,617
                                                       =======         =======

See accompanying notes to financial statements

                         A.C. MOORE ARTS & CRAFTS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in thousands, except per share data)
                                   (unaudited)


                                                              Three months ended                     Nine months ended
                                                                 September 30,                          September 30,
                                                     --------------------------------          -------------------------------
                                                         2000                 1999                 2000               1999
                                                     -----------          -----------          -----------         -----------

Net sales                                            $    60,906          $    50,245          $   168,876         $   143,841
Cost of sales (including buying and
     distribution costs)                                  38,550               31,908              106,844              91,300
                                                     -----------          -----------          -----------         -----------
Gross margin                                              22,356               18,337               62,032              52,541
Selling, general and administrative expenses              21,778               18,138               60,295              51,910
Store pre-opening expenses                                   576                  281                1,532                 281
                                                     -----------          -----------          -----------         -----------
Income (loss) from operations                                  2                  (82)                 205                 350
     Net interest expense (income)                           149                   48                   95                 (33)
                                                     -----------          -----------          -----------         -----------
Income (loss) before income taxes                           (147)                (130)                 110                 383
     Income tax expense (benefit)                            (56)                 (51)                  42                 149
                                                     -----------          -----------          -----------         -----------
Net income (loss)                                    $       (91)         $       (79)         $        68         $       234
                                                     ===========          ===========          ===========         ===========

Basic net income (loss) per share                    $     (0.01)         $     (0.01)         $      0.01         $      0.03
                                                     ===========          ===========          ===========         ===========

Weighted average shares outstanding                    7,405,167            7,405,000            7,405,067           7,405,000
                                                     ===========          ===========          ===========         ===========

Diluted net income (loss) per share                  $     (0.01)         $     (0.01)         $      0.01         $      0.03
                                                     ===========          ===========          ===========         ===========

Weighted average shares outstanding
     plus impact of stock options                      7,471,765            7,405,000            7,440,978           7,405,000
                                                     ===========          ===========          ===========         ===========


See accompanying notes to financial statements

                         A.C. MOORE ARTS & CRAFTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)


                                                                              Nine Months Ended
                                                                                 September 30,
                                                                         ---------------------------
                                                                           2000               1999
                                                                         --------           --------
Cash flows from operating activities:

Net Income                                                               $     68           $    234
     Adjustments to reconcile net income to net cash
     (used in) operating activities:
     Depreciation and amortization                                          2,717              2,089
     Compensation expense related to stock options                            102                104
     Changes in assets and liabilities:
           Inventories                                                    (13,604)            (8,549)
           Prepaid expenses and other current assets                         (627)               567
           Accounts payable and accrued expenses                           (1,283)              (456)
           Other long-term liabilities                                        371                299
           Other                                                              (90)               (23)
                                                                         --------           --------
Net cash (used in) operating activities                                   (12,346)            (5,735)
                                                                         --------           --------

Cash flows (used in) investing activities: Capital expenditures            (7,580)            (4,007)
                                                                         --------           --------

Cash flows from financing activities:

     Repayment of bank overdraft                                             --               (2,523)
     Proceeds from line of credit                                           7,750                500
     Proceeds from redemption of marketable securities                       --                3,894
     Repayment of capital leases                                             (273)              (261)
                                                                         --------           --------

Net cash provided by financing activities                                   7,477              1,610
                                                                         --------           --------

Net (decrease) in cash                                                    (12,449)            (8,132)

Cash and cash equivalents at beginning of period                           14,553              9,475
                                                                         --------           --------

Cash and cash equivalents at end of period                               $  2,104           $  1,343
                                                                         ========           ========


See accompanying notes to financial statements

                         A.C. MOORE ARTS & CRAFTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) Basis of Presentation

The consolidated financial statements included herein include the accounts of A.C. Moore Arts & Crafts, Inc. and its wholly owned subsidiaries (collectively the "Company"). The Company is a chain of 49 retail stores selling arts and crafts merchandise. The stores are located throughout the Eastern United States.

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

(2) Management Estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported period and related disclosures. Significant estimates made as of and for the three and nine month periods ended September 30, 2000 and 1999 include provisions for shrinkage, capitalized buying, warehousing and distribution costs related to inventory and markdowns of merchandise inventories. Actual results could differ materially from those estimates.

(3) Earnings Per Share

The weighted average shares outstanding plus impact of stock options for the three and nine month periods ended September 30, 1999 excludes potentially dilutive shares as the result would be antidilutive.

(4) New Accounting Standard

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which will require that all derivative financial instruments be recognized as either assets or liabilities in the balance sheet. SFAS No. 133 will be effective no later than for the Company's first quarter of 2001. The adoption of SFAS No. 133 is not expected to have a material impact on the Company's consolidated results of operation, financial position or cash flows.

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

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales and the number of stores open at the end of each such period:


                                                             Three months ended             Nine months ended
                                                                 September 30,                September 30,
                                                        --------------------------     ---------------------------
                                                            2000            1999          2000             1999
                                                        ----------      ----------     ----------       ----------
Net sales                                                   100.0%          100.0%         100.0%           100.0%

Cost of sales                                                63.3%           63.5%          63.3%            63.5%
                                                        ----------      ----------     ----------       ----------

Gross Margin                                                 36.7%           36.5%          36.7%            36.5%
Selling, general and administrative expenses                 35.8%           36.1%          35.7%            36.1%
Store pre-opening expenses                                    0.9%            0.6%           0.9%             0.2%
                                                        ----------      ----------     ----------       ----------
Income (loss) from operations                                 0.0%          (0.2)%           0.1%             0.2%
Net interest (income)                                         0.2%           0.1 %           0.1%           (0.1)%
                                                        ----------      ----------     ----------       ----------

Income (loss) before income taxes                           (0.2)%          (0.3)%           0.0%             0.3%
Income tax expense (benefit)                                (0.1)%          (0.1)%           0.0%             0.1%
                                                        ----------      ----------     ----------       ----------
Net income (loss)                                           (0.1)%          (0.2)%           0.0%             0.2%
                                                        ==========      ==========     ==========       ==========


Number of stores open at end of period                          48              38

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

        Net Sales. Net sales increased $10.7 million, or 21.2%, to $60.9 million in the three months ended September 30, 2000 from $50.2 million in the comparable 1999 period. This increase resulted from (i) net sales of $8.5 million from stores opened in 1999 and 2000 not included in the comparable store base, and (ii) a comparable store sales increase of $2.2 million, or 4%. Stores are added to the comparable store base at the beginning of the fourteenth full month of operation.

        Gross Margin. Cost of sales includes the cost of merchandise, plus certain distribution and purchasing costs. Cost of sales increased $6.6 million, or 20.8%, to $38.6 million in the three months ended September 30, 2000 from $31.9 million in the three months ended September 30, 1999. The gross margin increased $4.0 million, or 21.9%, to $22.4 million in the three months ended September 30, 2000 from $18.3 million in the three months ended September 30, 1999. The gross margin increased to 36.7% of net sales in the three months ended September 30, 2000 from 36.5% in the three months ended September 30, 1999.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses include (a) direct store level expenses, including rent and related operating costs, payroll, advertising, depreciation and other direct costs, and (b) corporate level costs not directly associated with or allocable to cost of sales including executive salaries, accounting and finance, corporate information systems, office facilities and other corporate expenses. Selling, general and administrative expenses increased $3.6 million, or 20.1%, in the three months ended September 30, 2000 to $21.8 million from $18.1 million in the three months ended September 30, 1999. Of the increase, $2.9 million was attributable to the stores opened in 2000 which were not open during 1999 and the stores opened in 1999 not in the comparable store base. Of the remainder, $200,000 is due to increases in the comparable stores and $500,000 is attributable to the increase in corporate costs to support the growth of the Company. As a percentage of sales, selling, general and administrative costs decreased to 35.8% of net sales in the three months ended September 30, 2000 from 36.1% of net sales in the three months ended September 30, 1999. This decrease is primarily due to leveraging store and corporate expenses as a result of increased sales.

        Store Pre-Opening Expenses. The Company expenses store pre-opening expenses as incurred. Pre-opening expense for the three new stores opened in the third quarter of 2000 amounted to $576,000. In the third quarter of 1999, the Company opened one store and incurred pre-opening expenses of $281,000.

        Net Interest Expense (Income). In the third quarter of 2000, the Company had interest expense of $149,000 compared with interest expense of $48,000 in 1999. The increase is due to higher bank borrowing resulting from the use of cash to fund the new stores added in 1999 and 2000.

        Income Tax Expense (Benefit). The Company's effective income tax rate was 38% for the third quarter ended September 30, 2000 and 39% for the third quarter ended September 30, 1999.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

        Net Sales. Net sales increased $25.0 million, or 17.4%, to $168.9 million in the nine months ended September 30, 2000 from $143.8 million in the comparable 1999 period. This increase resulted from (i) net sales of $18.1 million from stores opened in 1999 and 2000 not included in the comparable store base, and (ii) a comparable store sales increase of $6.9 million, or 5%.

        Gross Margin. Cost of sales increased $15.5 million, or 17.0%, to $106.8 million in the nine months ended September 30, 2000 from $91.3 million in the nine months September 30, 1999. The gross margin increased $9.5 million, or 18.1%, to $62.0 million in the nine months ended September 30, 2000 from $52.5 million in the nine months ended September 30, 1999. The gross margin increased to 36.7% of net sales in the nine months ended September 30, 2000 from 36.5% in the nine months ended September 30, 1999.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $8.4 million, or 16.2% in the nine months ended September 30, 2000 to $60.3 million from $51.9 million in the nine months ended September 30, 1999. Of the increase, $6.4 million was attributable to the stores opened in 2000 which were not open during 1999 and the stores opened in 1999 not in the comparable store base. Of the remainder, $800,000 is due to increases in the comparable stores and $1.1 million is attributable to the increase in corporate costs to support the growth of the Company. As a percentage of sales, selling, general and administrative costs decreased to 35.7% of net sales in the nine months ended September 30, 2000 from 36.1% of net sales in the nine months ended September 30, 1999. This decrease is primarily due to the leveraging of store and corporate expenses as a result of increased sales.

        Store Pre-Opening Expenses. Pre-opening expenses for the eight new stores opened in the first nine months of 2000 amounted to $1.5 million. In the first nine months of 1999, the Company opened one store and incurred pre-opening expenses of $281,000.

        Net Interest Expense (Income). In the first nine months of 2000 the Company had interest expense of $95,000 compared with interest income of $33,000 in 1999. The increase is due to higher bank borrowing resulting from the use of cash to fund the new stores added in 1999 and 2000.

        Income Tax Expense (Benefit). The Company's effective income tax rate was 38% for first nine months ended September 30, 2000 and 39% for the first nine months ended September 30, 1999.

Liquidity and Capital Resources

        The Company's cash needs are primarily for working capital to support its inventory requirements and capital expenditures, store pre-opening costs and beginning inventory for new stores.

        At September 30, 2000 and December 31, 1999, the Company's working capital was $41.9 million and $46.6 million, respectively. Cash used in operations was $12.3 million for the nine months ended September 30, 2000 as a result of an increase in inventory in the amount of $13.6 million for new stores and for the buildup of imported product for the fall and Christmas selling seasons.

        Net cash used in investing activities during the nine months ended September 30, 2000 was $7.6 million. This use of cash was for capital expenditures, primarily related to new stores and the implementation of a new point of sale system. In 2000, the Company expects to spend approximately $8.5 million on capital expenditures, which includes approximately $4.7 million for new store openings, $2.6 million for remodeling and systems in existing stores, and the remainder for warehouse equipment and systems development. There are no other material commitments for capital expenditures other than new store openings in the next 12 months.

        Net cash provided by financing activities principally represents $7,750,000 borrowed against its $25 million revolving credit facility. The proceeds were used to fund new store openings, including related capital expenditures.

        The Company believes the cash generated from operations during the year and available borrowings under the financing agreement will be sufficient to finance its working capital and capital expenditure requirements for at least the next 12 months.

New Accounting Standard

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which will require that all derivative financial instruments be recognized as either assets or liabilities in the balance sheet. SFAS No. 133 will be effective no later than for the Company's first quarter of 2001. The adoption of SFAS No. 133 is not expected to have a material impact on the Company's consolidated results of operation, financial position or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

        Not Applicable.

ITEM 5. OTHER INFORMATION

        Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:

             27.1 Financial Data Schedule

        (b) There were no reports on Form 8-K filed during the quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            A.C. MOORE ARTS & CRAFTS, INC.


Date: November 8, 2000                  By: /s/ Leslie H. Gordon
                                            -------------------------------
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (duly authorized officer and
                                            principal financial officer)