Form 10-K
period 2000-12-31
A C MOORE ARTS & CRAFTS INC
filed 2001-03-21
CIK 1042809

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from__________ to__________

                        Commission file number 000-23157

                         A.C. MOORE ARTS & CRAFTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Pennsylvania                                  23-3527763
         -------------------------------                     -------------------
         (State or other jurisdiction of                     (I.R.S. Employer
          incorporation or organization)                     Identification No.)

    500 University Court, Blackwood, NJ                           08012
  ---------------------------------------                      ----------
  (Address of principal executive offices)                     (Zip code)

       Registrant's telephone number, including area code: (856) 228-6700

        Securities registered pursuant to section 12(b) of the Act: None

           Securities registered pursuant to section 12(g) of the Act:
                           Common Stock, no par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 16, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $30,109,500 based on the closing price of the registrant's common stock on such date, $9.00, as reported on the Nasdaq Stock Market.(1)

The number of shares of Common Stock outstanding as of March 16, 2001 was 7,425,500

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2000 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K.

------
         (1) The aggregate dollar amount of the voting stock set forth equals the number of shares of Common Stock outstanding, reduced by the number of shares of Common Stock held by executive officers, and directors and shareholders owning in excess of 10% of the registrant's Common Stock. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from this figure is an affiliate of the registrant or that any person whose holdings are included in this figure is not an affiliate of the registrant and any such admission is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

                                     PART I

ITEM 1. BUSINESS.

General

         A.C. Moore Arts & Crafts, Inc. (the "Company") is a leading operator of arts and crafts stores that offer a vast assortment of traditional and contemporary arts, crafts and floral merchandise for a wide range of customers. The Company's business strategy is to provide the broadest and deepest selection of high quality merchandise at the lowest prices in an inviting, attractive store environment with superior customer service. The Company's objective is to become the leading arts and crafts retailer in each of its markets. The Company opened its first store in 1985 and since then has focused on developing and refining its retail concept. The Company became a holding company in July 1997 by incorporating in Pennsylvania and exchanging 4,300,000 shares of Common Stock for all the capital stock of its operating subsidiary which was organized in Delaware in 1984. As of December 31, 2000, the Company was operating 50 stores in the Eastern United States.

         The Company's prototype store ranges in size from 20,000 to 25,000 square feet, with approximately 80% devoted to selling space. A typical store offers approximately 65,000 SKUs across 26 merchandise categories during the course of a year, with more than 45,000 SKUs offered at any one time. Merchandise is presented in a distinctive manner designed to maximize shopping convenience and to reinforce themes and colors often associated with holidays, seasonal events or specific merchandise categories. Completed arts and crafts projects are prominently displayed in each department throughout the store to stimulate new project ideas for customers and to enhance the shopping environment.

Business Strategy

         The key elements of the Company's business strategy are as follows:

         Vast Merchandise Selection. The Company's merchandising strategy is to offer the broadest and deepest selection of arts and crafts merchandise so that customers can obtain everything necessary to create and finish any arts and crafts project. The Company's key merchandise categories include silk and dried flowers, floral arrangements and accessories, ribbon, wedding crafts, potpourri, stitchery, yarn, jewelry crafts, kids crafts, art supplies, picture frames, stamps, doll-making, seasonal items and a variety of unfinished wood crafts. The Company believes its merchandise appeals to a wide range of recreational and professional crafters of all ages across diverse economic backgrounds. The Company actively seeks new merchandise by monitoring industry trends, working with domestic and international vendors, attending trade shows and craft fairs and regularly interacting with customers. The Company has designed its merchandise distribution systems to ensure rapid replenishment and the highest levels of in-stock positions. Each store receives merchandise daily from vendors or the Company's distribution center, which during peak periods will deliver a minimum of three and up to five times per week to the stores.

         Customer Friendly Stores. The Company believes that its high level of customer service and its attractive, easy-to-shop stores are important competitive advantages. To ensure prompt and personalized service, the Company staffs its stores with a high ratio of store personnel to customers, including a store manager, three associate managers and a staff of up to 60 full-time and part-time sales associates. Store personnel, many of whom are arts and crafts enthusiasts, assist customers with merchandise selection and project ideas. All stores are furnished with a customer service area, a counter for the free arrangement of floral merchandise, eight to ten registers to ensure quick customer checkout and a room in which classes are held up to seven days a week for adults and children on a wide variety of craft skills. The Company's stores are typically located in power strip centers with convenient parking and are easily accessible from main arteries.

         Price Leadership. The Company seeks to maintain the lowest prices on all merchandise. Buyers and store managers actively monitor competitors' prices to ensure that the Company maintains the lowest prices. The Company's policy to beat any competitor's advertised price by 10% is clearly displayed in all stores. In addition, on a weekly basis, the Company advertises select items at 20% to 40% off their everyday low prices. The Company believes that its strategy of price leadership enhances customer loyalty and provides superior value.

         Entrepreneurial Culture. Since inception, the Company has strived to foster an ownership culture and merchandising creativity at all levels of the organization. This culture allows the Company to have numerous merchandising initiatives, which, if proven successful, can be implemented very quickly throughout the Company. For example, each store manager is empowered to purchase merchandise to meet the unique needs of the local customer base. Store managers and associate managers earn incentive bonuses based upon annual increases in store profitability, and in 2000, average compensation for store managers was $98,000. The Company believes its focus on empowering and rewarding its employees helps in recruiting, hiring and retaining talented personnel.

Growth Strategy

         The Company has developed an expansion plan to become the leading arts and crafts retailer in each of its markets and plans to open at least 22 stores in 2001 and 2002. The Company has no current plans to expand through acquisitions, but may consider possible acquisitions in the future. The Company is targeting its expansion in both existing and new markets within an approximate 500-mile radius of the Company's southern New Jersey distribution center. This area contains more than 30% of the United States' population.

Merchandising

         The Company's typical store offers approximately 65,000 SKUs across 26 merchandise categories during the course of a year, with more than 45,000 SKUs offered at any one time. The merchandise offered by the Company, by major product category, is as follows:

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

                  Floral Arrangements - the Company's floral designers work with customers to make any arrangement, free of charge, from silk or dried flowers purchased from the Company. The stores also carry a large assortment of pre-made arrangements.

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

         In 2000, 1999 and 1998, floral and accessories accounted for approximately 26%, 28% and 27% of sales, respectively.

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

         In 2000, 1999 and 1998, traditional crafts accounted for approximately 29%, 29% and 30% of sales, respectively.

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

         In 2000, 1999 and 1998, art supplies and frames accounted for approximately 31%, 30% and 28% of sales, respectively.

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

         In 2000, 1999 and 1998, fashion crafts accounted for approximately 8%, 7% and 7% of sales, respectively.

         Seasonal Items

         Seasonal items include a wide range of merchandise used as decorations for all major holidays and seasons, including the two most popular holiday seasons, Christmas and Easter. Other holidays, such as Valentine's Day, St. Patrick's Day and Halloween also result in significant sales of seasonal merchandise.

         In 2000, 1999 and 1998, seasonal items accounted for approximately 6%, 7% and 8% of sales, respectively.

Purchasing

         The Company's purchasing programs are designed to support its business strategy of providing customers with the broadest and deepest selection of high quality arts and crafts merchandise at the lowest prices and maintaining high in-stock positions. In order to manage its inventory of approximately 65,000 SKUs, the Company has organized its product offerings into 26 merchandise categories. The Company's 24 person corporate buying staff develops corporate buying programs to establish the merchandise direction for the Company and creates "planograms" to provide store managers with detailed descriptions and illustrations of store layout and merchandise presentation. The Company's product offering at a store is often enhanced by merchandise purchased by that store's manager to meet the unique needs of the store's customer base. The Company monitors these purchases through vendor master file controls. In-store department managers are responsible for daily reordering of merchandise and are monitored by store managers. Ordering occurs frequently, and the Company seeks vendors who can deliver on a timely basis. Approximately 96% of merchandise orders are placed through the Company's Electronic Data Interchange ("EDI") system, which allows for the automated reordering of merchandise from most domestic vendors. Approximately 58% of orders are shipped directly from the vendor to the Company's stores. The remaining 42%, over 35% of which are floral and seasonal items, are shipped from the Company's distribution center. An early morning stocking crew unpacks deliveries and stocks merchandise before the store opens.

         The Company purchases its inventory from more than 500 vendors world-wide. The largest 25 suppliers accounted for approximately 43% of the dollar volume of the Company's purchases in 2000, and the largest supplier, SBAR'S, Inc. ("SBAR'S") accounted for approximately 19% of the dollar volume of the Company's purchases in 2000. Approximately 10% of the Company's merchandise, primarily floral and seasonal items, is imported directly from foreign manufacturers or their agents, principally in the Far East. All of the Company's overseas purchases are denominated in dollars.

         SBAR'S is a large distributor of arts and crafts merchandise, primarily to independent arts and crafts retailers. SBAR'S maintains an inventory of many of the items the Company purchases directly from other vendors, thereby allowing the Company to obtain merchandise from SBAR'S which cannot be delivered by vendors on a timely basis. SBAR'S maintains a product development and design department which assists the Company in identifying craft trends, and the Company often obtains from SBAR'S product samples and displays which are utilized in the Company's stores to generate customer interest. The Company has developed a disciplined purchasing and ordering relationship with SBAR'S, which includes daily reordering and two to five deliveries by SBAR'S per store each week, depending on the size of the store and time of the year. Merchandise purchased from SBAR'S typically has a high SKU count but small dollar volume, requires greater volume purchases from a manufacturer to obtain competitive pricing or involves a small number of SKUs from individual vendors with whom it would be impractical for the Company to establish a direct buying relationship. The Company does not have a purchase agreement or an exclusive arrangement with SBAR'S, and ordering of merchandise typically occurs through the issuance of individual purchase orders.

         The Company's buying operation is divided into two divisions. One division, headed by an Executive Vice President assisted by three buyers, handles merchandising for all floral and seasonal items. The other division, headed by a Senior Vice President assisted by a divisional merchandise manager and 10 buyers, is responsible for merchandising all other items, which comprised approximately 84% of net sales in 2000. Buyers and store management regularly attend trade shows and craft fairs to monitor industry trends and to obtain new craft ideas.

Store Format and Operations

         The Company's stores are typically located in power strip centers with convenient parking and are easily accessible from main traffic arteries. The Company's prototype store ranges in size from 20,000 to 25,000 square feet, with approximately 80% devoted to selling space and the remainder consisting of delivery, storage, classroom and office areas. Stores are typically open from 9:30 am to 9:00 pm, Monday through Saturday and from 10:00 am to 6:00 pm on Sunday.

         Stores are designed with a layout intended to lead customers through the entire store in order to expose them to all 26 merchandise categories. Merchandise is grouped to aid the customer in finding project related items. Extensive use is made of the display shelving at both ends of each aisle to present the best selling items. Generally, the center of the store contains the floral area, which includes a counter for floral arrangement and a ribbon center. Stores also contain a customer service area, eight to ten registers for quick customer checkout and a room for classes.

         Classes are regularly held on a wide variety of craft skills. Classes are taught by sales associates as well as outside professionals. Typical classes provide instruction on oil painting, cake decorating, advanced stamping, and on making bows, children's beaded necklaces and memory albums. Classes are free of charge unless there is an extensive use of materials.

         A major component of the Company's promotional strategy is its use of in-store displays and samples. Because many customers browse for new craft ideas, eye-catching displays of completed craft projects are effective at motivating impulse purchases. These displays enhance the image of store departments. Knowledgeable store personnel are available to describe displays in detail to customers and to offer assistance on related arts and crafts projects. The Company has four field design coordinators who are responsible for ensuring high quality floral displays in all stores.

         The Company's Chief Operating Officer is responsible for store operations and is assisted by the Senior Vice President, Store Operations and six Vice Presidents. Each Vice President is responsible for eight to ten stores. Each store employs up to approximately 60 full and part-time sales associates and is managed by a store manager, assisted by three associate store managers, each of whom is responsible for approximately one-third of a store's selling space. New stores are opened by the Company's new store development team which consists of the Vice President, New Store Development, a set-up-crew, and staff from the human resources and planogram departments. The Company seeks to develop the management capabilities of its managers through both Company training programs and on-the-job training. In addition, store managers and associate store managers attend several Company-sponsored conferences each year to refine and develop their skills in merchandising, merchandise trends, store operations, finance, interviewing, performance appraisals and general management. Training sessions are also held for floral designers and classroom coordinators at various times during the year.

Distribution

         The Company's objective of maintaining high in-stock positions in all merchandise categories in all store locations is supported by its distribution system. Approximately 42% of the selling value of all merchandise is delivered to stores from the Company's distribution center, 19% is delivered by SBAR'S and the balance is drop-shipped by other vendors. Deliveries are made from the Company's distribution center two or three times per week, depending on store size, during eight months of the year and three to five times during the peak selling season of September through December. The Company maintains its own leased fleet of tractors and trailers. The Company has contracted with an outside carrier to deliver to stores for which deliveries will require an overnight stay.

         The distribution center's mission is to support the Company's stores. The distribution center is used strategically to distribute merchandise which is imported, cannot be delivered by a vendor on a timely basis or in the small quantities demanded by the store ordering process or is bulky and, therefore, difficult to maintain in the stores. Also, the Company will order merchandise in large quantities for delivery to the distribution center when the vendor offers substantial volume discounts or other economic incentives.

         The Company's 250,000 square foot distribution center and adjoining 10,000 square foot office complex in Blackwood, New Jersey is leased for a term which expires in October 2004 with an option to renew for six years. Approximately one-sixth of the distribution center is used for order picking, with the balance used for receiving and bulk stock storage. The distribution center was expanded to its current size in 1998. The Company also leases an additional 150,000 square feet of warehouse space to house imported product and seasonal merchandise.

         Management of the distribution process is accomplished through the use of a distribution center management system. The system includes the use of handheld computers to record all merchandise movement throughout the distribution center and to instantly update inventory records through the use of radio frequency communication. The Company believes that this system, which operates in a paperless environment, enables the Company to enhance the tracking of inventory in the distribution center, increases the efficiency of distribution center personnel and helps ensure the distribution center's ability to maintain high in-stock positions in each of the Company's stores as the Company expands its store base.

Advertising and Promotion

         The Company creates its own advertising using photo art scanned into a Macintosh system supported by Pagemaker(R) software. The Company advertises 52 weeks per year, typically in midweek editions of local and/or regional newspapers. Approximately twelve times per year the Company runs multi-page newspaper inserts in local and regional newspapers. In addition, prior to store openings, the Company uses radio advertisements to develop customer awareness and runs special pre-opening ads, normal advertising copy and/or grand opening inserts in newspapers. In 2000, the Company's net advertising expenditures were approximately 3% of net sales.

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

         The Company believes that teachers, who often purchase arts and crafts merchandise for in-school projects, are an important customer segment. To generate goodwill, the Company offers teachers who join its Teachers Program a 10% discount on all regularly and sale priced merchandise. Over 450,000 discount cards have been issued to teachers.

         The Company's "Crafty Kids Birthday Club" and "Teen Club" are intended to develop future crafters as customers. Members of these clubs receive a birthday card containing a $5.00 gift certificate each year through their fifteenth birthday. These clubs have over 400,000 members.

Management Information Systems

         The Company operates a high speed multi-platform local area network
(LAN) and a wide area network (WAN) which support the 10 servers and 250 workstations within its distribution center and corporate offices, and the 55 remote servers and 500 remote workstations located in the stores. In 1999 the Company successfully installed a voice over frame telecommunications system over its Virtual Private Network (VPN) that links its stores to its main office and distribution center. A VPN uses virtual connectivity to give all users the look and feel of a private network with the flexibility and economics of a public network. All voice and data transmissions are passed over this VPN.

         The LAN and WAN support the Company's corporate systems which include its accounting, merchandising, store ordering and Radio Frequency (RF) warehouse management system. The Company's management information and control system has been designed to support the Company's key business objective of maintaining high in-stock merchandise positions in all of the Company's stores. This internally developed system is based upon EDI with most of the Company's vendors as well as with its distribution center. Stores electronically transmit their orders over the VPN to the corporate office where data is electronically sorted, processed and transmitted to the appropriate vendor. Orders are also fed automatically into the accounts payable system. This system captures daily purchases by SKU. The information is then used to develop planograms and is integrated into reports for the buyers and store managers.

         In August 2000 the Company completed the installation of its new Point of Sale system (POS) in all of its stores. This new POS system which includes merchandise UPC scanning at the registers along with the expansion of the Company's Radio Frequency System, allows its stores to save or re-deploy manpower that had previously been used to mark each piece of merchandise. This system also improves the speed of the check-out process at the registers, cuts down the number of pricing errors, and provides greater control over register operations. With the POS data capturing capabilities, faster and more detailed sales and margin information is now available. In 2001 the Company anticipates completing a series of reports which will allow the organization to better utilize the information captured.

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

Employees

         As of December 31, 2000, the Company had 1,276 full-time and 2,063 part-time employees. Of the total 3,339, 3,094 worked at stores, 114 at the distribution center and 131 at the corporate offices. None of the Company's employees is covered by a collective bargaining agreement, and the Company considers its relationship with its employees to be good.

Trademarks

         The Company uses the "A.C. Moore" name as a tradename and as a service mark in connection with the sale of its merchandise. The Company's "A.C. Moore" logo has been federally registered as a service mark.

Cautionary Statement Relating to Forward Looking Statements

         Certain oral statements made by management of the Company from time to time and certain statements contained herein or in other periodic reports filed by the Company with the Securities and Exchange Commission or incorporated by reference herein or therein are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), with respect to results of operations and the business of the Company. All such statements, other than statements of historical facts, including those regarding market trends, the Company's financial position and results of operations, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward-looking words or phrases including, but not limited to, "intended," "will," "should," "may," "believes," "expects," "expected," "anticipates," and "anticipated" or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on the Company's current expectations. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. These forward-looking statements represent the Company's current judgment. The Company disclaims any intent or obligation to update its forward-looking statements. Because forward-looking statements involve risks and uncertainties, the Company's actual results could differ materially. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") include those that are discussed below. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Statements.

         Risks Associated With Expansion. The Company's strategy to increase its net sales and earnings will depend in large part on its ability to open new stores and to operate them on a profitable basis. The Company opened ten stores in 2000 and anticipates opening 10-14 stores in 2001 and at least 12 stores in 2002, in both existing and new geographic markets. The opening of additional stores in an existing market could result in lower net sales from the Company's existing stores in that market. Opening stores in new geographic markets may present competitive and merchandising challenges that are different from those currently faced by the Company in its existing geographic markets. The Company may incur higher costs related to advertising and distribution in connection with entering new markets. If the Company opens stores that do not perform to the Company's expectations or if store openings are delayed, the Company's results of operations and financial condition could be materially adversely affected. The success of the Company's planned expansion will be dependent upon many factors, including the identification of suitable markets, the availability and leasing of suitable sites on acceptable terms, the availability of acceptable financing, the hiring, training and retention of qualified management and other store personnel and general economic conditions. The Company's expansion will place significant demands on the Company's management, resources, operations and existing information systems, and the Company must ensure the continuing adequacy of its financial controls, operating procedures and information systems. Also, the Company's continued growth will depend on its ability to increase sales in its existing stores. There can be no assurance that the Company will be successful in any of these areas, and, as a result, there can be no assurance that the Company will achieve its planned expansion or that new stores will be effectively integrated into the Company's existing operations or will be profitable.

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

         Small Store Base. As of December 31, 2000 the Company operated a chain of only 50 stores. The results achieved to date by the Company's relatively small store base may not be indicative of the results of the larger number of stores which the Company intends to operate in existing or new markets. Because the Company's current and planned stores are located in the mid-Atlantic, Northeast and Southeast regions, the effect on the Company of adverse events in these regions (such as weather or unfavorable regional economic conditions) may be greater than if the Company's stores were more geographically dispersed. Furthermore, due to the Company's relatively small store base, one or more unsuccessful new stores, or a decline in sales at an existing store, will have a more significant effect on the Company's results of operations than would be the case if the Company had a larger store base.

         Quarterly Fluctuations. The Company's business is affected by the seasonality pattern common to most retailers. Due to the importance of the fall selling season, which includes Halloween, Thanksgiving and Christmas, the fourth calendar quarter has historically contributed, and is expected to continue to contribute, a substantial majority of the Company's operating income for the entire year. As a result, any factors negatively affecting the Company during the fourth quarter of any year, including adverse weather and unfavorable economic conditions, would have a materially adverse effect on the Company's results of operations for the entire year. The Company's quarterly results of operations also may fluctuate based upon such factors as the timing of certain holiday seasons, the number and timing of new store openings, the amount and timing of store pre-opening expenses, the amount of net sales contributed by new and existing stores, the mix of products sold, the timing and level of markdowns, competitive factors, weather and general economic conditions.

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

         Risks Associated With Merchandising. The Company's success depends, in large part, on its ability to anticipate and respond, in a timely manner, to changing merchandise trends and consumer demands. Accordingly, any delay or failure by the Company in identifying and responding to changing merchandise trends could adversely affect consumer acceptance of the merchandise in the Company's stores. In addition, the Company makes decisions regarding merchandise well in advance of each of the seasons in which such merchandise will be sold. Significant deviations from projected demand for products would have a materially adverse effect on the Company's results of operations and financial condition, either from lost sales due to insufficient inventory or lower margins due to the need to mark down excess inventory.

         Dependence on SBAR'S. SBAR'S is the Company's largest supplier of merchandise to the Company who accounted for approximately 19% of the dollar volume of the Company's purchases in 2000. The Company's future success is dependent upon its ability to maintain a continuing good relationship with SBAR'S and its other principal suppliers. The Company does not have any purchase agreements or exclusive arrangements with SBAR'S or any other vendors, and ordering of merchandise typically occurs through the issuance of individual purchase orders. The failure to maintain such relationships could have a materially adverse effect on the Company's results of operations, financial condition and planned store expansion.

         Risks Associated with Sourcing and Obtaining Merchandise from Foreign Sources. The Company in recent years has placed increased emphasis on obtaining floral and seasonal items from overseas vendors, with approximately 10% of all merchandise being purchased from overseas vendors in 2000. A change in the competitiveness of a particular country's exports, whether due to a change in trade regulations, currency fluctuations or other reasons is likely to increase the cost of items purchased by the Company overseas or make such items unavailable with a possible resulting materially adverse effect on the Company's results of operations and financial condition.

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

         Future Capital Needs. The Company currently intends to finance the opening of new stores with cash flow from operations and borrowings. The Company plans to open 10-14 stores in 2001 and at least 12 stores in 2002. The Company expects that the average cash investment, including pre-opening expenses, required to open a store will be approximately $1,250,000. There can be no assurance that the actual cost of opening a store will not be significantly greater than that expected by the Company. The Company may be required to seek additional debt and/or equity financing in order to fund its continued expansion. There can be no assurance that such additional financing will be available on terms acceptable to the Company, if at all. In addition, the Company's ability to incur additional indebtedness or issue equity or debt securities could be limited by covenants in present and future loan agreements and debt instruments.

EXECUTIVE OFFICERS OF THE REGISTRANT

          The executive officers of the Company are currently as follows:

                  Name                      Age                                Position
                  ----                      ---                                --------

John E. (Jack) Parker.................       59     President, Chief Executive Officer and Director

Rex A. Rambo..........................       59     Executive Vice President, Chief Operating Officer

Patricia A. Parker....................       58     Executive Vice President, Merchandising and Director

Leslie H. Gordon......................       57     Executive Vice President, Treasurer and Chief Financial
                                                         Officer

Janet Parker-Vandenberg...............       38     Senior Vice President, Merchandising


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


ITEM 2. PROPERTIES.

         As of March 15, 2001, the Company operated twelve stores in Pennsylvania, nine stores in New York, eight stores each in New Jersey and Massachusetts, five stores in North Carolina, four stores in Maryland, three stores in Connecticut, two stores in Delaware, and one store in each of New Hampshire and Rhode Island, all of which are leased. In addition, the Company has five stores (two each in North Carolina and New Jersey and one in West Virginia) under lease, all of which the Company plans to open in 2001. Most store leases have an average initial term of ten years, with three five-year renewal options, and provide for predetermined escalations in future minimum annual rent or additional rent contingent upon store sales levels. The pro rata portion of scheduled rent escalations has been included in other long-term liabilities in the Company's balance sheet.

         The Company selects store sites on the basis of various factors, including physical location, demographics, anchor and other tenants, location within the center, parking and available lease terms. The Company looks for co-tenants that generate a high rate of shopping traffic, such as specialty value-oriented women's retailers, leading chain supermarkets, discount chains, home improvement centers, book stores and domestics stores. The Company believes its stores are attractive to developers because they attract high rates of customer traffic and generate above average net sales per square foot. The Company's store site selection process is headed by the Chief Operating Officer.

         The Company's 250,000 square foot distribution center and adjoining 10,000 square foot office complex in Blackwood, New Jersey is leased for a term which expires in October, 2004 with an option to renew for six years. Approximately one-sixth of the distribution center is used for order picking, with the balance used for receiving and bulk stock storage. The Company also leases an additional 150,000 square feet of warehouse space to house imported product and seasonal merchandise. That lease expires in February, 2003.


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000, through the solicitation of proxies or otherwise.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          The Company's Common Stock is traded on the NASDAQ National Market under the symbol ACMR. The following table shows the quarterly range of high and low sales prices of the Common Stock for each quarterly period within the two most recent years:

             Quarter Ended
                 2000                   High                          Low
             -------------             ------                        -----
               March 31                $7.94                         $4.63
                June 30                 7.88                          4.50
             September 30               9.50                          6.31
              December 31               8.63                          5.75

                 1999
                 ----
               March 31                $6.50                         $4.13
                June 30                 6.88                          4.50
             September 30               6.38                          4.13
              December 31               6.13                          4.00

          As of March 16, 2001, there were approximately 96 stockholders of record.

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

ITEM 6.  SELECTED FINANCIAL DATA.

         The selected Financial data for the five years ended December 31, 2000 should be read in conjunction with the Company's consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.


                                                                                Year Ended December 31,
                                                           (dollars in thousands, except per share and per square foot data)
                                                         -----------------------------------------------------------------------
                                                               2000           1999          1998          1997          1996
                                                               ----           ----          ----          ----          ----
STATEMENT OF INCOME DATA:
Net sales............................................         $262,057       $222,998      $187,005      $138,056      $109,319

Income from operations...............................           10,763          8,975         5,830         7,781         6,943

Net income...........................................            6,557          5,664         3,935         3,992         6,306

Net income per share, diluted........................             0.88           0.76          0.52          0.79          1.46

Pro forma net income(1)..............................                -             --            --         4,431         3,817

Pro forma diluted net income per share(1)............                -             --            --          0.87          0.88

Weighted average shares outstanding .................        7,444,113      7,405,000     7,517,000     5,078,000     4,326,000

BALANCE SHEET DATA:
Working capital......................................           47,168        $46,625       $42,721       $40,974       $20,597

Total assets.........................................          107,392         90,617        82,357        66,067        37,799

Long-term debt, excluding current portion............              812          1,199         1,568             -        17,748

Shareholders' equity.................................           63,681         56,972        51,171        47,086         7,492

OTHER DATA:
Cash flows from operating activities.................            6,709         $9,808      $(4,445)        $1,452        $6,653

EBITDA(2)............................................           14,592        $11,874        $8,032        $9,242        $8,088

Stores open, end of year.............................               50             40            37            25            17

Comparable store sales increase......................               3%             6%            3%            4%            5%

Average sales per store..............................            5,919         $5,915        $6,329        $6,728        $6,586

Sales per total square foot..........................            $ 271          $ 271        $  302        $  326        $  320


Footnotes on following page.

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

Overview

         The Company is a rapidly growing operator of arts and crafts stores that offers a vast assortment of traditional and contemporary arts and crafts merchandise for a wide range of customers.

         In 1995, the Company implemented a plan to build its infrastructure to position the Company for rapid future growth. By the end of 1996, the Company had recruited experienced senior retail executives in the areas of operations, merchandising and finance, made key additions in other areas such as buying, information systems, human resources and real estate, leased a new 130,000 square foot distribution center and office complex (expanded to 250,000 square feet in 1998), developed its automated ordering system to electronically link the Company with most vendors, and developed a real estate program to accommodate the Company's expansion plan. In 1996, the Company opened one new store. In 1997 and 1998, the Company continued the implementation of its expansion strategy by opening a total of 20 new stores and achieved a sales growth in the existing store base of 3% in 1998 and 4% in 1997. Newer stores, on average, do not generate the volume levels of older stores. As a result, average sales per store in 1998 of $6.3 million was lower than the average sales per store of $6.7 million in 1997, and sales per square foot of $302 in 1998 was lower than sales per square foot of $326 in 1997.

         In 1998, the Company did not meet its sales and profit objectives and as a result made the decision to slow down its store expansion so that it could concentrate on improving the operations and profits of its existing stores. In 1999, the Company opened three new stores, improved its departmental plan-o-grams and also improved its internal communications between various components of its organization. In 1999, the sales growth in existing stores was 6%. Average sales per store and sales per square foot continued to decline in 1999 to $5.9 million and $271, respectively, from the previous year due to the factors cited above.

         With the changes made by the Company in 1999, the Company re-established its aggressive opening schedule and opened 10 stores in 2000. The Company plans to open at least 22 new stores in 2001 and 2002, all within 500 miles of its southern New Jersey distribution center. This area contains more than 30% of the United States' population.

Results of Operations

         The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales:

                                                                             Year Ended December 31,
                                                               ----------------------------------------------------
                                                                 2000                 1999                   1998
                                                               --------             --------               --------
Net sales............................................            100.0%               100.0%                100.0%
Cost of sales........................................             63.3                 64.2                  63.5
                                                                  ----                 ----                  ----
Gross margin.........................................             36.7                 35.8                  36.5
Selling, general and administrative expenses.........             31.9                 31.5                  32.2
Store pre-opening expenses...........................               .7                   .3                   1.2
                                                                  ----                 ----                  ----
Income from operations...............................              4.1                  4.0                   3.1
Interest (income) expense, net.......................              0.1                 (0.0)                 (0.2)
                                                                  ----                 ----                  ----
Income before income taxes...........................              4.0                  4.0                   3.3
Provision for income taxes...........................              1.5                  1.5                   1.2
                                                                  ----                 ----                  ----
Net income...........................................              2.5%                 2.5%                  2.1%
                                                                   ===                  ===                   ===

2000 Compared to 1999

         Net Sales. Net sales increased $39.1 million, or 17.5%, to $262.1 million from $223.0 million in 1999. This increase resulted from (i) net sales of $25.2 million from 10 new stores opened during the period, (ii) net sales of $7.5 million from stores opened in 1999 not included in the comparable store base, and (iii) a comparable store sales increase of $6.4 million, or 3%. Stores are added to the comparable store base at the beginning of the fourteenth full month of operation.

         Gross Margin. Cost of sales includes the cost of merchandise, plus certain distribution and purchasing costs. Cost of sales increased $22.8 million, or 15.9%, to $165.9 million in 2000 from $143.1 million in 1999. The gross margin increased $16.3 million, or 20.4%, to $96.2 million in 2000 from $79.9 million in 1999. The gross margin increased to 36.7% of net sales in 2000 from 35.8% in 1999 mainly due to reductions in clearance sales in the fourth quarter and also reductions in costs obtained from both domestic and import suppliers.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses include (a) direct store level expenses, including rent and related operating costs, payroll, advertising, depreciation and other direct costs, and (b) corporate level costs not directly associated with or allocable to cost of sales including executive salaries, accounting and finance, corporate information systems, office facilities and other corporate expenses. Selling, general and administrative expenses increased $13.2 million, or 18.7%, in 2000 to $83.5 million from $70.3 million in 1999. Of the increase, $10.2 million was attributable to the ten stores open during 2000 which were not open during 1999 and the stores opened in 1999 not in the comparable store base. The remainder of the increase is attributable to $1.6 million in operating expenses in the comparable stores (2.7%) and $1.4 million in corporate costs. The increase in corporate costs is the result of continued expansion of the infrastructure to support the growth of the Company. As a percentage of sales, selling, general and administrative costs increased to 31.9% of net sales in 2000 from 31.5% of net sales in 1999. This increase is primarily due to the new stores which, on average, have higher operating costs as a percent of sales than older stores.

         Store pre-Opening Expenses. The Company expenses store pre-opening costs as incurred. Pre-opening expenses for the ten new stores opened in 2000 amounted to $1.9 million. In 1999, the Company opened 3 stores and had pre-opening expenses of $609,000.

         Interest Expense. Interest expense was $345,000 for 2000, an increase of $173,000 from 1999. This increase was the result of greater short-term bank borrowings as compared with 1999.

         Interest Income. Interest income was $158,000 in 2000, a decrease of $53,000 from 1999. The decrease was due to lower cash investments as monies received from the sale of common shares in 1997 have been used to fund the Company's growth.

         Income Taxes. For 2000, the effective tax rate was 38.0%, .8% greater than the effective rate in 1999 due to the level of income which moved the Company into a higher federal income tax bracket.

1999 Compared to 1998

         Net Sales. Net sales increased $36.0 million, or 19.2%, to $223.0 million from $187.0 million in 1998. This increase resulted from (i) net sales of $4.1 million from three new stores opened during the period, (ii) net sales of $21.1 million from stores opened in 1998 not included in the comparable store base, and (iii) a comparable store sales increase of $10.8 million, or 6%. Stores are added to the comparable store base at the beginning of the fourteenth full month of operation.

         Gross Margin. Cost of sales increased $24.4 million, or 20.5%, to $143.1 million in 1999 from $118.7 million in 1998. The gross margin increased $11.6 million, or 17.1%, to $79.9 million in 1999 from $68.3 million in 1998. The gross margin decreased to 35.8% of net sales in 1999 from 36.5% in 1998 mainly due to competitive discounting in the marketplace.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $10.1 million, or 16.8%, in 1999 to $70.3 million from $60.2 million in 1998. Of the increase, $9.8 million was attributable to the three stores open during 1999 which were not open during 1998 and the stores opened in 1998 not in the comparable store base. The remainder of the increase is attributable to $200,000 in operating expenses in the comparable stores and $100,000 in corporate costs. As a percentage of sales, selling, general and administrative costs decreased to 31.5% of net sales in 1999 from 32.2% of net sales in 1998. This decrease is primarily due to leveraging of corporate general and administrative expenses.

         Store pre-Opening Expenses. Pre-opening expenses for the three new stores opened in 1999 amounted to $609,000. In 1998, the Company opened 12 stores and had pre-opening expenses of $2.2 million.

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

         The Company's quarterly results of operations also may fluctuate based upon such factors as the timing of certain holiday seasons, the number and timing of new store openings, the amount of store pre-opening expenses, the amount of net sales contributed by new and existing stores, the mix of products sold, the timing and level of markdowns, competitive factors, weather and general economic conditions.

         Set forth below is certain summary information with respect to the Company's operations for the most recent eight fiscal quarters:


                                                           First          Second           Third            Fourth
                                                          Quarter         Quarter         Quarter          Quarter
                                                        ------------    ------------    ------------     -------------
                                                                   (in thousands except per share amounts)
Year ended December 31, 2000
      Net sales....................................         $52,783         $55,186        $60,906            $93,182
      Income (loss) from operations................             167              36              2             10,558
      Income (loss) before income taxes............             233              24           (147)            10,466
      Net income (loss)............................             144              15            (91)             6,489
      Net income (loss) per share, diluted.........             .02             .00           (.01)               .87
      Weighted average shares outstanding..........           7,411           7,435          7,472              7,463

Year ended December 31, 1999
      Net sales....................................         $48,136         $45,460        $50,245            $79,157
      Income (loss) from operations................             700            (268)           (82)             8,625
      Income (loss) before income taxes............             771            (258)          (130)             8,631
      Net income (loss)............................             470            (157)           (79)             5,430
      Net income (loss) per share, diluted.........            0.06           (0.02)         (0.01)               .73
      Weighted average shares outstanding..........           7,405           7,405          7,405              7,405




Liquidity and Capital Resources

         The Company's cash needs are primarily for working capital to support its inventory requirements and capital expenditures, pre-opening expenses and beginning inventory for new stores.

         At December 31, 2000 and 1999, the Company's working capital was $47.2 million and $46.6 million, respectively. During 2000 and 1999 cash of $6.7 million and $9.8 million was generated by operations, respectively. In 2000 and 1999, $13.5 million and $4.9 million of cash, respectively, was used to increase inventory levels to support both new and existing stores. In these periods, part of the inventory increase was financed through increases in accounts payable of $8.1 million and $2.6 million, respectively.

         Net cash used in investing activities during 2000 and 1999 was $10.6 million and $1.7 million, respectively. This use of cash was attributed to capital expenditures of $10.6 million in 2000 and $5.5 million in 1999. In 1999 capital expenditures included $2.5 million for new store openings and for major renovations in existing stores and $2.0 million relating to point of sale and other systems development. In 2000 capital expenditures related principally to new store openings and the implementation of the point of sale system. In 1999, the Company received the proceeds of $3.9 million of marketable securities. In 2001, the Company expects to spend approximately $11.0 million on capital expenditures, which includes approximately $9.0 million for new store openings and the remainder for remodeling and systems in existing stores, warehouse equipment and systems development.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                         A.C. MOORE ARTS & CRAFTS, INC.

                                                                          Page
                                                                          ----
Report of Independent Accountants.....................................     27

Consolidated Balance Sheets at December 31, 2000 and 1999.............     28

Consolidated Statements of Income for each of the three years
         in the period ended December 31, 2000........................     29

Statements of Changes in Shareholders' Equity for each of the
         three years in the period ended December 31, 2000............     30

Consolidated Statements of Cash Flows for each of the three
         years in the period ended December 31, 2000..................     31

Notes to Consolidated Financial Statements............................     32

                        Report of Independent Accountants


To the Board of Directors and Shareholders of A.C. Moore Arts & Crafts, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of A.C. Moore Arts & Crafts, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
February 21, 2001

                         A.C. MOORE ARTS & CRAFTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                                                          December 31
                                                                                 -----------------------------
                                                                                    2000                1999
                                                                                 ----------          ---------
                                 ASSETS
Current assets:
     Cash and cash equivalents...........................................        $   10,310          $  14,553
     Accounts receivable.................................................               830                491
     Inventories.........................................................            72,786             59,327
     Prepaid expenses and other current assets...........................             1,222                903
                                                                                 ----------          ---------
                                                                                     85,148             75,274

Property and equipment, net..............................................            21,517             14,711
Other assets.............................................................               727                632
                                                                                 ----------          ---------
                                                                                 $  107,392          $  90,617
                                                                                 ==========          =========


                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of capitalized leases...............................          $    389           $    369
     Trade accounts payable..............................................            26,237             20,224
     Accrued payroll and payroll taxes...................................             3,822              3,019
     Accrued expenses....................................................             4,274              3,005
     Income taxes payable................................................             3,258              2,032
                                                                                 ----------          ---------
                                                                                     37,980             28,649
                                                                                 ----------          ---------
Long-term liabilities:
     Capitalized equipment leases........................................               812              1,199
     Deferred tax liability..............................................             2,320              1,720
     Other long-term liabilities.........................................             2,599              2,077
                                                                                 ----------          ---------
                                                                                      5,731              4,996
                                                                                 ----------          ---------
                                                                                     43,711             33,645
                                                                                 ----------          ---------

Commitments and contingencies

Shareholders' equity:
     Preferred stock, no par value, 5,000,000 shares
     authorized, none issued.............................................                --                 --


     Common stock, no par value, 20,000,000 shares
     authorized, 7,415,333 outstanding at December 31,
     2000 and 7,405,000 shares at December 31, 1999......................            43,268             43,116

     Retained earnings...................................................            20,413             13,856
                                                                                 ----------          ---------
                                                                                     63,681             56,972
                                                                                 ----------          ---------
                                                                                 $  107,392          $  90,617
                                                                                 ==========          =========

        The accompanying notes are an integral part of these consolidated financial statements.

                         A.C. MOORE ARTS & CRAFTS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in thousands except per share data)


                                                                                December 31,
                                                               -------------------------------------------------
                                                                  2000               1999                1998
                                                               ----------         ---------           ----------
Net sales............................................          $  262,057         $ 222,998           $  187,005
Cost of sales (including buying and
   distribution costs)...............................             165,850           143,078              118,727
                                                               ----------         ---------           ----------
Gross margin.........................................              96,207            79,920               68,278
Selling, general and administrative expenses.........              83,516            70,336               60,214
Store pre-opening expenses...........................               1,928               609                2,234
                                                               ----------         ---------           ----------
Income from operations...............................              10,763             8,975                5,830
   Interest expense..................................                 345               172                   66
   Interest income...................................                (158)             (211)                (471)
                                                               ----------         ---------           ----------
Income before income taxes...........................              10,576             9,014                6,235
  Provision for income taxes ........................               4,019             3,350                2,300
                                                               ----------         ---------           ----------
Net income...........................................          $    6,557         $   5,664           $    3,935
                                                               ==========         =========           ==========
Basic net income per share...........................          $     0.89         $    0.76           $     0.53
                                                               ==========         =========           ==========
Weighted average shares outstanding..................           7,405,897         7,405,000            7,405,000

Diluted net income per share.........................          $     0.88         $    0.76            $    0.52
                                                               ==========         =========           ==========
Weighted average shares outstanding
   plus impact of stock options......................           7,444,113         7,405,000            7,517,000



        The accompanying notes are an integral part of these consolidated financial statements.

                          A.C. MOORE ARTS & CRAFTS INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (in thousands)


                                                                   Common              Retained
                                               Shares               Stock              Earnings             Total
                                            --------------     ----------------    -----------------     -------------
Balance, December 31, 1997..............        7,405,000               42,829                4,257            47,086
Net income..............................               --                   --                3,935             3,935
Compensation expense related to
         stock options..................               --                  150                   --               150
                                                ---------               ------               ------            ------
Balance, December 31, 1998..............        7,405,000               42,979                8,192            51,171
Net income .............................               --                   --                5,664             5,664
Compensation expense related to
         stock options..................               --                  137                   --               137
                                                ---------               ------               ------            ------

Balance, December 31, 1999..............        7,405,000               43,116               13,856            56,972
Net income .............................               --                   --                6,557             6,557
Compensation expense related to
         stock options..................               --                  102                   --               102
Exercise of stock options ..............           10,333                   50                    -                50
                                                ---------               ------               ------            ------
Balance, December 31, 2000..............        7,415,333               43,268               20,413            63,681
                                                =========               ======               ======            ======

   The accompanying notes are an integral part of these financial statements.

                         A.C. MOORE ARTS & CRAFTS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                                      Year Ended December 31,
                                                                            -----------------------------------------------
                                                                              2000                1999               1998
                                                                            --------           ---------           --------
Cash flows from operating activities:
Net income                                                                  $  6,557           $   5,664           $  3,935
Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
         Depreciation and amortization............................             3,829               2,899              2,202
         Compensation expense related to stock options............               102                 137                150
         Provision for deferred income taxes......................               600                 739                151
         Changes in assets and liabilities:
               Accounts receivable................................              (339)                378               (738)
               Inventories........................................           (13,459)             (4,948)           (17,357)
               Prepaid expenses and other current assets..........              (319)                177               (177)
               Accounts payable, accrued payroll and
                 payroll taxes and accrued expenses...............             8,085               2,582              6,745
               Income taxes payable...............................             1,226               1,791                241
               Other long-term liabilities........................               522                 416                431
               Other..............................................               (95)                (27)               (28)
                                                                            --------           ---------           --------
Net cash provided by (used in) operating activities...............             6,709               9,808             (4,445)
                                                                            --------           ---------           --------
Cash flows from investing activities:
         Capital expenditures.....................................           (10,635)             (5,526)            (4,682)
         Proceeds from maturity of marketable securities..........                 -               3,865              4,004
         Investment in marketable securities......................                 -                  --             (3,950)
                                                                            --------           ---------           --------
Net cash (used in) investing activities...........................           (10,635)             (1,661)            (4,628)
                                                                            --------           ---------           --------
Cash flows from financing activities:
         Proceeds from exercise of stock options..................                50                  --                 --
         Proceeds from bank overdraft.............................                 -                  --              2,719
         Repayment of bank overdraft..............................                 -              (2,719)                --
         Proceeds from short-term debt............................             9,750               9,500              3,606
         Repayment of short-term debt.............................            (9,750)             (9,500)            (3,606)
         Repayment of capital leases..............................              (367)               (350)                (6)
                                                                            --------           ---------           --------
Net cash provided by (used in) financing activities...............              (317)             (3,069)             2,713
                                                                            --------           ---------           --------
Net increase (decrease) in cash and cash equivalents..............            (4,243)              5,078             (6,360)
Cash and cash equivalents at beginning of year....................            14,553               9,475             15,835
                                                                            --------           ---------           --------
Cash and cash equivalents at end of year..........................          $ 10,310           $  14,553           $  9,475
                                                                            ========           =========           ========
Supplemental cash flow information:
Cash paid during the year for:
         Interest ................................................          $    339           $     171           $     68
                                                                            ========           =========           ========
         Income taxes ............................................          $  2,249           $     701           $  2,180
                                                                            ========           =========           ========

       The accompanying notes are an integral part of these consolidated financial statements.

                         A.C. MOORE ARTS & CRAFTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Summary of Significant Accounting Policies

Organization and basis of presentation. A.C. Moore Arts & Crafts, Inc. became a holding company in July 1997 by incorporating in Pennsylvania and exchanging its common stock for all of the capital stock of A.C. Moore Inc. held by its shareholders. The consolidated financial statements include the accounts of A.C. Moore Arts & Crafts, Inc. and its wholly owned subsidiaries (collectively the "Company"). All intercompany accounts and transactions have been eliminated. As of December 31, 2000, the Company operated a 50-store chain of retail arts and crafts stores in the eastern region of the United States.

Cash and cash equivalents. Cash and cash equivalents are stated at cost, which approximates market value. Cash equivalents include only securities having an original maturity of three months or less.

Concentration of credit risk. Financial instruments, which potentially subject the Company to concentrations of credit risk, are cash and cash equivalents. The Company limits its credit risk by placing its investments in highly rated, highly liquid funds.

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

Revenue recognition. Revenue is recognized at point of retail sale.

Store pre-opening expenses. Direct incremental costs incurred to prepare a store for opening are charged to expense as incurred.

Advertising costs. The costs incurred for advertising are expensed the first time the advertising takes place and are offset by reimbursements received under cooperative advertising programs with certain vendors. Net advertising expense during 2000, 1999 and 1998 was $6,518,000, $6,305,000 and $5,748,000,
respectively.

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

2. Earnings Per Share

The following is a reconciliation of the denominators of the basic and diluted earnings per share computations:

                                                  Year Ended December 31,
                                        --------------------------------------
                                         2000             1999           1998
                                        ------        --------------     -----
                                                      (in thousands)
Basic...............................     7,406            7,405          7,405
Effect of dilutive options..........        38                -            112
                                         -----            -----          -----
Diluted.............................     7,444            7,405          7,517
                                         =====            =====          =====

Options in excess of the fair market value have not been considered as dilutive options.

3. Property and Equipment

Property and equipment consists of:
                                                             December 31,
                                                        ----------------------
                                                          2000           1999
                                                        -------        -------
                                                            (in thousands)
Furniture, fixtures and equipment...................... $29,725        $20,865
Leasehold improvements.................................     599            599
Equipment for future stores............................   2,489            897
Capital leases.........................................   1,924          1,924
                                                        -------        -------
                                                         34,737         24,285
Less:  Accumulated depreciation and amortization.......  13,220          9,574
                                                        -------        -------
                                                        $21,517        $14,711
                                                        =======        =======

4. Financing Agreement

The Company has a financing agreement through April 1, 2002 with a bank which provides a $25,000,000 revolving credit facility. The agreement is collateralized by all of the Company's assets and bears elective interest rates which vary based upon the bank's prime rate or LIBOR. Available amounts under this facility are reduced by amounts outstanding under capital lease obligations with the bank. There were no amounts outstanding at December 31, 2000 or 1999 under the revolving line of credit.

5. Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. As of December 31, 2000 and 1999, the deferred tax liability of $2,320,000 and $1,720,000, respectively comprised principally temporary differences related to depreciation.

A reconciliation of income tax expense at the federal income tax rate to the income tax provision is as follows:

                                                              Year Ended December 31,
                                                      -----------------------------------------
                                                       2000              1999             1998
                                                      ------      --------------         ------
                                                                  (in thousands)
    U.S. federal taxes at statutory rate...........   $3,701            $3,065           $2,120
    State and local taxes, net.....................      206               193               32
    Non-deductible stock option expense............       31                47               51
    Other..........................................       81                45               97
                                                      ------            ------           ------
    Income tax provision...........................   $4,019            $3,350           $2,300
                                                      ======            ======           ======

The income tax provision consists of the following:

                                                                Year Ended December 31,
                                                      -----------------------------------------
                                                       2000              1999             1998
                                                      ------            ------           ------
    Current tax expense:
         Federal  .................................   $3,254            $2,566           $2,139
         State    .................................      165                45               10
                                                      ------            ------           ------
             Total current.........................    3,419             2,611            2,149
                                                      ------            ------           ------

    Deferred tax expense:
         Federal - current year....................      448               526              112
         State    .................................      152               213               39
                                                      ------            ------           ------
             Total deferred........................      600               739              151
                                                      ------            ------           ------
             Total income tax provision............   $4,019            $3,350           $2,300
                                                      ======            ======           ======

6. Shareholders' Equity

The Company has authorized 5,000,000 shares of undesignated preferred stock. The Company may issue preferred stock in one or more series by vote of its Board of Directors having the dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices and liquidation preferences approved by the Board of Directors.

At December 31, 2000, under the Company's Employee, Director and Consultant Stock Option Plan (the "1997 Plan"), the Company may grant up to 1,000,000 shares of common stock. Stock options expire ten years from the date of grant and vest ratably over a three year period. Shares available for future grants amounted to 198,384 at December 31, 2000 and 334,700 at December 31, 1999.

For 2000, 1999 and 1998, the Company's stock option activity is summarized below:


                                          2000                          1999                          1998
                                --------------------------    -------------------------     -------------------------
                                               Weighted                     Weighted                      Weighted
                                               Average                      Average                       Average
                                               Exercise                     Exercise                      Exercise
                                 Options       Price           Options      Price            Options      Price
                                ----------     -----------    ----------    -----------     ----------    -----------
Outstanding at beginning
     of year                      665,300       $  9.31       507,000        $ 10.80        386,500        $  9.00
Granted                           184,200          7.88       203,900           5.62        152,150          15.21
Forfeited                          47,884         10.88        45,600           9.59         31,650           9.94
Exercised                          10,333          4.78            -              -              -              -
                                  -------       -------       -------        -------        -------        -------
Outstanding at end of year        791,283       $  7.21       665,300        $  9.31        507,000        $ 10.80
                                  =======       =======       =======        =======        =======        =======
Exercisable at end of year        405,268        $10.17       279,385        $ 10.00        119,833        $  9.00
                                  =======       =======       =======        =======        =======        =======

Exercise prices for options outstanding as of December 31, 2000 and the weighted average remaining contractual life of the option is as follows.


                  Exercise Price                   Number of Options                Remaining Life
         ---------------------------------    ----------------------------    ---------------------------
                 $  4.75 -  5.75                        174,183                       8.5 years
                 $  7.88 -  9.00                        502,300                       7.7 years
                 $ 13.38 - 15.38                        114,800                       7.5 years


Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant date for awards under those plans, consistent with the requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," net income and earnings per share would have been reduced to the following pro-forma amounts:



                                                         2000                   1999                1998
                                                   -----------------     -----------------    ----------------
Net income                -- As reported                $ 6,557,000           $ 5,664,000         $ 3,935,000
                          -- Pro forma                  $ 5,713,000             4,962,000           3,341,000

Basic earnings per share  -- As reported                $       .89           $       .76         $       .53
                          -- Pro forma                  $       .77                   .67                 .45

Diluted earnings per share-- As reported                $       .88           $       .76         $       .52
                          -- Pro forma                  $       .77                   .67                 .45



The pro forma results may not be representative of the effects on reported operations for future years. The fair value of the options was calculated using a Black-Scholes options pricing model with the following weighted-average assumptions: risk-free interest rate of 6.3% for 2000, 5.7% for 1999 and 5.1% for 1998; no dividend yield; and a weighted average expected life of the options of seven years. In accordance with the provisions of SFAS No. 123 the expected stock price volatility was 46.6% for 2000 and 54.6% for both 1999 and 1998.

Effective September 15, 1997, options to purchase 444,500 shares of common stock were granted under the 1997 Plan at an exercise price per share of $9.00 with an exercise term of ten years. The estimated fair value of the shares on the measurement date was $10.20. The related compensation expense is being amortized ratably over the three year vesting period. At December 31, 1999, unearned compensation included in stockholders' equity was $102,000. At December 31, 2000, all such compensation has been recognized.

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

7. Retirement Plan

In January 1999 the Company established a 401(k) savings plan (the "401(k) Plan") for eligible team members. Participation in the 401(k) Plan is voluntary and available to any team member who is 21 years of age and has completed a three month eligibility period. Participants may elect to contribute up to 20% of their compensation. In accordance with the provisions of the 401(k) Plan, the Company makes a matching contribution to the account of each participant in an amount equal to 25% of the first 6% of eligible compensation contributed by each participant with a maximum match of $1,500. The Company's matching contribution expense for 2000 was $170,000 and for 1999 was $168,000.

8. Commitments and Contingencies

Commitments

The Company leases its retail stores, administrative offices and warehouse facilities under noncancelable operating leases. The lease for the administrative offices and distribution center has an initial lease term of six years with a six-year renewal option. Most store leases have an average initial term of ten years, with three five year renewal options, and provide for predetermined escalations in future minimum annual rent or additional rent contingent upon store sales levels. The pro rata portion of scheduled rent escalations has been included in other long-term liabilities in the accompanying balance sheet. For the years 2000 and 1999 the amount of accrued rent expense recognized over the amount paid were $522,000 and $416,000, respectively and has been included in other long-term liabilities in the accompanying consolidated balance sheet.

         Rent expense under operating leases consists of:


                                               Year Ended December 31,
                                        --------------------------------------
                                          2000            1999           1998
                                        -------      -------------     -------
                                                     (in thousands)
Minimum rentals ....................    $12,883            $10,846      $8,218
Contingent payments ................        118                146         188
                                        -------            -------      ------
                                        $13,001            $10,992      $8,406
                                        =======            =======      ======


In 2000, the Company entered into six leases for stores to open in 2001.

Future minimum lease payments (including those for unopened stores) as of December 31, 2000 for non-cancelable operating leases with terms in excess of one year are as follows (in thousands):

         2001................................................    $ 15,518
         2002................................................      15,949
         2003................................................      15,538
         2004................................................      14,053
         2005................................................      13,324
         Thereafter..........................................      68,871
                                                                 --------
            Total minimum future rentals...................      $143,253
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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information concerning the directors of the Company is set forth in the Proxy Statement to be delivered to shareholders in connection with the Company's 2001 Annual Meeting of Shareholders (the "Proxy Statement") under the heading "Election of Directors," which information is incorporated herein by reference. The name, age and position of each executive officer of the Company is set forth under the heading "Executive Officers of the Registrant" in Item 1 of this report, which information is incorporated herein by reference.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this Annual Report on Form
    10-K:

   (1)      Financial Statements:

            Report of Independent Accountants

            Consolidated Balance Sheets at December 31, 2000 and 1999

            Consolidated Statements of Income for each of the three years in the period ended December 31, 2000

            Statements of Changes in Shareholders' Equity for
                     each of the three years in the period ended
                     December 31, 2000

            Consolidated Statements of Cash Flows for each of the
                     three years in the period ended December 31,
                     2000

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

                         A.C. MOORE ARTS & CRAFTS, INC.

Date: March 19, 2001                       By: /s/ John E. Parker
                                               --------------------------------
                                               John E. Parker, President and
                                               Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              SIGNATURE                                   CAPACITY                            DATE
-----------------------------------------------------------------------------------------------------------

/s/ John E. Parker                      President, Chief Executive Officer, and          March 19, 2001
--------------------------------------  Director (Principal Executive Officer)
John E. Parker


/s/ Leslie H. Gordon                    Executive Vice President and Chief               March 19, 2001
--------------------------------------  Financial Officer (Principal Financial and
Leslie H. Gordon                        Accounting Officer)

/s/ William Kaplan                      Chairman of the Board                            March 19, 2001
--------------------------------------
William Kaplan

/s/ Patricia A. Parker                  Director                                         March 19, 2001
--------------------------------------
Patricia A. Parker

/s/ Richard Lesser                      Director                                         March 19, 2001
--------------------------------------
Richard Lesser

/s/ Richard J. Bauer                    Director                                         March 19, 2001
--------------------------------------
Richard J. Bauer

/s/ Richard J. Drake                    Director                                         March 19, 2001
--------------------------------------
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