Form 10-Q
period 2001-03-31
A C MOORE ARTS & CRAFTS INC
filed 2001-05-07
CIK 1042809

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001

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
 Yes X              No
    ------            ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                          Outstanding at May 4, 2001
-----                                          ----------------------------

Common Stock, no par value                             7,425,833

                         A.C. MOORE ARTS & CRAFTS, INC.

                                TABLE OF CONTENTS
                                                                          Page
                                                                         Number
PART I: FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of March 31, 2001
                  and December 31, 2000                                     3

                  Consolidated Statements of Income for the three
                  months ended March 31, 2001 and 2000                      4

                  Consolidated Statements of Cash Flows for the three
                  months ended March 31, 2001 and 2000                      5

                  Notes to Consolidated Financial Statements                6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       7

         Item 3.  Quantitative and Qualitative Disclosure About
                  Market Risk                                               9

PART II: OTHER INFORMATION

         Item 1.  Legal Proceedings                                        10

         Item 2.  Changes in Securities and Use of Proceeds                10

         Item 3.  Defaults Upon Senior Securities                          10

         Item 4.  Submission of Matters to a Vote of Security Holders      10

         Item 5.  Other Information                                        10

         Item 6.  Exhibits and Reports on Form 8-K                         10

SIGNATURES                                                                 11

                         A.C. MOORE ARTS & CRAFTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                          March 31,          December 31,
                                                                            2001                    2000
                                                                      -----------------      -------------------
                                                                         (Unaudited)
                        ASSETS

Current assets:
   Cash and cash equivalents                                          $           1,918      $            10,310
   Inventories                                                                   76,233                   72,786
   Prepaid expenses and other current assets                                      1,984                    2,052
                                                                      -----------------      -------------------
                                                                                 80,135                   85,148

Property and equipment, net                                                      23,202                   21,517
Other assets                                                                        743                      727
                                                                      -----------------      -------------------
                                                                      $         104,080      $           107,392
                                                                      =================      ===================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Short-term debt                                                    $           4,750      $                -
   Current portion of capital leases                                                389                      389
   Accounts payable to trade and others                                          22,814                   26,237
   Accrued payroll and payroll taxes                                              2,367                    3,822
   Accrued expenses                                                               4,023                    4,274
   Income taxes payable                                                             308                    3,258
                                                                      -----------------      -------------------
                                                                                 34,651                   37,980
                                                                      -----------------      -------------------

Long-term liabilities:
   Capital leases                                                                   717                      812
   Deferred taxes                                                                 2,320                    2,320
   Other long-term liabilities                                                    2,725                    2,599
                                                                      -----------------      -------------------
                                                                                  5,762                    5,731
                                                                      -----------------      -------------------
                                                                                 40,413                   43,711
                                                                      -----------------      -------------------

SHAREHOLDERS' EQUITY

Preferred stock, no par value, 5,000,000 shares                                     --                       --
   authorized, none issued

Common stock, no par value, 20,000,000 shares
   authorized, 7,425,500 shares outstanding at March 31,                         43,316                   43,268
   2001 and 7,415,333 outstanding at December 31, 2000

Retained earnings                                                                20,351                   20,413
                                                                      -----------------      -------------------
                                                                                 63,667                   63,681
                                                                      -----------------      -------------------
                                                                      $         104,080      $           107,392
                                                                      =================      ===================

   See accompanying notes to financial statements

                         A.C. MOORE ARTS & CRAFTS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in thousands, except per share data)
                                   (unaudited)


                                                                        Three months ended
                                                                            March 31,
                                                            ------------------------------------------
                                                                   2001                    2000
                                                            ------------------      ------------------

Net sales                                                   $          66,423       $          52,783

Cost of sales (including buying
   and distribution costs)                                             41,978                  33,375
                                                            ------------------      ------------------
Gross Margin                                                           24,445                  19,408
Selling, general and administrative expenses                           23,439                  18,596
Store pre-opening expenses                                              1,075                     645
                                                            ------------------      ------------------
Income (loss) from operations                                             (69)                    167
   Net interest  expense (income)                                          32                     (66)
                                                            ------------------      ------------------
Income (loss) before income taxes                                        (101)                    233
   Income tax expense (benefit)                                           (39)                     89
                                                            ------------------      ------------------
Net income (loss)                                           $             (62)      $             144
                                                            ==================      ==================

Basic net income (loss) per share                           $           (0.01)      $            0.02
                                                            ==================      ==================

Weighted average shares outstanding                                 7,422,958               7,405,000
                                                            ==================      ==================

Diluted net income (loss) per share                         $           (0.01)      $            0.02
                                                            ==================      ==================

Weighted average shares outstanding plus
   impact of stock options                                          7,505,850               7,411,000
                                                            ==================      ==================


  See accompanying notes to financial statements

                         A.C. MOORE ARTS & CRAFTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)



                                                                              Three months ended
                                                                                   March 31,
                                                                             --------------------
                                                                               2001        2000
                                                                             --------    --------
Cash flows from operating activities:
Net income (loss)                                                            $    (62)   $    144

Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
   Depreciation and amortization                                                1,134         834
   Compensation expense related to stock options                                 --            34
   Changes in assets and liabilities:
        Inventories                                                            (3,447)     (2,153)
        Prepaid expenses and other current assets                                  68         (94)
        Accounts payable, accrued payroll
            payroll taxes and accrued expenses                                 (7,326)     (6,256)
        Income taxes payable                                                   (2,950)     (1,810)
        Other long-term liabilities                                               126         111
        Other                                                                     (23)          3
                                                                             --------    --------
Net cash (used in) operating activities                                       (12,480)     (9,187)
                                                                             --------    --------

Cash flows (used in) investing activities: Capital expenditures                (2,812)     (2,757)
                                                                             --------    --------

Cash flows from financing activities:
   Proceeds from bank overdraft                                                 2,197         223
   Proceeds from line of credit                                                 4,750        --
   Exercise of stock options                                                       48        --
   Repayment of capital leases                                                    (95)        (89)
                                                                             --------    --------

Net cash provided by financing activities                                       6,900         134
                                                                             --------    --------

Net (decrease) in cash                                                         (8,392)    (11,810)

Cash and cash equivalents at beginning of period                               10,310      14,553
                                                                             --------    --------

Cash and cash equivalents at end of period                                   $  1,918    $  2,743
                                                                             ========    ========

  See accompanying notes to financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) Basis of Presentation

The consolidated financial statements included herein include the accounts of A.C. Moore Arts & Crafts, Inc. and its wholly owned subsidiaries (collectively the "Company"). The Company is a chain of 54 retail superstores selling arts and crafts merchandise. The stores are located throughout the Eastern United States.

These financial statements have been prepared by management without audit and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Due to the seasonality of the Company's business, the results for the interim periods are not necessarily indicative of the results for the year. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. In the opinion of management, all such adjustments are of a normal and recurring nature.

(2) Management Estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported period and related disclosures. Significant estimates made as of and for the three month periods ended March 31, 2001 and 2000 include provisions for shrinkage, capitalized buying, warehousing and distribution costs related to inventory and markdowns of merchandise inventories. Actual results could differ from those estimates.

(3) New Accounting Standard

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires that all derivative financial instruments be recognized as either assets or liabilities in the balance sheet. SFAS No. 133, which was effective for the Company's first quarter of 2001, has not had a material impact on the Company's consolidated results of operation, financial position or cash flows.

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

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales and the number of stores open at the end of each such period:


                                                       Three months
                                                      ended March 31,
                                               ----------------------------
                                                 2001             2000
                                               -----------     ------------

Net sales                                        100.0  %          100.0  %

Cost of sales                                     63.2  %           63.2  %
                                               -----------     ------------

Gross margin                                      36.8  %           36.8  %
Selling, general and
   administrative expenses                        35.3  %           35.2  %
Store pre-opening expenses                         1.6  %            1.3  %
                                               -----------     ------------
Income (loss) from operations                     (0.1) %            0.3  %
Net interest expense (income)                      0.1  %           (0.1) %
                                               -----------     ------------

Income (loss) before income taxes                 (0.2) %            0.4  %
Income tax expense (benefit)                      (0.1) %            0.1  %
                                               -----------     ------------
Net income (loss)                                 (0.1) %            0.3  %
                                               ===========     ============

Number of stores open at end of period              53                  42

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

        Net Sales. Net sales increased $13.6 million, or 25.8%, to $66.4 million in the three months ended March 31, 2001 from $52.8 million in the comparable 2000 period. This increase resulted from (i) net sales of $2.2 million from three new stores opened during the period, (ii) net sales of $9.6 million from superstores opened in 2000 not included in the comparable store base, and (iii) a comparable store sales increase of $1.8 million, or 4%. Stores are added to the comparable store base at the beginning of the fourteenth full month of operation.

        Gross Margin. Cost of sales includes the cost of merchandise, plus certain distribution and purchasing costs. Cost of sales increased $8.6 million, or 25.8%, to $42.0 million in the three months ended March 31, 2001 from $33.4 million in the three months ended March 31, 2000. The gross margin increased $5.0 million, or 26.0%, to $24.4 million in the three months ended March 31, 2001 from $19.4 million in the three months ended March 31, 2000. The gross margin was 36.8% of net sales in both the three months periods ended March 31, 2001 and March 31, 2000.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses include (a) direct store level expenses, including rent and related operating costs, payroll, advertising, depreciation and other direct costs, and (b) corporate level costs not directly associated with or allocable to cost of sales including executive salaries, accounting and finance, corporate information systems, office facilities and other corporate expenses. Selling, general and administrative expenses increased $4.8 million, or 26.0%, in the three months ended March 31, 2001 to $23.4 million from $18.6 million in the three months ended March 31, 2000. Of the increase, $4.0 million was attributable to the superstores open in 2001 which were not open during 2000 and the superstores opened in 2000 not in the comparable store base. Of the remainder, $400,000 is due to increases in the comparable superstores (2.6%) and $400,000 is attributable to the increase in corporate costs to support the growth of the Company. As a percentage of sales, selling, general and administrative costs increased to 35.3% of net sales in the three months ended March 31, 2001 from 35.2% of net sales in the three months ended March 31, 2000. This increase is primarily due to the newer stores, which, on average, have higher operating costs as a percent of sales than older stores.

        Store pre-opening Expense. The Company expenses store pre-opening expense as incurred. Pre- opening expense for the three new superstores opened in the first quarter of 2001, the two new stores which opened in April and one store which was relocated amounted to $1.1 million. In the first quarter of 2000, the Company incurred store pre-opening costs of $645,000 related to the two stores opened in that quarter and two stores which opened in the second quarter.

        Net Interest Expense (Income). In the first quarter of 2001 the Company had net interest expense of $32,000 compared with interest income of $66,000 in 2000. The change is due to the use of short-term borrowing to fund the new stores added in 2000 and 2001.

        Income Taxes. The Company's effective income tax rate was 38.6% for the first quarter ended March 31, 2001 and 38.2% for the first quarter ended March 31, 2000.

Liquidity and Capital Resources.

        The Company's cash needs are primarily for working capital to support its inventory requirements and capital expenditures, pre-opening costs and beginning inventory for new superstores.

        At March 31, 2001 and December 31, 2000 the Company's working capital was $45.5 million and $47.2 million, respectively. Cash used in operations was $12.5 million for the three months ended March 31, 2001 as a result of the seasonal reduction of accounts payable and accrued payroll in the amount of $7.3 million and an increase in inventory of $3.4 million to support the new superstores.

        Net cash used in investing activities during the three months ended March 31, 2001 was $2.8 million. This use of cash was for capital expenditures, primarily related to new stores. In 2001, the Company expects to spend approximately $11.0 million on capital expenditures, which includes approximately $9.0 million for new store openings, and the remainder for remodeling and systems in existing stores, warehouse equipment and systems development. There are no other material commitments for capital expenditures other than new store openings in the next 12 months.

        Net cash provided by financing activities includes $4.8 million in borrowings under the Company's $25 million revolving credit facility and $2.2 million of proceeds from bank overdrafts. The overdrafts represented outstanding checks at certain banks in excess of funds on deposit at those banks. These accounts are maintained as zero balance accounts and are covered as required from funds available at other banks.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

ITEM 5.  OTHER INFORMATION

         Not Applicable.

ITEM 6.           EXHIBITS AND REPORTS ON 8-K

                  (a)      Exhibits:

                           None

                  (b) There were no reports on Form 8-K filed during the quarter ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      A.C. MOORE ARTS & CRAFTS, INC.


Date: May 7, 2001                    By:  /s/ Leslie H. Gordon
                                          -------------------------------
                                          Executive Vice President
                                          and Chief Financial Officer
                                          (duly authorized officer
                                          and principal financial
                                          officer)