Form 10-Q
period 2001-06-30
A C MOORE ARTS & CRAFTS INC
filed 2001-08-13
CIK 1042809

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    FORM 10-Q
(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001
                                       OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                              ------------  ------------

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
 Yes X            No
    ---             ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                     Outstanding at August 8, 2001
-----                                     -----------------------------
Common Stock, no par value                           7,434,264

                         A.C. MOORE ARTS & CRAFTS, INC.

                                TABLE OF CONTENTS
                                                                           Page
                                                                          Number
PART I: FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

             Consolidated Balance Sheets as of June 30, 2001
             and December 31, 2000                                           3

             Consolidated Statements of Income for the three
             and six month periods ended June 30, 2001 and 2000              4

             Consolidated Statements of Cash Flows for the six
             month periods ended June 30, 2001 and 2000                      5

             Notes to Financial Statements                                   6

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             7

     Item 3. Quantitative and Qualitative Disclosures About
             Market Risk                                                    10

PART II: OTHER INFORMATION

     Item 1. Legal Proceedings                                              10

     Item 2. Changes in Securities and Use of Proceeds                      10

     Item 3. Defaults Upon Senior Securities                                10

     Item 4. Submission of Matters to a Vote of Security Holders            10

     Item 5. Other Information                                              11

     Item 6. Exhibits and Reports on Form 8-K                               11

SIGNATURES                                                                  12

EXHIBIT INDEX                                                               13

                                          A.C. MOORE ARTS & CRAFTS, INC.
                                           CONSOLIDATED BALANCE SHEETS
                                             (dollars in thousands)
                                                                                     June 30,          December 31,
                                                                                       2001                2000
                                                                                  ----------------   ------------------
                                                                                    (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                               $ 4,016             $ 10,310
  Inventories                                                                              82,921               72,786
  Prepaid expenses and other current assets                                                 2,316                2,052
                                                                                        ---------            ---------
                                                                                           89,253               85,148
                                                                                        ---------            ---------

Property and equipment, net                                                                24,000               21,517
Other assets                                                                                  799                  727
                                                                                        ---------            ---------
                                                                                        $ 114,052            $ 107,392
                                                                                        =========            =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                                                       $  17,500            $
  Current portion of capital leases                                                         1,260                  389
  Accounts payable to trade and others                                                     18,135               26,237
  Accrued payroll and payroll taxes                                                         2,197                3,822
  Accrued expenses                                                                          3,630                4,274
  Income taxes payable                                                                        143                3,258
                                                                                        ---------            ---------
                                                                                           42,865               37,980
                                                                                        ---------            ---------
Long-term liabilities:
  Capital leases                                                                            2,540                  812
  Deferred taxes                                                                            2,320                2,320
  Other long-term liabilities                                                               2,863                2,599
                                                                                        ---------            ---------
                                                                                            7,723                5,731
                                                                                        ---------            ---------
                                                                                           50,588               43,711
                                                                                        ---------            ---------
SHAREHOLDERS' EQUITY
Preferred stock, no par value, 5,000,000 shares
  authorized, none issued

Common stock, no par value, 20,000,000 shares
  authorized, 7,428,833 shares outstanding at June 30,
  2001 and 7,415,333 outstanding at December 31, 2000                                      43,345               43,268

Retained earnings                                                                          20,119               20,413
                                                                                        ---------            ---------
                                                                                           63,464               63,681
                                                                                        ---------            ---------
                                                                                        $ 114,052            $ 107,392
                                                                                        =========            =========
See accompanying notes to financial statements

                         A.C. MOORE ARTS & CRAFTS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in thousands, except per share data)
                                   (unaudited)


                                                                 Three months ended                        Six months ended
                                                                      June 30,                                 June 30,
                                                           ------------------------------           ------------------------------
                                                             2001                 2000                 2001                2000
                                                           ---------            ---------            ---------           ---------
Net sales                                                   $ 67,132             $ 55,186            $ 133,555           $ 107,970
Cost of sales (including buying and
     distribution costs)                                      42,265               34,919               84,243              68,295
                                                           ---------            ---------            ---------           ---------
Gross margin                                                  24,867               20,267               49,312              39,675
Selling, general and administrative expenses                  24,718               19,920               48,157              38,516
Pre-opening expenses                                             374                  311                1,449                 956
                                                           ---------            ---------            ---------           ---------
Income (loss) from operations                                   (225)                  36                 (294)                203
     Net interest expense (income)                               149                   12                  181                 (54)
                                                           ---------            ---------            ---------           ---------
Income (loss) before income taxes                               (374)                  24                 (475)                257
     Income tax expense (benefit)                               (142)                   9                 (181)                 98
                                                           ---------            ---------            ---------           ---------
Net income (loss)                                             $ (232)                $ 15               $ (294)              $ 159
                                                           =========            =========            =========           =========

Basic net income (loss) per share                            $ (0.03)              $ 0.00              $ (0.04)             $ 0.02
                                                           =========            =========            =========           =========

Weighted average shares outstanding                        7,428,833            7,405,000            7,424,619           7,405,000
                                                           =========            =========            =========           =========

Diluted net income (loss) per share                          $ (0.03)              $ 0.00              $ (0.04)             $ 0.02
                                                           =========            =========            =========           =========

Weighted average shares outstanding
     plus impact of stock options                          7,428,833            7,435,000            7,424,619           7,419,000
                                                           =========            =========            =========           =========

See accompanying notes to financial statements

                         A.C. MOORE ARTS & CRAFTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                                            Six Months Ended
                                                                                                 June 30,
                                                                                        --------------------------

                                                                                          2001              2000
                                                                                         -------           -------
Cash flows from operating activities:

Net Income (loss)                                                                        $  (294)          $   159
Adjustments to reconcile net income (loss) to net cash
     (used in) operating activities:
     Depreciation and amortization                                                         2,357             1,768
     Compensation expense related to stock options                                             -                68
     Changes in assets and liabilities:
           Inventories                                                                   (10,135)           (5,567)
           Prepaid expenses and other current assets                                        (264)             (307)
           Accounts payable, accrued payroll
             payroll taxes and accrued expenses                                          (10,371)           (6,832)
           Income taxes payable                                                           (3,115)           (1,963)
           Other long-term liabilities                                                       264               237
           Other                                                                             (72)              (37)
                                                                                         -------           -------
Net cash (used in) operating activities                                                  (21,630)          (12,474)
                                                                                         -------           -------

Cash flows (used in) investing activities: Capital expenditures                           (4,840)           (4,896)
                                                                                         -------           -------
Cash flows from financing activities:
     Proceeds from bank overdraft                                                              -               865
     Proceeds from line of credit                                                         17,500             3,000
     Exercise of stock options                                                                77                 -
     Proceeds from capital leases                                                          2,791                 -
     Repayment of capital leases                                                            (192)             (180)
                                                                                         -------           -------

Net cash provided by financing activities                                                 20,176             3,685
                                                                                         -------           -------

Net (decrease) in cash                                                                    (6,294)          (13,685)

Cash and cash equivalents at beginning of period                                          10,310            14,553
                                                                                         -------           -------

Cash and cash equivalents at end of period                                               $ 4,016           $   868
                                                                                         =======           =======

                                       5

See accompanying notes to financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) Basis of Presentation

The consolidated financial statements included herein include the accounts of A.C. Moore Arts & Crafts, Inc. and its wholly owned subsidiaries (collectively the "Company"). The Company is a chain of 55 retail stores selling arts and crafts merchandise. The stores are located throughout the Eastern United States.

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

(2) Management Estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported period and related disclosures. Significant estimates made as of and for the three and six month periods ended June 30, 2001 and 2000 include provisions for shrinkage, capitalized buying, warehousing and distribution costs related to inventory and markdowns of merchandise inventories. Actual results could differ materially from those estimates.

(3) Earnings Per Share

The weighted average shares outstanding plus impact of stock options for the three and six month periods ended June 30, 2001 excludes potentially dilutive shares as the result would be antidilutive.

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

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales and the number of stores open at the end of each such period:


                                                                Three months ended                Six months ended
                                                                      June 30,                        June 30,
                                                              -------------------------------------------------------
                                                               2001             2000           2001            2000
                                                              ------           ------         ------          ------
Net sales                                                     100.0%           100.0%         100.0%           100.0%

Cost of sales                                                  63.0%            63.3%          63.1%            63.3%
                                                              -------          ------         -------          ------

Gross margin                                                   37.0%            36.7%          36.9%            36.7%
Selling, general and administrative expenses                   36.8%            36.1%          36.0%            35.6%
Store pre-opening expenses                                      0.5%             0.6%           1.1%             0.9%
                                                              -------          ------         -------          ------
Income (loss) from operations                                  (0.3)%            0.0%          (0.2)%            0.2%
Net interest expense (income)                                   0.2%             0.0%           0.2%             0.0%
                                                              -------          ------         -------          ------

Income (loss) before income taxes                              (0.5)%            0.0%          (0.4)%            0.2%
Income tax expense (benefit)                                   (0.2)%            0.0%          (0.2)%            0.1%
                                                              -------          ------         -------          ------
Net income (loss)                                              (0.3)%            0.0%          (0.2)%            0.1%
                                                              =======          ======         =======          ======

Number of stores open at end of period                             55              45


Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

        Net Sales. Net sales increased $11.9 million, or 21.6%, to $67.1 million in the three months ended June 30, 2001 from $55.2 million in the comparable 2000 period. This increase resulted from (i) net sales of $4.2 million from five new stores opened in 2001, (ii) net sales of $5.3 million from stores opened in 2000 not included in the comparable store base, and (iii) a comparable store sales increase of $2.4 million, or 4%. Stores are added to the comparable store base at the beginning of the fourteenth full month of operation.

        Gross Margin. Cost of sales includes the cost of merchandise, plus certain distribution and purchasing costs. Cost of sales increased $7.3 million, or 21%, to $42.3 million in the three months ended June 30, 2001 from $34.9 million in the three months ended June 30, 2000. The gross margin increased $4.6 million, or 22.7%, to $24.9 million in the three months ended June 30, 2001 from $20.3 million in the three months ended June 30, 2000. The gross margin increased to 37.0% of net sales in the three months ended June 30, 2001 from 36.7% in the three months ended June 30, 2000. The increase is due to cost reductions achieved from our vendors and leveraging of our buying and distribution expense, offset by higher freight costs.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses include (a) direct store level expenses, including rent and related operating costs, payroll, advertising, depreciation and other direct costs, and (b) corporate level costs not directly associated with or allocable to cost of sales including executive salaries, accounting and finance, corporate information systems, office facilities and other corporate expenses. Selling, general and administrative expenses increased $4.8 million, or 24.1%, in the three months ended June 30, 2001 to $24.7 million from $19.9 million in the three months ended June 30, 2000. Of the increase, $3.7 million was attributable to the stores opened in 2001 which were not open during 2000 and the stores opened in 2000 not in the comparable store base. Of the remainder, $800,000 is due to increases in the comparable stores and $300,000 is attributable to the increase in corporate costs to support the growth of the Company. As a percentage of sales, selling, general and administrative costs increased to 36.8% of net sales in the three months ended June 30, 2001 from 36.1% of net sales in the three months ended June 30, 2000. This increase is primarily due to newer stores, which, on average, have higher operating costs as a percent of sales than older stores.

        Store Pre-Opening Expenses. The Company expenses store pre-opening expenses as incurred. Pre-opening expense for the two new stores opened in the second quarter of 2001, the new store which opened in July and one store which was relocated amounted to $374,000. In the second quarter of 2000, the Company incurred store pre-opening costs of $311,000 related to the three stores opened in that quarter.

        Net Interest Expense (Income). In the second quarter of 2001, the Company had net interest expense of $149,000 compared with interest expense of $12,000 in 2000. The change is due to the use of short-term borrowing to fund the new stores added in 2000 and 2001.

        Income Taxes. The Company's effective income tax rate was 38.0% for both the second quarters ended June 30, 2001 and June 30, 2000.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000.

        Net Sales. Net sales increased $25.6 million, or 23.7%, to $133.6 million in the six months ended June 30, 2001 from $108.0 million in the comparable 2000 period. This increase resulted from (i) net sales of $6.5 million from five new stores opened in 2001, (ii) net sales of $14.9 million from stores opened in 2000 not included in the comparable store base, and (iii) a comparable store sales increase of $4.2 million, or 4%.

        Gross Margin. Cost of sales increased $15.9 million, or 23.4%, to $84.2 million in the six months ended June 30, 2001 from $68.3 million in the six months ended June 30, 2000. The gross margin increased $9.6 million, or 24.3%, to $49.3 million in the six months ended June 30, 2001 from $39.7 million in the six months ended June 30, 2000. The gross margin increased to 36.9% of net sales in the six months ended June 30, 2001 from 36.7% in the six months ended June 30, 2000.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $9.6 million, or 25.0% in the six months ended June 30, 2001 to $48.2 million from $38.5 million in the six months ended June 30, 2000. Of the increase, $7.6 million was attributable to the stores opened in 2001 which were not open during 2000 and the stores opened in 2000 not in the comparable store base. Of the remainder, $1.2 million is due to increases in the comparable stores and $800,000 is attributable to the increase in corporate costs to support the growth of the Company. As a percentage of sales, selling, general and administrative costs increased to 36.0% of net sales in the six months ended June 30, 2001 from 35.6% of net sales in the six months ended June 30, 2000. This increase is primarily due to the newer stores which, on average, have higher operating costs as a percent to sales than older stores.

        Store Pre-Opening Expenses. Pre-opening expense for the five new stores opened in the first half of 2001, the new store which opened in July and two stores which were relocated during the period amounted to $1.4 million. In the first six months of 2000 the Company opened five new stores and incurred pre-opening expenses of $956,000.

        Net Interest Expense (Income). In the first six months of 2001 the Company had net interest expense of $181,000 compared with interest income of $54,000 in 2000. The change is due to the use of short term borrowing to fund the new stores added in 2000 and 2001.

        Income Taxes. The Company's effective income tax rate was 38.0% for both the six month periods ended June 30, 2001 and June 30, 2000.

Liquidity and Capital Resources

        The Company's cash needs are primarily for working capital to support its inventory requirements and capital expenditures, store pre-opening costs and beginning inventory for new stores.

        At June 30, 2001 and December 31, 2000 the Company's working capital was $46.4 million and $47.2 million, respectively. Cash used in operations was $21.6 million for the six months ended June 30, 2001 primarily as a result of the seasonal reduction of accounts payable and accrued liabilities in the amount of $10.4 million, payments for income taxes of $3.1 million and an increase in inventory of $10.1 million to support the new stores and as a result of accelerating the receipt of product for the fall and Christmas seasons.

        Net cash used in investing activities during the six months ended June 30, 2001 was $4.8 million. This use of cash was for capital expenditures, primarily related to new stores. In 2001, the Company expects to spend approximately $11.0 million on capital expenditures, which includes approximately $9.0 million for new store openings, and the remainder for remodeling and systems in existing stores, warehouse equipment and systems development. There are no other material commitments for capital expenditures other than new store openings in the next 12 months.

        Net cash provided by financing activities includes $17.5 million in borrowings under the Company's $25 million revolving credit facility and $2.8 million of proceeds from capital leases. The proceeds were used to fund new store openings, including related capital expenditures.

        On August 3, 2001 the Company signed a new $50 million three year revolving credit agreement with KeyBank, agent, and First Union National Bank. Borrowings under the credit agreement will bear interest rates that will vary between LIBOR plus 150 basis points and LIBOR plus 200 basis points, depending on the fixed charge coverage ratio. The Company believes the cash generated from operations during the year and available borrowings under the new financing agreement will be sufficient to finance its working capital and capital expenditure requirements for at least the next 12 months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Not Applicable.
                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        Not Applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

        Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company held its Annual Meeting of Shareholders on May 17, 2001. At the meeting, shareholders elected two Class A directors to hold office for a term of three years until their successors are duly elected and qualified. The nominees for director received the following votes at the meeting.

                                        For                 Withhold Authority
                                   -------------          ----------------------
        Richard J. Bauer             6,925,583                    21,860
        Richard J. Drake             6,920,668                    26,775

        The term of office for each of the following directors continued after the meeting: William Kaplan, John E. (Jack) Parker, Patricia A. Parker and Richard Lesser.

ITEM 5.  OTHER INFORMATION

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              + 10.8 Employment Agreement, dated June 4, 2001, between Rex A. Rambo and A.C. Moore, Inc.

              + 10.9 Employment Agreement, dated June 11, 2001, between Lawrence H. Fine and A.C. Moore, Inc.

               10.10 Credit Agreement, dated as of August 3, 2001, among A.C. Moore Incorporated, The Lenders Party Thereto, and KeyBank National Association, as Administrative Agent and Lead Arranger.

               10.11 Security Agreement, dated as of August 3, 2001, among A.C. Moore Incorporated, A.C. Moore Arts & Crafts, Inc., Moorestown Finance, Inc., Blackwood Assets, Inc., each of A.C. Moore Incorporated's subsidiaries, and KeyBank National Association.

               10.12 Guarantee Agreement, dated as of August 3, 2001, among A.C. Moore Arts & Crafts, Inc., A.C. Moore Incorporated, Moorestown Finance, Inc., Blackwood Assets, Inc., each of the subsidiaries of A.C. Moore Incorporated listed in
                       Schedule 1 to the Guarantee Agreement, and KeyBank National Association.

         (b) There were no reports on Form 8-K filed during the quarter ended June 30, 2001.

--------
+ Management Contract or compensatory plan or arrangement.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        A.C. MOORE ARTS & CRAFTS, INC.


Date: August 10, 2001              By:  /s/ Leslie H. Gordon
                                        ----------------------------------------
                                        Executive Vice President and Chief
                                        Financial Officer(duly authorized
                                        officer and principal financial officer)

                                 EXHIBIT INDEX

Exhibit No.      Description
-----------      -----------
 + 10.8          Employment Agreement, dated June 4, 2001, between Rex A.
                 Rambo and A.C. Moore, Inc.

 + 10.9 Employment Agreement, dated June 11, 2001, between Lawrence H. Fine and A.C. Moore, Inc.

  10.10          Credit Agreement, dated as of August 3, 2001, among A.C.
                 Moore Incorporated, The Lenders Party Thereto, and KeyBank National Association, as Administrative Agent and Lead Arranger.

  10.11 Security Agreement, dated as of August 3, 2001, among A.C. Moore Incorporated, A.C. Moore Arts & Crafts, Inc., Moorestown Finance, Inc., Blackwood Assets, Inc., each of A.C. Moore Incorporated's subsidiaries, and KeyBank National Association.

  10.12 Guarantee Agreement, dated as of August 3, 2001, among A.C. Moore Arts & Crafts, Inc., A.C. Moore Incorporated, Moorestown Finance, Inc., Blackwood Assets, Inc., each of the subsidiaries of A.C. Moore Incorporated listed in
                 Schedule 1 to the Guarantee Agreement, and KeyBank National Association.













--------
+ Management Contract or compensatory plan or arrangement.