Form 10-Q
period 2001-09-30
A C MOORE ARTS & CRAFTS INC
filed 2001-11-09
CIK 1042809

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    FORM 10-Q
(Mark One)
[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

                                       OR

[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 000-23157
                        ---------

                         A.C. MOORE ARTS & CRAFTS, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                       22-3527763
         ------------                                  -------------------
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
 Yes X            No
    ------           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                           Outstanding at November 6, 2001
-----                                          ---------------------------------
Common Stock, no par value                                7,457,146

                         A.C. MOORE ARTS & CRAFTS, INC.

                                TABLE OF CONTENTS
                                                                           Page
                                                                          Number
                                                                          ------
PART I: FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Consolidated Balance Sheets as of September 30, 2001
                  and December 31, 2000                                       3

                  Consolidated Statements of Income for the three
                  and nine month periods ended September 30, 2001 and 2000    4

                  Consolidated Statements of Cash Flows for the nine
                  month periods ended September 30, 2001 and 2000             5

                  Notes to Consolidated Financial Statements                  6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         7

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk                                                10

PART II: OTHER INFORMATION

         Item 1.  Legal Proceedings                                          10

         Item 2.  Changes in Securities and Use of Proceeds                  10

         Item 3.  Defaults Upon Senior Securities                            10

         Item 4.  Submission of Matters to a Vote of Security Holders        10

         Item 5.  Other Information                                          10

         Item 6.  Exhibits and Reports on Form 8-K                           10

SIGNATURES                                                                   11

                         A.C. MOORE ARTS & CRAFTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                                   September 30,    December 31,
                                                                       2001              2000
                                                                   -------------    ------------
                                                                    (unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                                          $  3,722          $ 10,310
  Inventories                                                          86,864            72,786
  Prepaid expenses and other current assets                             1,920             2,052
                                                                     --------          --------
                                                                       92,506            85,148

Property and equipment, net                                            24,938            21,517
Other assets                                                            1,112               727
                                                                     --------          --------
                                                                     $118,556          $107,392
                                                                     ========          ========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term debt                                                    $ 16,500          $   --
  Current portion of capital leases                                     1,260               389
  Accounts payable to trade and others                                 21,128            26,237
  Accrued payroll and payroll taxes                                     3,084             3,822
  Accrued expenses                                                      4,803             4,274
  Income taxes payable                                                    273             3,258
                                                                     --------          --------
                                                                       47,048            37,980
                                                                     --------          --------
Long-term liabilities:
  Capital leases                                                        2,230               812
  Deferred taxes                                                        2,320             2,320
  Other long-term liabilities                                           3,013             2,599
                                                                     --------          --------
                                                                        7,563             5,731
                                                                     --------          --------
                                                                       54,611            43,711
                                                                     --------          --------
SHAREHOLDERS' EQUITY
Preferred stock, no par value, 5,000,000 shares
  authorized, none issued

Common stock, no par value, 20,000,000 shares
  authorized, 7,454,597 shares outstanding at September 30,            43,572            43,268
  2001 and 7,415,333 outsanding at December 31, 2000

 Retained earnings                                                     20,373            20,413
                                                                     --------          --------
                                                                       63,945            63,681
                                                                     --------          --------
                                                                     $118,556          $107,392
                                                                     ========          ========

See accompanying notes to financial statements

                         A.C. MOORE ARTS & CRAFTS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                  Three months ended           Nine months ended
                                                     September 30,               September 30,
                                               -------------------------    --------------------------
                                                   2001          2000          2001           2000
                                               -----------   -----------    -----------    -----------
Net sales                                      $    76,220   $    60,906    $   209,774    $   168,876
Cost of sales (including buying and
     distribution costs)                            47,951        38,550        132,193        106,844
                                               -----------   -----------    -----------    -----------
Gross margin                                        28,269        22,356         77,581         62,032
Selling, general and administrative expenses        26,936        21,778         75,092         60,295
Pre-opening expenses                                   625           576          2,074          1,532
                                               -----------   -----------    -----------    -----------
Income from operations                                 708             2            415            205
     Net interest expense                              297           149            478             95
                                               -----------   -----------    -----------    -----------
Income (loss) before income taxes                      411          (147)           (63)           110
     Income tax expense (benefit)                      156           (56)           (23)            42
                                               -----------   -----------    -----------    -----------
Net income (loss)                              $       255   $       (91)   $       (40)   $        68
                                               ===========   ===========    ===========    ===========

Basic net income (loss) per share              $      0.03   $     (0.01)   $     (0.01)   $      0.01
                                               ===========   ===========    ===========    ===========

Weighted average shares outstanding              7,437,940     7,405,167      7,429,526      7,405,067
                                               ===========   ===========    ===========    ===========

Diluted net income (loss) per share            $      0.03   $     (0.01)   $     (0.01)   $      0.01
                                               ===========   ===========    ===========    ===========

Weighted average shares outstanding
     plus impact of stock options                7,787,798     7,405,167      7,429,526      7,440,978
                                               ===========   ===========    ===========    ===========

See accompanying notes to financial statements

                         A.C. MOORE ARTS & CRAFTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                    Nine Months Ended
                                                                      September 30,
                                                                  --------------------
                                                                    2001        2000
                                                                  --------    --------
Cash flows from operating activities:

Net Income (loss)                                                 $    (40)   $     68
     Adjustments to reconcile net income (loss) to net cash
        (used in) operating activities:
        Depreciation and amortization                                3,644       2,690
        Compensation expense related to stock options                 --           102
        Changes in assets and liabilities:
              Inventories                                          (14,078)    (13,604)
              Prepaid expenses and other current assets                132        (627)
              Accounts payable, accrued payroll
                  payroll taxes and accrued expenses                (8,303)     (1,283)
              Other long-term liabilities                              414         371
              Other                                                   (385)        (63)

                                                                  --------    --------
Net cash (used in) operating activities                            (18,616)    (12,346)
                                                                  --------    --------

Cash flows (used in) investing activities: Capital expenditures     (7,065)     (7,580)
                                                                  --------    --------

Cash flows from financing activities:
     Proceeds from line of credit                                   16,500       7,750
     Exercise of stock options                                         304        --
     Proceeds from equipment financing                               2,791        --
     Repayment of equipment financing                                 (502)       (273)
                                                                  --------    --------

Net cash provided by financing activities                           19,093       7,477
                                                                  --------    --------

Net (decrease) in cash                                              (6,588)    (12,449)

Cash and cash equivalents at beginning of period                    10,310      14,553
                                                                  --------    --------

Cash and cash equivalents at end of period                        $  3,722    $  2,104
                                                                  ========    ========

See accompanying notes to financial statements

                         A.C. MOORE ARTS & CRAFTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) Basis of Presentation

The consolidated financial statements included herein include the accounts of A.C. Moore Arts & Crafts, Inc. and its wholly owned subsidiaries (collectively the "Company"). The Company is a chain of 58 retail stores selling arts and crafts merchandise. The stores are located throughout the Eastern United States.

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

(2) Management Estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported period and related disclosures. Significant estimates made as of and for the three and nine month periods ended September 30, 2001 and 2000 include provisions for shrinkage, capitalized buying, warehousing and distribution costs related to inventory and markdowns of merchandise inventories. Actual results could differ materially from those estimates.

(3) Earnings Per Share

The weighted average shares outstanding plus impact of stock options for the three months ended September 30, 2000 and for the nine month period ended September 30, 2001 excludes potentially dilutive shares as the result would be antidilutive.

(4) New Accounting Standards

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

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles, effective January 1, 2002. We do not believe that the adoption of these pronouncements will have a material impact on our financial statements. FASB also recently issued Statement No. 143, "Accounting for Asset Retirement Obligations" and Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement No. 143 requires the recognition of a liability for the estimated cost of disposal as part of the initial cost of a long-lived asset. Statement No. 144 supersedes Statement No. 121 to supply a single accounting approach for measuring impairment of long-lived assets, including segment of a business accounted for as a discontinued operation or those to be sold or disposed of other than by sale. We must adopt Statement No. 143 in 2003 and Statement No. 144 in 2002. We have not determined the impact, if any, of adopting these pronouncements on our financial statements.

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

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales and the number of stores open at the end of each such period:

                                                    Three months ended         Nine months ended
                                                        September 30,            September 30,
                                                   --------------------     --------------------
                                                     2001        2000         2001       2000
                                                   ---------  ---------     ---------  ---------

Net sales                                            100.0%     100.0%         100.0%     100.0%

Cost of sales                                         62.9%      63.3%          63.0%      63.3%
                                                   ---------  --------      ---------  ---------

Gross Margin                                          37.1%      36.7%          37.0%      36.7%
Selling, general and administrative expenses          35.3%      35.8%          35.8%      35.7%
Store pre-opening expenses                             0.8%       0.9%           1.0%       0.9%
                                                   ---------  --------      ---------  ---------
Income from operations                                 0.9%       0.0%           0.2%       0.1%
Net interest expense                                   0.4%       0.2%           0.2%       0.1%
                                                   ---------  --------      ---------  ---------

Income (loss) before income taxes                      0.5%      (0.2)%          0.0%       0.0%
Income tax expense (benefit)                           0.2%      (0.1)%          0.0%       0.0%
                                                   ---------  ---------     ---------  ---------
Net income (loss)                                      0.3%      (0.1)%          0.0%       0.0%
                                                   =========  =========     =========  =========

Number of stores open at end of period                  58         48



Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

        Net Sales. Net sales increased $15.3 million, or 25.1%, to $76.2 million in the three months ended September 30, 2001 from $60.9 million in the comparable 2000 period. This increase resulted from (i) net sales of $7.0 million from eight new stores opened in 2001, (ii) net sales of $4.1 million from stores opened in 2000 not included in the comparable store base, and (iii) a comparable store sales increase of $4.2 million, or 7%. Stores are added to the comparable store base at the beginning of the fourteenth full month of operation.

        Gross Margin. Cost of sales includes the cost of merchandise, plus certain distribution and purchasing costs. Cost of sales increased $9.4 million, or 24.4%, to $48.0 million in the three months ended September 30, 2001 from $38.6 million in the three months ended September 30, 2000. The gross margin increased $5.9 million, or 26.4%, to $28.3 million in the three months ended September 30, 2001 from $22.4 million in the three months ended September 30, 2000. The gross margin increased to 37.1% of net sales in the three months ended September 30, 2001 from 36.7% in the three months ended September 30, 2000. The increase is due to the mix of sales, cost reductions achieved from our vendors and leveraging of our buying and distribution expense, offset somewhat by higher freight costs.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses include (a) direct store level expenses, including rent and related operating costs, payroll, advertising, depreciation and other direct costs, and (b) corporate level costs not directly associated with or allocable to cost of sales including executive salaries, accounting and finance, corporate information systems, office facilities and other corporate expenses. Selling, general and administrative expenses increased $5.1 million, or 23.7%, in the three months ended September 30, 2001 to $26.9 million from $21.8 million in the three months ended September 30, 2000. Of the increase, $4.2 million was attributable to the stores opened in 2001 which were not open during 2000 and the stores opened in 2000 not in the comparable store base. Of the remainder, $800,000 is due to increases in the comparable stores and $100,000 is attributable to the increase in corporate costs. As a percentage of sales, selling, general and administrative costs decreased to 35.3% of net sales in the three months ended September 30, 2001 from 35.8% of net sales in the three months ended September 30, 2000. This decrease is primarily due to the leveraging of corporate overhead costs offset in part by the impact of new stores, which, on average, have higher operating costs as a percent of sales than older stores.

        Store Pre-Opening Expenses. The Company expenses store pre-opening expenses as incurred. Pre-opening expense for the three new stores opened in the third quarter of 2001, and the new store which opened in October 2001 amounted to $625,000. In the third quarter of 2000, the Company incurred store pre-opening costs of $576,000 related to the three stores opened in that quarter.

        Net Interest Expense. In the third quarter of 2001, the Company had net interest expense of $297,000 compared with interest expense of $149,000 in 2000. The increase is due to the use of short-term borrowing to fund the new stores added in 2000 and 2001.

        Income Taxes. The Company's effective income tax rate was 38.0% for both the third quarters ended September 30, 2001 and September 30, 2000.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

        Net Sales. Net sales increased $40.9 million, or 24.2%, to $209.8 million in the nine months ended September 30, 2001 from $168.9 million in the comparable 2000 period. This increase resulted from (i) net sales of $13.5 million from eight new stores opened in 2001, (ii) net sales of $19.3 million from stores opened in 2000 not included in the comparable store base, and (iii) a comparable store sales increase of $8.1 million, or 5%.

        Gross Margin. Cost of sales increased $25.3 million, or 23.7%, to $132.2 million in the nine months ended September 30, 2001 from $106.8 million in the nine months ended September 30, 2000. The gross margin increased $15.6 million, or 25.1%, to $77.6 million in the nine months ended September 30, 2001 from $62.0 million in the nine months ended September 30, 2000. The gross margin increased to 37.0% of net sales in the nine months ended September 30, 2001 from 36.7% in the nine months ended September 30, 2000. The increase is due to the mix of sales, cost reductions achieved from our vendors and leveraging of our buying and distribution expense, offset somewhat by higher freight costs.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $14.8 million, or 24.5% in the nine months ended September 30, 2001 to $75.1 million from $60.3 million in the nine months ended September 30, 2000. Of the increase, $11.9 million was attributable to the stores opened in 2001 which were not open during 2000 and the stores opened in 2000 not in the comparable store base. Of the remainder, $2.1 million is due to increases in the comparable stores and $800,000 is attributable to the increase in corporate costs to support the growth of the Company. As a percentage of sales, selling, general and administrative costs increased to 35.8% of net sales in the nine months ended September 30, 2001 from 35.7% of net sales in the nine months ended September 30, 2000. This increase is primarily due to the newer stores which, on average, have higher operating costs as a percent to sales than older stores, offset by leveraging of corporate costs.

        Store Pre-Opening Expenses. Pre-opening expenses for the eight new stores opened in the first nine months of 2001, the new store which opened in October 2001 and two stores which were relocated during the period amounted to $2.1 million. In the first nine months of 2000, the Company opened eight new stores and incurred pre-opening expenses of $1.5 million.

        Net Interest Expense. In the first nine months of 2001 the Company had interest expense of $478,000 compared with interest expense of $95,000 in 2000. The increase is due to the use of short term borrowing to fund the new stores added in 2000 and 2001.

        Income Taxes. The Company's effective income tax rate was 37% for the nine months ended September 30, 2001 and 38% for the comparable period in 2000.

Liquidity and Capital Resources

        The Company's cash needs are primarily for working capital to support its inventory requirements and capital expenditures, store pre-opening costs and beginning inventory for new stores.

        At September 30, 2001 and December 31, 2000, the Company's working capital was $45.5 million and $47.2 million, respectively. Cash used in operations was $18.6 million for the nine months ended September 30, 2001 primarily as a result of seasonal reduction of accounts payable and accrued liabilities in the amount of $5.2 million, payments for income taxes of $3.1 million and an increase in inventory of $14.1 million to support the new stores and for the building of inventory for the fall and Christmas selling seasons.

        Net cash used in investing activities during the nine months ended September 30, 2001 was $7.1 million. This use of cash was for capital expenditures, primarily related to new stores. In 2001, the Company expects to spend approximately $10.0 million on capital expenditures, which includes approximately $8.0 million for new store openings, and the remainder for remodeling and systems in existing stores, warehouse equipment and systems development. There are no other material commitments for capital expenditures other than new store openings in the next 12 months.

        Net cash provided by financing activities principally represents $16.5 million in borrowings under the Company's $50 million revolving credit facility and $2.8 million of proceeds from equipment financing. The proceeds were used to fund new store openings, including related capital expenditures.

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

        Not Applicable.

ITEM 5. OTHER INFORMATION

        Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  None

         (b) There were no reports on Form 8-K filed during the quarter ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        A.C. MOORE ARTS & CRAFTS, INC.


Date: November 9, 2001                  By: /s/ Leslie H. Gordon
                                            -----------------------------------
                                            Executive Vice President
                                            and Chief Financial Officer
                                            (duly authorized officer
                                            and principal financial
                                            officer)