Form 10-K
period 2001-12-31
A C MOORE ARTS & CRAFTS INC
filed 2002-02-21
CIK 1042809

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                   For the transition period from ____to_____

                        Commission file number 000-23157


                         A.C. MOORE ARTS & CRAFTS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Pennsylvania                                    23-3527763
--------------------------------                  ---------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)


  500 University Court, Blackwood, NJ                                08012
-----------------------------------------                           ------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 15, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $121,617,000 based on the closing price of the registrant's common stock on such date, $29.23, as reported on the Nasdaq Stock Market.(1)

The number of shares of Common Stock outstanding as of February 15, 2002 was 7,472,235.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2002 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K.

-----------------
         (1) The aggregate dollar amount of the voting stock set forth equals the number of shares of Common Stock outstanding, reduced by the number of shares of Common Stock held by executive officers, and directors and shareholders owning in excess of 10% of the registrant's Common Stock. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from this figure is an affiliate of the registrant or that any person whose holdings are included in this figure is not an affiliate of the registrant and any such admission is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

ITEM 1. BUSINESS.

Our Company

         We are a rapidly growing specialty retailer offering a vast selection of arts, crafts and floral merchandise to a broad demographic of consumers. Our target customers are primarily women between the ages of 25 and 55 who are looking for ideas to decorate their homes, create handmade items, or otherwise engage in arts and crafts activities. We have grown from 17 stores in January 1997 to 61 stores in December 2001. In 2001, for stores open for the full calendar year, our average sales per square foot were $273, which we believe to be the highest in our industry, and our average sales per store were approximately $6.1 million.

         Our stores are located in the eastern United States from New England to the Carolinas. For the foreseeable future we intend to locate our new stores within 700 miles of our distribution center, an area encompassing approximately 45% of the United States population. We believe we can support at least 120 stores in this geographic area from our distribution center.

         Our assortment of merchandise consists of approximately 60,000 stock keeping units, or SKUs, with more than 45,000 SKUs offered at each store at any one time. We believe we offer a superior shopping experience that is differentiated by our broad merchandise assortment, high in-stock positions, exciting stores, attentive and knowledgeable sales associates and competitive prices.

         We have a highly experienced management team which is comprised of executives who have each participated in the expansion of several large retailers. Collectively, our Chief Executive Officer, President, Chief Operating Officer and Chief Financial Officer have more than 125 years experience in retailing.

         We became a holding company in July 1997 by incorporating in Pennsylvania and exchanging 4,300,000 shares of our common stock for all the capital stock of our operating subsidiary which was organized in Delaware in 1984.

Our Market

         We compete in a $23 billion market comprised primarily of arts and crafts products, silk and dried flowers and picture frames. Our market is highly fragmented and is served by multi-store arts and crafts retailers, mass merchandisers, small, local specialty retailers, mail order vendors, hardware stores and a variety of other retailers.

         The size and growth of our market is sustained by the popularity of arts and crafts. According to a 2001 Hobby Industry Association report, 54% of United States households participated in crafts and craft-related hobbies during 2000. Further, a June 2001 Harris Poll reports that the popularity of crafts is similar to the popularity of watching sports, listening to music, playing golf, boating, hunting and other similar leisure activities. The current popularity of crafts is reflected in the national media. For example, crafts are prominently featured on Martha Stewart Living(R) and The Rosie O'Donnell Show(R) and in related publications.

Our Merchandise

         Our merchandising strategy is to offer the broadest and deepest assortment of arts, crafts and floral merchandise and to provide our customers with all of the components necessary for their crafting projects on a regular basis. Below is a representative list of our merchandise:

o Art Supplies and Frames: paints, brushes, canvas, drawing tools, rubber stamps and stationery, scrapbooking supplies, stencils and frames.

o Traditional Crafts: stitchery, yarn for knitting and rug hooking, cake and candy making supplies, glass crafts, decoupage, wood crafts, kids crafts, felt, glitter, dollmaking, dollhouses and furniture, and instructional books.

o Floral and Accessories: silk and dried flowers, accessories like vases and other products to assist in the arrangement of flowers, pre-made and custom made floral arrangements, ribbon and lace, wedding related items, potpourri, candles, candle making supplies and wicker baskets.

o Fashion Crafts: t-shirts and sweatshirts, decorative items like patches and rhinestones and jewelry making supplies like beads.

o Seasonal Items: craft making materials, decorations and floral products for all major holidays and seasons, including Christmas, Fall/Halloween, Spring/Easter, Valentine's Day and St. Patrick's Day.

Business and Operating Strategy

         We believe that our customers expect exceptional service and a broad assortment of in-stock merchandise at competitive prices in an exciting and easy-to-shop store. Our goal is to consistently deliver an overall value proposition that exceeds our customers' expectations and offers them a superior shopping experience. In order to achieve this goal we pursue the following five primary business and operating strategies:

         We strive to offer the broadest and deepest assortment of arts, crafts and floral merchandise.

         We believe that key elements in a customer's decision where to shop are variety and selection of merchandise. We believe our stores offer the broadest and deepest selection of arts, crafts and floral merchandise in our industry. Each of our stores stocks 60,000 SKUs across five major merchandise categories during the course of a year, with more than 45,000 SKUs offered at each store at any one time. Our buyers actively seek new merchandising opportunities by monitoring industry trends, working with domestic and international vendors, attending trade shows and craft fairs and regularly interacting with our customers. We believe that our ability to provide new merchandise to our customers on a continuous basis differentiates us from our competitors.

         We strive to maintain a superior in-stock merchandise position.

         Craft projects usually require multiple components. Providing all of the components for a particular craft project in a single store on a regular basis is critical to meeting the demands of our customers. Therefore, we designed our merchandise distribution systems to ensure rapid replenishment of inventory and the highest levels of in-stock positions in our stores. Our distribution center will deliver merchandise to each of our stores three to five times per week during our peak selling season, and two to three times per week throughout the balance of the year. In our peak selling season, our store managers can replenish 65% of their shelf merchandise assortment within two to three days.

         We strive to operate exciting, easy-to-shop stores.

         We provide our customers with project ideas by displaying samples of completed craft projects throughout our stores. We believe that these displays generate excitement and foster impulse buying and return visits to our stores. We regularly provide video and live in-store crafting demonstrations. We offer frequent in-store classes for children and adults in most of our stores on a wide variety of craft skills. Our stores are designed to be uncluttered, well-organized and well-lit. Wide aisles and easy to read signage help our customers locate merchandise and make our stores easy-to-shop.

         To ensure prompt and personalized service, we staff our stores with a high ratio of store personnel to customers, typically including a store manager, three associate managers, nine department managers and a staff of approximately 49 additional full-time and part-time employee team members. Store personnel, many of whom are crafters themselves, assist customers with merchandise selection and project ideas.

         We strive to attract and retain experienced and entrepreneurial store management.

         To provide optimal customer service, we strive to foster merchandising creativity and an entrepreneurial culture throughout all levels of our organization. Store managers are empowered and encouraged to identify merchandising opportunities and to tailor displays to local preferences for craft projects. While receiving direction and support from corporate level management, this autonomy allows store managers to use individual creativity to cater to the needs and demands of customers. If proven successful, merchandising ideas generated by a store manager can be implemented quickly throughout our chain. We believe this helps us to increase sales and profitability. Store managers and associate managers earn incentive bonuses based on annual increases in the profitability of their stores. The average compensation for our store managers (based upon store managers in position for the full fiscal year)was approximately $106,000 in 2001. We believe our focus on empowering and rewarding our employees, all of whom are "team members," helps in recruiting, hiring and retaining talented personnel. Our turnover rate for store managers averaged 7% per year from 1997 through 2001.

         We strive to provide superior price/value for our customers.

         We believe that our customers consider the relationship between the quality and price of our merchandise to be important factors in their buying decisions. Therefore, we strive to be the price/value leader in all of our merchandise categories. Our purchasing professionals and store managers actively monitor competitors' prices to ensure we maintain low prices while preserving merchandise quality and value. Our policy to beat any competitor's advertised price by 10% is clearly displayed in our stores. In addition, on a weekly basis, we advertise select items at 20% to 40% off their everyday low prices. We believe that our price/value strategy exceeds our customers' expectations and enhances customer loyalty.

Growth Strategy

         The market in which we operate is large and fragmented. We believe that this presents an opportunity to continue to grow our business for the foreseeable future. Our objective is to improve our market share in existing geographic markets and to expand into new geographic markets while enhancing our profitability through greater leverage of our corporate infrastructure. To support our growth, we expect to expand our facilities, upgrade our management information systems and hire additional corporate personnel. We believe by increasing our store base we can obtain economies of scale in advertising, distribution, purchasing and management costs and, as a result, improve our operating margins.

         Opening New Stores.

         During the next two years we intend to increase our store base of 61 locations at December 31, 2001 by approximately 20% per year. Our current strategy is to open new stores within a 700 mile radius of our existing corporate headquarters and distribution center located in suburban Philadelphia. This geographic area contains approximately 45% of the United States population. Ultimately, we believe that we can at least double the number of our existing stores within this geographic area without significantly diluting the sales in our existing stores. In the future, we may open stores in other regions.

         Our site selection strategy is overseen by a Vice President of Real Estate who is responsible for identifying favorable store locations in both existing and new geographic markets. Our site selection criteria include an assessment of population and demographic characteristics of the market area, customer traffic, performance of other retailers within the area, co-tenants at the proposed site, projected profitability and cash return on investment.

         We have developed a standardized procedure for opening new stores. Our new store opening team develops the floor plan and inventory layout based on our store prototype and hires and trains team members in connection with the opening of each new store. For each new store we plan to open in the next two years, we expect to spend approximately $1.3 million, which includes $365,000 for fixtures and equipment, $190,000 in pre-opening costs, and $700,000 for in-store inventory, net of accounts payable.

         Increasing Sales in Existing Stores.

         In 2001, for stores open at least one full calendar year, our average sales per square foot were $273, which we believe to be the highest in our industry, and our average sales per store were approximately $6.1 million. Our comparable store sales growth was 4% in 1997, 3% in 1998, 6% in 1999, 3% in 2000 and 8% in 2001. Stores are added to the comparable store base at the beginning of their fourteenth full month of operation. Our primary method of increasing sales in our existing stores is to successfully execute our business and operating strategies, including:

o    providing the broadest and deepest merchandise assortment,

o    maintaining a superior in-stock position,

o    operating exciting and easy-to-shop stores,

o    providing new merchandise and crafting ideas to our customers,

o hiring and retaining entrepreneurial and knowledgeable store managers and sales teams, and

o    providing superior price/value for our customers.

Merchandising

         Our merchandising strategy is to offer the broadest and deepest assortment of arts, crafts and floral merchandise and to provide our customers with all of the components necessary for their crafting projects on a regular basis. We believe our merchandise appeals to a wide range of recreational and professional crafters of all ages and economic backgrounds. However, our primary customers are women ages 25 to 55. We maintain a fresh and exciting shopping environment by frequently introducing new merchandise into our stores and by regularly updating our displays of completed craft projects. Our buyers actively seek new merchandising opportunities by monitoring industry trends, working with domestic and international vendors, and regularly attending trade shows and craft fairs.

         The following table describes net sales for each of our merchandise categories as a percentage of our total net sales for the years ended December 31, 1999 through 2001:

                                                Year Ended December 31,
                                             ------------------------------
                                              1999        2000        2001
                                             -------     ------      ------
Art supplies and frames...............        30.0%       31.0%       32.0%
Traditional crafts....................        31.0        30.0        30.0
Floral and accessories................        27.0        26.0        25.0
Fashion crafts........................         7.0         8.0         8.0
Seasonal items........................         5.0         5.0         5.0
                                             -----       -----       -----
Total.................................       100.0%      100.0%      100.0%

         Our corporate office develops a planogram for each of our basic and seasonal merchandise categories which is implemented at the store level. A planogram is a diagram that shows how and where each specific retail product should be placed on shelves or displays. The planograms are developed by a team consisting of our buyers and members of our planogram department, with input from key vendors. The planograms are developed using information about the products, such as size, shape, colors, or theme, sales volume and inventory levels. By analyzing past and current sales patterns, we can then adjust our planograms to present merchandise in a manner that helps maximize sales.

         Our point of sale, or POS, system allows us to make better merchandising decisions by identifying sales volume and seasonality patterns of particular items of merchandise. With this information we can make better decisions regarding when to stock, reorder, mark-down and discontinue merchandise.

         Our purchasing professionals and store managers actively monitor competitors' prices to ensure we maintain low prices while preserving merchandise quality and value. Our policy of beating any competitor's advertised price by 10% is clearly displayed in our stores. On a weekly basis, we advertise select items at 20% to 40% off their everyday low prices. We also accept competitors' coupons. We believe that our strategy of price/value leadership enhances customer loyalty and provides superior value.

         Our stores regularly feature seasonal merchandise that complements our core merchandising strategy. Seasonal merchandise is offered for all major holidays and seasons, including Christmas, Fall/Halloween, Spring/Easter, Valentine's Day and St. Patrick's Day. By far the greatest portion of our seasonal merchandise is sold during the Christmas season. Our Christmas holiday merchandise is given floor and shelf space in our stores beginning in late summer. The Christmas holiday season is longer for our stores than for many traditional retailers because of the project-oriented nature of Christmas crafts and gift-making ideas. We believe that our holiday merchandise assortment differs from some of our competitors because a substantial amount of our seasonal merchandise is used to create holiday crafts and gifts rather than consisting of traditional Christmas trees and decorations.

Stores

         Our stores are typically 20,000 to 25,000 square feet. Most of our stores are located in strip centers that are easily accessible from main traffic arteries and have convenient parking. Our store size varies based on market demographics and real estate availability. Most of our store leases have an average initial term of ten years, with two five year renewal options, and provide for predetermined escalations in future minimum annual rent or additional rent contingent upon store sales levels. Our stores are generally open from 9:30 a.m. to 9:00 p.m., Monday through Saturday, and from 10:00 a.m. to 6:00 p.m. on Sunday.

         Store layout and operations

         Our stores provide a "one-stop-shopping" destination for arts, crafts and floral merchandise in an exciting and spacious shopping environment. We design our stores to be attractive and easy-to-shop with a layout intended to lead customers through the entire store in order to expose them to all of our merchandise categories. Wide aisles and easy to read signage help our customers locate merchandise. We use end-of-aisle displays to feature best-selling items and promotional merchandise. Generally, the center of the store contains the floral area, which includes a ribbon center and counter for free floral arrangement services. Our stores also contain a customer service area and eight to 11 registers for quick checkout. Our prototype store is apportioned approximately 80% to selling space with the remainder devoted to delivery, storage, classroom and office areas.

         We emphasize the display of completed craft projects in each department to provide customers with crafting ideas. Because many customers browse for new craft ideas, we believe eye-catching displays of completed craft projects are effective at motivating impulse purchases. Our knowledgeable store team members, many of whom are crafters themselves, are available to explain the displays in detail to customers and to offer assistance on related craft projects.

         We offer frequent in-store classes for children and adults in most of our stores in a dedicated classroom typically located at the rear of the store. Classes are taught by employee team members and outside professionals. Typical classes provide instruction on oil painting, cake decorating, advanced stamping, ribbon making or scrapbooking.

         Store management and training

         Each store is managed by a store manager who is typically assisted by three associate store managers and nine department managers, and employs up to approximately 49 additional full-time and part-time team members. Our store managers and associate store managers are responsible primarily for customer service, training, hiring store level team members, merchandise ordering and inventory management. We develop new store managers by promoting from within our organization. We selectively hire experienced store managers from other retailers who start at our stores as associate store managers.

         A key part of our strategy and management style is to foster an entrepreneurial culture and merchandising creativity throughout all levels of our organization which we believe helps to promote customer loyalty. Store managers are empowered and encouraged to identify merchandising opportunities and to tailor displays to local preferences for craft projects. While receiving direction and support from corporate level management, this autonomy allows store managers to use their own creativity to cater to the needs and demands of their customers. If proven successful, merchandising ideas generated by a store manager can be implemented quickly throughout our chain. We believe this helps to increase sales and profitability. Our store managers and associate store managers earn incentive bonuses based upon annual increases in the profitability of their stores. The average annual compensation for our store managers was approximately $106,000 in 2001. We believe our focus on empowering and rewarding our team members helps in recruiting, hiring and retaining talented personnel.

         Our training program for store managers and associate store managers includes several annual company-sponsored conferences to refine and develop their skills in merchandising, merchandise trends, store operations, financial controls, human resources and general management. Training sessions are also held for floral designers and classroom coordinators at various times during the year. Many of our team members are crafters themselves and we provide them with training to create a sales staff with a strong focus on customer service and a willingness to assist customers in assembling and coordinating their craft projects.

Purchasing

         Our purchasing programs are designed to support our business strategy of providing customers with the broadest and deepest assortment of high quality arts, crafts and floral merchandise at value prices while maintaining high in-stock positions. A 27 person corporate buying staff oversees all of our purchasing. Buyers and store management regularly attend trade shows and craft fairs to monitor industry trends and to obtain new craft ideas.

         In-store department managers are responsible for daily reordering of merchandise for their departments. In 2001, approximately 96% of our merchandise orders were placed through our EDI system. Approximately 59% of our orders were shipped directly from vendors to our stores; the remaining 41%, approximately one-third of which are floral and seasonal items, were shipped from our distribution center. Merchandise assortments at our stores are often enhanced by products ordered by store managers to meet the unique needs of their customers. All of these purchases are monitored through centralized system controls.

         In 2001, we purchased our inventory from more than 500 vendors worldwide. One of the key criteria for the selection of vendors is their responsiveness to our delivery requirements and timing needs. In 2001:

o the largest 25 domestic vendors accounted for approximately 44% of the aggregate dollar volume of our purchases,

o the largest vendor, SBAR'S, Inc. or SBAR'S, accounted for approximately 18% of the aggregate dollar volume of our purchases, and

o approximately 11% of our merchandise, primarily floral and seasonal items, was imported directly from foreign manufacturers or their agents, almost exclusively from the People's Republic of China.

All of our overseas purchases are denominated in United States dollars.

         SBAR'S is a specialty distributor of arts and crafts merchandise, primarily to independent arts and crafts retailers. We believe that our relationship with SBAR'S provides us with a significant competitive advantage for the following reasons:

o Merchandise purchased from SBAR'S typically has a high SKU count but small dollar volume, is uneconomical to purchase directly from a manufacturer or to distribute from our distribution center, has a low turnover, or has been developed by them.

o Merchandise which cannot be timely delivered by other vendors can often be obtained quickly from SBAR'S because SBAR'S regularly maintains an inventory of many of the items we sell.

o SBAR'S maintains a product development and design department which assists us in identifying craft trends, and we often obtain from SBAR'S merchandise samples and displays which are utilized in our stores to generate customer interest.

o We have been purchasing merchandise from SBAR'S since our inception and have developed a disciplined purchasing and ordering relationship with them, which includes two to five deliveries by SBAR'S per store each week, depending on the size of the store and the time of the year.

Distribution

         Our distribution strategy is focused on supporting our stores and maintaining high in-stock positions in all of our merchandise categories. Our stores receive merchandise deliveries three to five times per week from our distribution center during our peak selling season, and two to three times per week throughout the balance of the year, depending on store size.

         We lease 461,000 square feet of distribution and warehouse facilities, consisting of our 253,000 square foot distribution center and adjoining 10,000 square foot office complex in suburban Philadelphia and our two nearby satellite warehouses which total an additional 208,000 square feet. Our distribution center is leased for a term which expires in March 2005, subject to our option to renew the term for an additional six years. Our satellite warehouses are leased for a term which expires in March 2003.

         Our distribution center and warehouse operations are supported by our warehouse management system which uses hand-held computers and radio frequency communication technology to track merchandise. Our warehouse management system enables us to update our inventory records instantly to reflect all of the merchandise receiving and shipping activities that occur at our distribution center throughout the day. We believe our warehouse management system helps to make our distribution center and warehouse operations efficient and is instrumental in helping us meet our commitment to provide superior inventory replenishment to each of our stores.

         We lease a fleet of tractors and trailers to deliver merchandise to 40 of our 61 stores directly from our distribution center. Additionally, we have contracted with an outside carrier to deliver merchandise to the 21 stores where an overnight stay is required because of travel time. In 2001, approximately 41% of our merchandise was delivered from our distribution center to our stores.

         We are currently negotiating the leasing and construction of a new distribution center and office complex. We anticipate that this new distribution center, which will be located near our existing distribution center, will initially be 450,000 square feet plus 30,000 square feet of office space. We plan to expand the new distribution center to 900,000 square feet by the end of 2005. We intend to discontinue using our satellite warehouses once the first 450,000 square feet of the new distribution center is completed, which we anticipate will be sometime in 2003. We will continue to operate our current distribution center until the second phase of construction of our new distribution center is completed. We believe that our new facility, when completed, will enable us to effectively service all of our existing and planned store locations within a 700 mile radius of the new distribution center.

Marketing

         Our marketing and advertising is designed to attract our target customers consisting primarily of women between the ages of 25 and 55. A study published in Craftrends in November 2001, surveyed 1,000 craft customers across the country. Of the 1,000 participants, 66% were between the ages of 26 and 54, 89% were female and 46% had an income greater than $60,000. We believe that our target customer is consistent with this demographic profile.

         We advertise 51 weeks per year, typically in midweek editions of local and/or regional newspapers. Approximately 12 times per year, we run multi-page newspaper inserts in local and regional newspapers. In addition, prior to store openings, we use radio advertisements to develop customer awareness and we place special pre-opening advertisements, normal advertising copy and/or grand opening inserts in newspapers. We create most of our advertising in-house. Our net advertising expense was 2.5% of net sales in 2001.

         We believe that teachers, who often purchase arts and crafts merchandise for in-school projects, are an important customer segment. To generate goodwill, we offer teachers who join our "Teachers Program" a 10% discount on all regularly and sale priced merchandise. We have issued over 500,000 discount cards to teachers in this program. Similarly, our "Crafty Kids Birthday Club," with over 400,000 members, is intended to develop future crafters as customers. Members of this club receive a birthday card containing a $5.00 gift certificate each year through their twelfth birthday.

         We recently re-launched our website, www.acmoore.com. The primary goal of our website is to drive additional store traffic and serve as an additional marketing channel to build brand name awareness. Our website features weekly advertisements, a store locator and an in-store class schedule, as well as suggested craft projects for children and adults with accompanying instructions and shopping lists for merchandise to be purchased at our stores. The craft projects on our website change both seasonally and according to new trends. We do not sell our merchandise on our website, although gift certificates may be purchased on-line.

Management Information Systems

         We believe that we have implemented leading information technology systems which support merchandising, store ordering, warehouse inventory management, finance and administration. Our management information systems are secure, redundant and scalable. We expect to continue to enhance the performance of our systems through software and hardware upgrades and other improvements, such as the systems integration of our stores and distribution center to improve our inventory processing capabilities.

         In August 2000, we completed the installation of our POS system in every store. This system, which includes merchandise universal product code or bar code scanning at the registers along with the expansion of our radio frequency re-order system, allows our stores to reduce or re-deploy employee team members that had previously been used to price mark each SKU. With the POS data capturing capabilities, faster and more detailed sales and margin information is available. We have improved our merchandising efforts by polling the POS system on a regular basis to evaluate sale and pricing trends for each SKU. In addition, we are able to generate data to assess the performance of our advertising and promotional programs. This system also improves the speed of the check-out process, reduces pricing errors and provides greater control over register operations.

         Our real-time management information and control system has been designed to support our key business objective of maintaining a high in-stock position. Utilizing a radio frequency based hand-held computer, our department managers electronically record and then transmit their orders to the corporate office. These orders are then automatically sent to the appropriate vendor. This internally developed system is based upon electronic data interchange, or EDI, and connects with most of our vendors as well as with our distribution center. Those vendors that lack EDI capability are given an option to use a web-based solution that links with our systems.

Competition

         The market in which we compete is highly fragmented, containing multi-store arts and crafts retailers, mass merchandisers, small local specialty retailers, mail order vendors, hardware stores and a variety of other retailers. We believe we are one of only six retailers in the United States dedicated to serving the arts and crafts market that have annual sales in excess of $100 million. We compete with many retailers and classify our principal competition within the following three categories:

o Multi-store specialty chains. This category includes several multi-store specialty chains operating more than 35 stores and comprises: Michaels Stores, Inc., a chain which operates approximately 700 Michaels Stores throughout the United States; Jo-Ann Stores, Inc. which operates approximately 1,000 Jo-Ann Stores and approximately 60 Jo-Ann etc. stores nationwide; Hobby Lobby Stores, Inc. a chain which operates approximately 260 stores primarily in the Midwestern United States; Garden Ridge, Inc., which operates approximately 40 stores primarily in the southeast and midwest United States; and Rag Shops, Inc. which operates approximately 70 stores located primarily in New Jersey and Florida.

o Mass merchandisers. This category includes companies such as Wal-Mart Stores, Inc., Ames Department Stores, Inc. and other mass merchandisers. These retailers typically dedicate only a relatively small portion of their selling space to a limited assortment of arts and crafts supplies and floral merchandise.

o Small, local specialty retailers. This category includes thousands of local "Mom & Pop" arts and crafts retailers. Typically, these are single store operations managed by the owner. The stores generally offer a limited selection and have limited resources for advertising, purchasing and distribution. Many of these stores have established a loyal customer base within a given community and compete on customer service.

         We believe that the principal competitive factors of our business are pricing, breadth of merchandise selection, in-stock position and customer service. We believe that we are well positioned to compete on each of these factors.

Employees

         As of December 31, 2001, we had 1,412 full-time and 2,679 part-time team members, 3,809 of whom worked at our stores, 141 at the distribution center and 141 at the corporate offices. None of our employees is covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

Trademarks

         We use the "A.C. Moore" name as a tradename and as a service mark in connection with the sale of our merchandise. Our "A.C. Moore" logo has been registered with the United States Patent and Trademark Office as a service mark.

Cautionary Statement Relating to Forward Looking Statements

         Certain oral statements made by our management from time to time and certain statements contained herein or in other periodic reports filed by us with the Securities and Exchange Commission or incorporated by reference herein or therein are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), with respect to our results of operations and our business. All such statements, other than statements of historical facts, including those regarding market trends, our financial position and results of operations, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward-looking words or phrases including, but not limited to, "intended," "will," "should," "may," "believes," "expects," "expected," "anticipates," and "anticipated" or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on our current expectations. Although we believe that the expectations reflected in such forward looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. These forward-looking statements represent our current judgment. We disclaim any intent or obligation to update its forward-looking statements. Because forward-looking statements involve risks and uncertainties, our actual results could differ materially. Important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") include those that are discussed below. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

An increase in our sales, profitability and cash flow will depend on our ability to increase the number of stores we operate and increase the productivity and profitability of our existing stores.

         The key components of our growth strategy are to increase the number of stores we operate and increase the productivity and profitability of our existing stores. If we are unable to implement this strategy, our ability to increase our sales, profitability and cash flow could be significantly impaired. To the extent we are unable to open new stores as planned, our sales growth would come only from increases in comparable store sales. Growth in profitability in that case would depend significantly on our ability to increase margins or reduce our costs as a percentage of sales. There are many factors, some of which are beyond our control, which could impact our ability to implement our strategy for opening new stores. These factors include:

o    our ability to identify suitable markets in which to expand,

o    the availability of suitable sites for additional stores,

o    the ability to negotiate acceptable lease terms for sites we identify,

o    the availability of acceptable financing to support our growth, and

o our ability to hire, train and retain a sufficient number of qualified managers and other store personnel.

Our success will depend on how well we manage our growth.

         Even if we are able to implement, to a significant degree, our key growth strategies of expanding our store base and increasing the productivity and profitability of our existing stores, we may experience problems relating to our growth, which may prevent any significant increase in profitability or negatively impact our cash flow. For example:

o The costs of opening and operating new stores may offset the increased sales generated by the additional stores;

o The opening of additional stores in an existing market could reduce net sales from existing stores in that market;

o The opening of stores in new geographic markets may present competitive and merchandising challenges that are different than those we face in our existing geographic markets;

o The closure or relocation of under-performing stores may result in us retaining liability for expensive leases;

o Our growth may outpace our ability to expand, upgrade and improve our administrative, operational and management systems, controls and resources;

o We may be unable to hire and train sufficient qualified managers and other store personnel;

o Our suppliers may be unable to meet our increased demand for merchandise as a result of the additional stores and increased productivity of our existing stores; and

o We may be unable to expand our existing distribution capabilities, or employ third-party distribution services on a cost effective basis, to provide sufficient merchandise for sale by our new stores.

A weak fourth quarter would have a material adverse effect on our operating results for the year.

         Our business is affected by the seasonality pattern common to most retailers. Due to the importance of our peak selling season, which includes Fall/Halloween, Thanksgiving and Christmas, the fourth quarter has historically contributed, and is expected to continue to contribute, virtually all of our net income for the entire year. In anticipation of increased sales activity during the fourth quarter, we increase our short-term borrowings and incur significant additional expense both prior to and during the fourth quarter. These expenses may include acquisition of additional inventory, advertising, in-store promotions, seasonal staffing needs and other similar items. As a result, any factors negatively affecting us during the fourth quarter of any year, including adverse weather and unfavorable economic conditions, would have a material adverse effect on our results of operations for the entire year.

Our quarterly results fluctuate due to a variety of factors and are not a meaningful indicator of future performance.

         Our quarterly results have fluctuated in the past and may fluctuate significantly in the future depending upon a variety of factors, including, among other things:

o    the mix of merchandise sold,

o    the timing and level of markdowns,

o    promotional events,

o    store openings and closings,

o    remodels or relocations of our stores,

o    length and timing of the holiday seasons,

o    competitive factors, and

o    general economic conditions.

Our comparable store sales growth was 15% in the fourth quarter of 2001, which was somewhat higher than we had projected internally. We believe that this growth and other period-to-period comparisons of our operating results cannot be relied upon as indicators of future performance. If our operating results in any future period fall below the expectations of securities analysts and investors, the market price of our securities would likely decline.

Our success depends on key personnel whom we may not be able to retain or hire.

         We are currently dependent upon the continued services, ability and experience of our senior management team, particularly John E. ("Jack") Parker, our Chief Executive Officer and Lawrence H. Fine, our President. The loss of the services of Mr. Parker or Mr. Fine or other members of senior management could have a material adverse effect on us. We do not maintain any key man life insurance on any members of our senior management team. Our success in the future will also be dependent upon our ability to attract and retain other qualified personnel, including store managers.

We face an extremely competitive retail business market.

         The arts and crafts retailing business is highly competitive. We currently compete against a diverse group of retailers, including multi-store arts and crafts retailers, mass merchandisers, small local specialty retailers, mail order vendors, hardware stores and a variety of other retailers. Almost all of our stores face aggressive competition in their market area from one or more of our major competitors. In addition, alternative methods of selling crafts, such as over the Internet or direct marketing, could result in additional future competitors and increased price competition because our customers could more readily comparison shop. Some of our competitors, particularly the mass merchandisers and national arts and crafts chains, have substantially greater financial resources and operate more stores than we do. We also compete with these and other retailers for customers, suitable retail locations, suppliers and qualified employees and management personnel. Moreover, increased competition may result in potential or actual litigation between us and our competitors relating to such activities as competitive sales and hiring practices, exclusive relationships with key suppliers and manufacturers and other matters. As a result, increased competition may adversely affect our future financial performance, and we cannot assure you that we will be able to compete effectively in the future.

We may not be able to successfully anticipate changes in merchandise trends and consumer demands and our failure to do so may lead to loss of sales and the closing of under-performing stores.

         Our success depends, in large part, on our ability to anticipate and respond in a timely manner to changing merchandise trends and consumer demands. Accordingly, any delay or failure by us in identifying and correctly responding to changing merchandise trends and consumer demand could adversely affect consumer acceptance of the merchandise in our stores. In addition, we make decisions regarding merchandise well in advance of each of the seasons in which such merchandise will be sold. Significant deviations from projected demand for merchandise would have a material adverse effect on our results of operations and financial condition, either from lost sales due to insufficient inventory or lower margins due to the need to mark down excess inventory.

         A material decline in sales and other adverse conditions resulting from our failure to accurately anticipate changes in merchandise trends and consumer demands may require us to close under-performing stores. Closing stores would subject us to additional costs including, but not limited to, taking reserves on impaired assets, loss of customer goodwill and costs associated with outstanding lease obligations.

Because of our small store base adverse events could have a greater impact on us than if we had a larger store base.

         As of December 31, 2001, we operated a chain of 61 stores. The results achieved to date by our relatively small store base may not be indicative of the results of the larger number of stores which we intend to operate in existing and new geographic markets. Because our current and planned stores are located in the eastern United States, the effect on us of adverse events in this region (such as weather or unfavorable regional economic conditions) may be greater than if our stores were more geographically dispersed. Because overhead costs are spread over a smaller store base, increases in our general and administrative expenses could affect our profitability more negatively than if we had a larger store base. Due to our relatively small store base, one or more unsuccessful new stores, or a decline in sales at an existing store, will have a more significant effect on our results of operations than would be the case if we had a larger store base.

A disruption in the operations of our distribution center could have a material adverse effect on our financial condition and results of operations.

         Our distribution center in suburban Philadelphia handles much of the distribution for our stores. Our distribution center, and thus our distribution operations, are vulnerable to damage or interruption from fire, flood, power loss, break-ins and similar events. We have no formal disaster recovery plan. The occurrence of unanticipated problems at our distribution center, all of which may not be covered by insurance, could cause interruptions or delays in our business which would have a material adverse effect on our financial condition and results of operations.

We depend on a number of key vendors to supply our merchandise, and the loss of any one of our key vendors may result in a loss of sales and significantly harm our operating results.

         Our performance depends on our ability to purchase our merchandise in sufficient quantities at competitive prices. Although we have many sources of merchandise, SBAR'S, our largest supplier of merchandise, accounted for approximately 18% of the aggregate dollar volume of our purchases in 2001. We depend on SBAR'S to provide us with low-cost merchandise that would be less efficient for us to obtain directly from other vendors or manufacturers. Our future success is dependent upon our ability to maintain a good relationship with SBAR'S and our other principal suppliers. We do not have any long-term purchase agreements or other contractual assurances of continued supply, pricing or access to new products, and any vendor or distributor could discontinue selling to us at any time. We may not be able to acquire desired merchandise in sufficient quantities or on terms acceptable to us in the future, or be able to develop relationships with new vendors to replace discontinued vendors. Our inability to acquire suitable merchandise in the future or the loss of one or more key vendors and our failure to replace any one or more of them may have a material adverse effect on our business, results of operation and financial condition. Our smaller vendors generally have limited resources, production capacities and operating histories, and some of our vendors have limited the distribution of their merchandise in the past. These vendors may be susceptible to cash flow problems, downturns in economic conditions, production difficulties, quality control issues and difficulty delivering agreed-upon quantities on schedule. We also cannot assure you that we would be able, if necessary, to return product to these vendors and obtain refunds of our purchase price or obtain reimbursement or indemnification from any of our vendors if their products prove defective.

We face risks associated with sourcing and obtaining merchandise from foreign sources.

         We have in recent years placed increased emphasis on obtaining floral and seasonal items from overseas vendors, with approximately 11% of all of our merchandise being purchased from overseas vendors in 2001. In addition, many of our domestic suppliers purchase a portion of their merchandise from foreign sources. Our future success will depend in large measure upon our ability to maintain our existing foreign supplier relationships and to develop new ones. While we rely on our long-term relationships with our foreign vendors, we have no long-term contracts with them. In addition, virtually all of the merchandise which we purchase from foreign sources is manufactured in the People's Republic of China. Since adoption of an "open-door policy" in 1978, the Chinese government has been pursuing economic reform policies, including the encouragement of foreign trade and investment and greater economic decentralization. We cannot assure you, however, that China will continue to pursue these policies. Many of our imported products are subject to duties, tariffs and quotas that may limit the quantity of some types of goods which we may import into the United States. Our dependence on foreign imports also makes us vulnerable to risks associated with products manufactured abroad, including, among other things:

o    changes in import duties, tariffs and quotas,

o loss of "most favored nation" trading status by the United States in relation to a particular foreign country, including the People's Republic of China,

o    work stoppages,

o    delays in shipments,

o    freight cost increases,

o    economic uncertainties, including inflation,

o    foreign government political unrest, and

o trade restrictions, including the United States retaliating against protectionist foreign trade practices.

If any of these or other factors were to render the conduct of business in particular countries undesirable or impractical, our financial condition and results of operations could be materially and adversely affected because we would have difficulty sourcing the merchandise we need to remain competitive. An interruption or delay in supply from our foreign sources, or the imposition of additional duties, taxes or other charges on these imports could have a material adverse effect on our business, financial condition and results of operations unless and until alternative supply arrangements are secured. Products from alternative sources may be of lesser quality and/or more expensive than those we currently purchase, resulting in a loss of sales to us.

Transition to a new distribution center may cause disruption in our operations.

         We are currently negotiating the leasing and construction of a new 450,000 square foot distribution center in suburban Philadelphia which we plan to open in 2003 to support our growing store base. We intend to expand the new distribution center to 900,000 square feet by the end of 2005 and use it at that time as a replacement for our current distribution center. If the systems and controls we set-up for the new facility do not work as planned, or if the new facility is not ready at the time we anticipate, our ability to supply our stores could be impaired which could have a material adverse effect on our sales and financial performance.

We face risks relating to inventory.

         We depend upon our in-store department managers to reorder merchandise. The failure of these department managers to accurately respond to inventory requirements could adversely affect consumer acceptance of the merchandise in our stores and negatively impact sales which could have a material adverse effect on our results of operations and financial condition. If we misjudge the market, we may significantly overstock unpopular products and be forced to take significant inventory markdowns, which would have a negative impact on our operating results and cash flow. Conversely, shortages of key items could have a material adverse impact on our operating results. In addition, we conduct a physical inventory in our stores once a year, and quarterly results are based on an estimated gross margin and accrual for estimated inventory shrinkage.

Our management information systems may prove inadequate.

         We depend on our management information systems for many aspects of our business. Some of our key software has been developed by our own programmers and this software may not be easily integrated with other software and systems. Our business will be materially and adversely affected if our management information systems are disrupted or if we are unable to improve, upgrade, integrate or expand upon our systems, particularly in light of our intention to significantly increase the number of stores that we operate and our planned move to a new distribution center.

Our two largest shareholders will continue to have substantial influence over matters requiring a shareholder vote.

         Our two largest shareholders own approximately 49% of our outstanding common stock. These shareholders, therefore, have the ability to exert significant influence over our board of directors and the outcome of shareholder votes. If these shareholders vote together, they may have the ability to elect our board of directors and determine the outcome of all corporate actions requiring shareholder approval.


Terrorist attacks and threats or actual war may impact all aspects of our operations, revenues, costs and stock price in unpredictable ways.

         Recent terrorist attacks in the United States, as well as future events occurring in response or in connection to them, including, without limitation, future terrorist attacks against United States targets, rumors or threats of war, actual conflicts involving the United States or its allies or military or trade disruptions impacting our domestic or foreign suppliers of merchandise, may impact our operations, including, among other things, causing delays or losses in the delivery of merchandise to us and decreased sales of the products we carry. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. They also could result in a deepening of any economic recession in the United States or abroad. These events could also temporarily increase demand for our products as consumers respond by traveling less and engaging in home-based leisure activities which could contribute to a temporary increase in our sales which may not be sustainable. Any of these occurrences could have a significant impact on our operating results, revenues and costs and may result in the volatility of the market price for our common stock and on the future price of our common stock.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Our executive officers are as follows:

                 Name                     Age                                Position
--------------------------------------  ------   -----------------------------------------------------------------
John E. (Jack) Parker.................    60     Chief Executive Officer and Director
Lawrence H. Fine......................    48     President
Rex A. Rambo..........................    60     Executive Vice President and Chief Operating Officer
Patricia A. Parker....................    59     Executive Vice President, Merchandising and Director
Leslie H. Gordon......................    58     Executive Vice President, Treasurer and Chief Financial Officer
Janet Parker..........................    39     Senior Vice President, Merchandising

         Mr. Parker, our co-founder, has been Chief Executive Officer and a director since our inception and was our President from inception until June, 2001. From 1959 to 1984, Mr. Parker worked for the F.W. Woolworth Company in various management positions, most recently as President and Chief Executive Officer of the United States General Merchandise Group where he was responsible for more than 1,000 stores, including the entire domestic chain of Woolworth retail stores. Mr. Parker is the husband of Patricia A. Parker and the father of Janet Parker.

         Mr. Fine has served as our President since June 2001. Mr. Fine was most recently Executive Vice President - General Merchandise Manager for arts and crafts retailer Michaels Stores, Inc., a position he held since December 1996. From 1995 until joining Michaels in December 1996, he was Senior Vice President of Merchandising for Party City Corp. Prior to joining Party City, Mr. Fine held a variety of merchandising positions with the Jamesway Corporation for nearly 16 years.

         Mr. Rambo has served as our Executive Vice President and Chief Operating Officer since December 1997. From December 1996 to December 1997, he was our Executive Vice President, Strategic Development, Merchandising and Marketing. In 1995 and 1996, Mr. Rambo was Executive Vice President, Merchandising and Marketing for Michaels Stores, Inc. From 1992 to 1995, Mr. Rambo served in various management capacities with Montgomery Ward & Co. and its affiliates, first, from 1992 to 1994, as a Vice President of Montgomery Ward and most recently as President and Chief Operating Officer of Montgomery Ward's subsidiary Lechmere, Inc., a retailer of electronics and other home products. In July 1997, Lechmere, Inc. filed a petition in bankruptcy under Chapter 11. From 1963 to 1992, Mr. Rambo worked for Sears, Roebuck and Co. in various management capacities, including National Marketing Manager.

         Ms. Patricia Parker has served as our Executive Vice President, Merchandising since September 1990. From 1985 to 1990, she served as our Vice President. Ms. Parker is responsible for purchasing all of our floral and seasonal merchandise and our import purchasing program. Ms. Parker is the wife of Jack Parker and the mother of Janet Parker.

         Mr. Gordon has served as our Executive Vice President, Treasurer and Chief Financial Officer since February 1999. From March 1996 to January 1999, Mr. Gordon served as our Senior Vice President, Treasurer and Chief Financial Officer. From 1992 to 1995, Mr. Gordon was Senior Vice President, Finance of C & J Clark America, Inc., a shoe manufacturer, wholesaler and retailer. From 1986 to 1992, Mr. Gordon served as Senior Vice President, Finance, of SILO, Inc., an electronics retailer.

         Ms. Janet Parker has served as our Senior Vice President, Merchandising since 1994. From 1990 to 1994, Ms. Parker served as our Vice President of Administration and from 1985 to 1990, she served as our Accounting Manager. Ms. Parker is the daughter of Jack and Patricia A. Parker.

ITEM 2.  PROPERTIES.

         As of December 31, 2001, we operated 61 stores in twelve states, all of which are leased and located within a 700 mile radius of our suburban Philadelphia distribution center. The number of our stores located in each state and the city in which each store is located is shown in the following table:

Connecticut (3)            New Hampshire (1)          North Carolina (6)        Rhode Island (1)
---------------            -----------------          ------------------        ----------------
  New London                 Nashua                     Cary                      Warwick
  Orange                                                Concord
  Plainville               New Jersey (11)              Hickory                 South Carolina (1)
                           ---------------              Raleigh                 ------------------
                             Brick Town                 Wilmington                Greenville
Delaware (2)                 Clifton                    Winston-Salem
------------                 Deptford
  Dover                      Edison                                             West Virginia (1)
  Wilmington                 English Creek                                      -----------------
                             Hamilton                                              Clarksburg
                             Linden                     Pennsylvania (14)
Maryland (4)                 Moorestown                 -----------------
------------                 Parsippany                 Allentown
  Frederick                  Shrewsbury                 Altoona
  Glen Burnie                Watchung                   Bensalem
  Hagerstown                                            Broomall
  White Marsh                                           Exton
                                                        Hanover
Massachusetts (8)                                       Harrisburg
-----------------                                       Lancaster
  Bellingham               New York (9)                 Langhorne
  Brockton                 ------------                 Montgomeryville
  Danvers                    Binghamton                 Muncy
  Framingham                 Latham                     Philadelphia
  Holyoke                    Middletown                 Reading
  Hyannis                    Nanuet                     Scranton
  Medford                    Poughkeepsie
  North Dartmouth            Saratoga Springs
                             Syracuse
                             Utica
                             Yorktown Heights

         Most store leases have an average initial term of ten years, with three five-year renewal options, and provide for predetermined escalations in future minimum annual rent or additional rent contingent upon store sales levels. The pro rata portion of scheduled rent escalations has been included in other long-term liabilities in our balance sheet.

         We select store sites on the basis of various factors, including physical location, demographics, anchor and other tenants, location within the center, parking and available lease terms. We look for co-tenants that generate a high rate of shopping traffic, such as specialty value-oriented women's retailers, leading chain supermarkets, discount chains, home improvement centers, book stores and domestics stores. We believe our stores are attractive to developers because they attract high rates of customer traffic and generate above average net sales per square foot.

         We lease 461,000 square feet of distribution and warehouse facilities, consisting of our 253,000 square foot distribution center and adjoining 10,000 square foot office complex in suburban Philadelphia and our two nearby satellite warehouses which total an additional 208,000 square feet. Our distribution center is leased for a term which expires in March 2005, subject to our option to renew the term for an additional six years. Our satellite warehouses are leased for a term which expires in March 2003.

         We are currently negotiating the leasing and construction of a new distribution center and office complex. We anticipate that this new distribution center, which will be located near our existing distribution center, will initially be 450,000 square feet plus 30,000 square feet of office space. We plan to expand the new distribution center to 900,000 square feet by the end of 2005. We intend to discontinue using our satellite warehouses once the first 450,000 square feet of the new distribution center is completed, which we anticipate will be sometime in 2003. We will continue to operate our current distribution center until the second phase of construction of our new distribution center is completed. We believe that our new facility, when completed, will enable us to effectively service all of our existing and planned store locations within a 700 mile radius of the new distribution center.

ITEM 3.  LEGAL PROCEEDINGS.

         From time to time, we are involved in litigation arising in the ordinary course of our business. None of the pending litigation, in the opinion of management, is likely to have a materially adverse effect on our results of operations or financial condition. We maintain general liability insurance in amounts deemed adequate by management.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock is quoted on the Nasdaq National Market and trades under the symbol "ACMR." The following table sets forth the high and low sales prices per share of our common stock as reported on the Nasdaq National Market for the periods indicated.

                                                               High              Low
             Year Ended December 31, 2000                     ------           -------
First Quarter........................................          $7.94             $4.63
Second Quarter.......................................           7.88              4.50
Third Quarter........................................           9.50              6.31
Fourth Quarter.......................................           8.63              5.75

             Year Ended December 31, 2001
First Quarter........................................          $9.44             $7.94
Second Quarter.......................................          15.40              8.63
Third Quarter........................................          19.05             11.65
Fourth Quarter.......................................          34.00             15.15


         The number of record holders of our common stock as of December 31, 2001 was approximately 87.

         Since becoming a public company we have never declared or paid any cash dividends on our common stock. We currently intend to retain our future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

         The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere herein. The statement of income data for the years ended December 31, 1999, 2000 and 2001 and the balance sheet data at December 31, 2000 and 2001 are derived from our audited consolidated financial statements appearing elsewhere herein. The statement of income data for the years ended December 31, 1997 and 1998 and the balance sheet data at December 31, 1997, 1998 and 1999 are derived from our audited consolidated financial statements not included herein.

                                                           Year Ended December 31,
                                             ---------------------------------------------------
                                                1997      1998       1999       2000      2001
                                             --------    ------     -------   -------    -------
                                             (In thousands, except per share and operating data)
Statement of Income Data:
  Net sales................................    $138,056  $187,005   $222,998   $262,057  $332,413
  Gross margin.............................      51,229    68,278     79,920     96,207   124,098
  Selling, general and administrative
  expenses.................................      41,971    60,214     70,336     83,516   105,447
  Store pre-opening expenses...............       1,477     2,234        609      1,928     2,518
  Income from operations...................       7,781     5,830      8,975     10,763    16,133
  Net income...............................       3,992     3,935      5,664      6,557     9,507
  Net income per share, diluted............     $  0.79   $  0.52   $   0.76    $  0.88    $ 1.23

  Weighted average shares outstanding,
  diluted..................................       5,078     7,517      7,405      7,444     7,753

Pro Forma  Income Data: (1)
  Pro forma net income.....................     $ 4,431
  Pro forma net income per share...........     $  0.87
  Pro forma weighted average
  shares outstanding.......................       5,093


Balance Sheet Data (as of):
  Working capital..........................     $40,974   $42,721   $ 46,625   $ 47,168  $ 56,422
  Total assets.............................      66,067    82,357     90,617    107,392   123,811
  Total debt...............................          --     1,918      1,568      1,201     3,174
  Shareholders' equity.....................      47,086    51,171     56,972     63,681    73,727

Other Data:
  Cash flows from operating activities.....     $ 1,452   $(4,445)  $  9,808   $  6,709  $  6,768
  EBITDA (2) ..............................       9,242     8,032     11,874     14,592    21,353
  Number of stores open at end of period...          25        37         40         50        61
  Net sales per total square foot (3)......     $   326   $   302   $    271   $    271  $    273
  Average net sales per store (000's) (3)..     $ 6,728   $ 6,329   $  5,915   $  5,919  $  6,070
  Comparable store sales increase (4)......          4%        3%         6%         3%        8%

-------------
(1) Until October 1997, we were an S Corporation and, accordingly, we were not subject to federal and certain state corporate income taxes. The pro forma information has been computed as if we were subject to federal and all applicable state corporate income taxes for 1997, assuming the tax rate that would have applied had we been taxed as a C Corporation.
(2) EBITDA is defned as earnings before interest, taxes, depreciation and amortization. EBITDA is not intended to represent cash flow from operations as defined by accounting principles generally accepted in the United States of America and should not be considered as an alternative to net income as an indicator of operating performance or to cash flows as a measure of liquidity.
(3)  Includes only stores open during the entire period.
(4) Stores are added to the comparable store base at the beginning of their fourteenth full month of operation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

         We are a rapidly growing specialty retailer offering a vast selection of arts, crafts and floral merchandise to a broad demographic of consumers. Our target customers are primarily women between the ages of 25 and 55 who are looking for ideas to decorate their homes, create handmade items, or otherwise engage in arts and crafts activities. We have grown from 17 stores in January 1997 to 61 stores in December 2001. Our stores are located in the eastern United States from New England to the Carolinas.

         We established our first store in Moorestown, New Jersey in 1984 and grew to five stores by the end of 1993. We added a total of 12 additional stores in 1994 and 1995. In 1995, we began implementing an aggressive expansion plan and built our infrastructure to position us for that growth. By the end of 1996, we had recruited experienced senior retail executives in the areas of operations, merchandising and finance, and made key additions and changes in other areas such as buying, information systems, human resources and real estate. From 1997 through 2001 we continued to strengthen and expand our management team including the addition of Lawrence H. Fine as our President in June 2001. We also continued to develop our operating systems, the most important of which was our POS system implemented in August 2000.

         In 1996, we leased a new 131,000 square foot distribution center and office complex in suburban Philadelphia, which was expanded to 263,000 square feet in 1998. We also developed an automated ordering system using EDI to link us electronically with most of our vendors and developed a real estate program to accommodate our expansion plan. In 1997, we received financing for our growth through an initial public offering of our common stock with net proceeds, after the payment of outstanding debt, of approximately $16 million. In 1997 and 1998, we continued implementing our expansion strategy by opening a total of 20 new stores.

         In 1998 we did not meet our profit objectives. As a result, in 1999, we made a decision to concentrate on improving the profitability of our existing store base and to open only three stores. We revamped our store opening procedures, prepared our systems for further expansion, and strengthened our merchandising with improved communication between our store management and our buyers.

         With the changes we made in 1999, we re-established our expansion plan and opened ten new stores in 2000 and 11 new stores in 2001. During the next two years, we intend to increase our store base by approximately 20% per year, all within 700 miles of our suburban Philadelphia distribution center, an area encompassing approximately 45% of the United States population. We believe we can operate at least 120 stores in this area without significantly diluting sales in our existing stores. To accommodate this growth, we are in the process of negotiating the leasing and construction of a new distribution center which will initially be 450,000 square feet plus 30,000 square feet of office space and will be located near our existing distribution center. We plan to expand the new distribution center to 900,000 square feet by the end of 2005 and then vacate our existing distribution center.

Results of Operations

         The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales:


                                                                Year Ended December 31,
                                                            --------------------------------
                                                             1999         2000          2001
                                                            ------       ------        ------
Net sales.............................................      100.0%       100.0%        100.0%
Cost of sales.........................................       64.2         63.3          62.7
                                                            -----        -----         -----
Gross margin..........................................       35.8         36.7          37.3
Selling, general and administrative expenses..........       31.5         31.9          31.7
Store pre-opening expenses............................        0.3          0.7           0.7
                                                            -----        -----         -----
Income from operations................................        4.0          4.1           4.9
Interest expense(income), net.........................       (0.0)         0.1           0.2
                                                            -----        -----         -----
Income before income taxes............................        4.0          4.0           4.7
Provision for income taxes............................        1.5          1.5           1.8
                                                            -----        -----         -----
Net income............................................        2.5%         2.5%          2.9%
                                                            =====        =====         =====

2001 Compared to 2000

         Net Sales. Net sales increased $70.4 million, or 26.8%, to $332.4 million in 2001 from $262.1 million in 2000. This increase resulted from (i) net sales of $28.9 million from eleven new stores opened in 2001, (ii) net sales of $19.9 million from stores opened in 2000 which were not included in the 2000 comparable store base, and (iii) a comparable store sales increase of $21.6 million, or 8%. Stores are added to the comparable store base at the beginning of the fourteenth full month of operation.

         Gross Margin. Gross margin is net sales minus the cost of sales and certain distribution and purchasing costs. The gross margin increased to 37.3% of net sales in 2001 from 36.7% in 2000. The increase is due to changes in our product mix, cost reductions obtained from our vendors and from leveraging our buying and distribution expense over a larger store base, offset somewhat by higher freight costs.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses include (i) direct store level expenses, including rent and related operating costs, payroll, advertising, depreciation and other direct costs, and (ii) corporate level costs not directly associated with or allocable to cost of sales including executive salaries, accounting and finance, corporate information systems, office facilities and other corporate expenses. Selling, general and administrative expenses increased $21.9 million, or 26.3%, in 2001 to $105.4 million from $83.5 million in 2000. Of the $21.9 million increase, $15.8 million was attributable to the stores opened in 2001 which were not open during 2000 and the stores opened in 2000 which were not included in the 2000 comparable store base. Of the remainder, $3.9 million is due to increases in the comparable stores and $2.2 million is attributable to the increase in corporate costs to support our growth. As a percentage of net sales, selling, general and administrative costs decreased to 31.7% of net sales in 2001 from 31.9% of net sales in 2000. This decrease is primarily due to leveraging store and central costs over a greater sales base.

         Store Pre-Opening Expenses. We expense store pre-opening costs as they are incurred. Pre-opening expenses for the 11 new stores opened in 2001, and two stores which were relocated during the year amounted to $2.5 million. In 2000, we opened ten new stores and incurred pre-opening expenses of $1.9 million.

         Interest Expense. Interest expense was $781,000 for 2001, an increase of $436,000 from 2000. The increase is due to the use of short term borrowings to fund the new stores added in 2000 and 2001.

         Interest Income. Interest income was $106,000 in 2001, a decrease of $52,000 from 2000. The decrease was due to a lower balance of cash investments as the proceeds of our 1997 initial public offering of common stock were used to fund our growth.

         Income Taxes. Our effective income tax rate was 38.5% for 2001 and 38.0% for 2000.

2000 Compared to 1999

         Net Sales. Net sales increased $39.1 million, or 17.5%, to $262.1 million in 2000 from $223.0 million in 1999. This increase resulted from (i) net sales of $25.2 million from ten new stores opened during 2000, (ii) net sales of $7.5 million from stores opened in 1999 not included in the 1999 comparable store base and (iii) a comparable store sales increase of $6.4 million, or 3%.

         Gross Margin. Gross margin increased to 36.7% of net sales in 2000 from 35.8% in 1999 mainly due to cost reductions obtained from both domestic and foreign suppliers and also because of fewer seasonal markdowns in the fourth quarter of 2000 as compared to the fourth quarter of 1999.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $13.2 million, or 18.7%, in 2000 to $83.5 million from $70.3 million in 1999. Of the $13.2 million increase, $10.2 million was attributable to the ten stores open during 2000 which were not open during 1999 and the stores opened in 1999 not included in the 1999 comparable store base. The remainder of the increase is attributable to $1.6 million in operating expenses in the comparable stores and $1.4 million in corporate costs. The increase in corporate costs is the result of continued expansion of our infrastructure to support our growth. As a percentage of sales, selling, general and administrative costs increased to 31.9% of net sales in 2000 from 31.5% of net sales in 1999. This increase is primarily due to the new stores which, on average, initially have higher operating costs as a percent of sales than older stores.

         Store Pre-Opening Expenses. Pre-opening expenses for the ten new stores opened in 2000 amounted to $1.9 million. In 1999, we opened three stores and had pre-opening expenses of $609,000.

         Interest Expense. Interest expense was $345,000 for 2000, an increase of $173,000 from 1999. This increase was the result of greater short-term bank borrowings to fund the new stores added in 2000.

         Interest Income. Interest income was $158,000 in 2000, a decrease of $53,000 from 1999. The decrease was due to a lower balance of cash investments as the proceeds of our 1997 initial public offering of common stock were used to fund our growth.

         Income Taxes. Our effective tax rate was 38.0% for 2000, which was 0.8% greater than the effective rate in 1999 due to the level of income which moved us into a higher federal income tax bracket.

Quarterly Results and Seasonality

         The following tables set forth our unaudited quarterly operating results for our eight most recent quarterly periods and the number of stores open at the end of each period (dollars in thousands, except share and store data).

                                                          2000                                2001
                                          ------------------------------------------------------------------------
                                           First   Second     Third    Fourth    First  Second    Third    Fourth
                                          Quarter  Quarter   Quarter   Quarter  Quarter Quarter  Quarter   Quarter
                                          ------------------------------------------------------------------------
Net sales............................     $52,783  $55,186    $60,906  $93,182 $66,423  $67,131  $76,220  $122,639
Cost of sales........................      33,374   34,919     38,550   59,007  41,978   42,264   47,951    76,122
                                          ------------------------------------------------------------------------
  Gross margin.......................      19,409   20,267     22,356   34,175  24,445   24,867   28,269    46,517
  Selling, general and administrative      18,597   19,920     21,778   23,221  23,438   24,718   26,936    30,355
  Pre-opening expense................         645      311        576      396   1,075      374      625       444
                                          ------------------------------------------------------------------------
Income (loss) from operations........         167       36          2   10,558    (68)    (225)      708    15,718
  Interest expense (income), net.....        (66)       12        149       92      32      149      297       197
                                          ------------------------------------------------------------------------
Income (loss) before income taxes....         233       24      (147)   10,466   (100)    (374)      411    15,521
Income tax expense (benefit).........          89        9       (56)    3,977    (38)    (141)      156     5,974
                                          ------------------------------------------------------------------------
Net income (loss)....................         144       15       (91)    6,489    (62)    (233)      255     9,547
                                          ========================================================================
Net income (loss)  per share, diluted     $  0.02   $ 0.00    $(0.01)   $ 0.87 $(0.01)  $(0.03)   $ 0.03    $ 1.20
Weighted average shares outstanding..       7,411    7,435      7,472    7,463   7,423    7,429    7,788     7,957

Number of stores open at end of period         42       45         48       50      53       55       58        61
Comparable store sales increase......          3%       7%         5%     (1%)      4%       4%       7%       15%


         Due to the importance of our peak selling season, which includes Fall/Halloween, Thanksgiving and Christmas, the fourth quarter has historically contributed, and is expected to continue to contribute, virtually all of our profitability for the entire year. As a result, any factors negatively affecting us during the fourth quarter of any year, including adverse weather and unfavorable economic conditions, would have a material adverse effect on our results of operations for the entire year.

         Our quarterly results of operations also may fluctuate based upon such factors as the length of holiday seasons, the date on which holidays fall, the number and timing of new store openings, the amount of store pre-opening expenses, the amount of net sales contributed by new and existing stores, the mix of products sold, the amount of sales returns, the timing and level of markdowns and other competitive factors.

         Our success depends, in large part, on our ability to anticipate and respond in a timely manner to changing merchandise trends and consumer demands. Accordingly, any delay or failure by us in identifying and correctly responding to changing merchandise trends and consumer demand could adversely affect consumer acceptance of the merchandise in our stores. In addition, we make decisions regarding merchandise well in advance of each of the seasons in which such merchandise will be sold. Significant deviations from projected demand for merchandise would have a material adverse effect on our results of operations and financial condition, either from lost sales due to insufficient inventory or lower margins due to the need to mark down excess inventory.

Liquidity and Capital Resources

         Our cash is used primarily for working capital to support our inventory requirements and fixtures and equipment, pre-opening expenses and beginning inventory for new stores. In recent years, we have financed our operations and new store openings primarily with cash from operations, the net proceeds we received from our initial public offering in 1997 and with borrowings under bank financing agreements.

         At December 31, 2001 and 2000, our working capital was $56.4 million and $47.2 million, respectively. During 2001, 2000 and 1999, cash of $6.8 million, $6.7 million and $9.8 million was generated by operations, respectively. In these three periods, $12.9 million, $13.5 million and $4.9 million of cash, respectively, was used to increase inventory levels to support both new and existing stores. In these periods, part of the inventory increase was financed through increases in accounts payable of $1.3 million, $8.1 million and $2.6 million, respectively.

         Net cash used in investing activities during 2001, 2000 and 1999 was $8.7 million, $10.6 million and $1.7 million, respectively. This use of cash was for capital expenditures of $8.7 million in 2001, $10.6 million in 2000, and $5.5 million in 1999. In 2001, capital expenditures related principally to new store openings. In 2000, capital expenditures related principally to new store openings and the implementation of the POS system. In 1999 capital expenditures included $2.5 million for new store openings and for major renovations in existing stores and $2.0 million relating to POS and other systems development. In 1999, we received $3.9 million in cash upon the maturity of investment grade securities held by us. In 2002, we expect to spend approximately $12.0 million on capital expenditures, which includes approximately $8.0 million for new store openings, and the remainder for remodeling existing stores, upgrading systems in existing stores, warehouse equipment and corporate systems development. There are no other material commitments for capital expenditures.

         In the year ended December 31, 2001, net cash provided by financing activities was $2.4 million, principally as a result of $2.8 million of proceeds received from equipment financing.

         On August 3, 2001, we replaced our $25 million credit facility with a new $50 million three year revolving credit agreement with KeyBank National Association, on its own behalf and as administrative agent, and First Union National Bank. Borrowings under this credit facility accrue interest at rates that will vary between LIBOR plus 150 basis points and LIBOR plus 200 basis points, depending on the fixed charge coverage ratio at the time of borrowing. The borrowings under our credit facility are secured by all of our assets. At December 31, 2001, based upon the eligibility criteria contained in the agreement, the maximum borrowings available were $43.3 million.

         We believe that cash generated from our operations and available borrowings under our credit facility, will be sufficient to finance our working capital and capital expenditure requirements for at least the next 12 months.

         We lease our retail stores, distribution center, satellite warehouse facilities and corporate headquarters under noncancelable operating leases. At December 31, 2001 our total obligations under these operating leases was $160.7 million. In addition, we had capital lease obligations of $3.2 million at December 31, 2001. The following table reflects as of December 31, 2001 the payments due for the periods indicated under our capital and operating leases.

                                           Payments Due By Period ($000)
    Contractual       -----------------------------------------------------------------------------------------------
    Obligations             Total         Less than 1 Year       1-3 Years          4-5 Years         After 5 Years
---------------------------------------------------------------------------------------------------------------------
Capital Lease
Obligations.......        $  3,174            $ 1,329             $ 1,845              --                  --
Operating
Leases............        $160,656            $18,710             $52,809            $31,995             $57,142

Inflation

         Management does not believe that inflation has had a material effect on its financial condition or results of operations during the past three years.


Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires that all derivative financial instruments be recognized as either assets or liabilities in the balance sheet. SFAS No. 133, which was effective for our first quarter of 2001, has not had a material impact on our consolidated results of operation, financial position or cash flows.

         In July 2001, FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles, effective January 1, 2002. We do not believe that the adoption of these pronouncements will have a material impact on our financial statements. FASB also recently issued Statement No. 143, "Accounting for Asset Retirement Obligations" and Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement No. 143 requires the recognition of a liability for the estimated cost of disposal as part of the initial cost of a long-lived asset. Statement No. 144 supersedes Statement No. 121 to supply a single accounting approach for measuring impairment of long-lived assets, including segment of a business accounted for as a discontinued operation or those to be sold or disposed of other than by sale. We must adopt Statement No. 143 in 2003 and Statement No. 144 in 2002. We believe that adopting these pronouncements on our financial statements will not have a material impact on our consolidated results of operation, financial position or cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                         A.C. MOORE ARTS & CRAFTS, INC.

                                                                          Page

Report of Independent Accountants.....................................      28

Consolidated Balance Sheets at December 31, 2000 and 2001.............      29

Consolidated Statements of Income for each of the three years
         in the period ended December 31, 2001........................      30

Consolidated Statements of Changes in Shareholders' Equity for each of
         the three years in the period ended December 31, 2001........      31

Consolidated Statements of Cash Flows for each of the three
         years in the period ended December 31, 2001..................      32

Notes to Consolidated Financial Statements............................      33

                        Report of Independent Accountants


To the Board of Directors and Shareholders of A.C. Moore Arts & Crafts, Inc.

         In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of A.C. Moore Arts & Crafts, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
February 15, 2002

                         A.C. MOORE ARTS & CRAFTS, INC.
                           CONSOLIDATED BALANCE SHEETS

                             (dollars in thousands)

                                                                          December 31,
                                                                   ---------------------------
                                                                      2000             2001
                                                                   ----------       ----------
ASSETS
Current assets:
   Cash and cash equivalents.............................          $   10,310       $   10,818
   Accounts receivable...................................                 830              703
   Inventories...........................................              72,786           85,674
   Prepaid expenses and other current assets.............               1,222              823
                                                                   ----------       ----------
                                                                       85,148           98,018

Property and equipment, net..............................              21,517           24,969
Other assets.............................................                 727              824
                                                                   ----------       ----------
                                                                   $  107,392       $  123,811
                                                                   ==========       ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of equipment leases...................          $      389       $    1,329
   Trade accounts payable................................              26,237           23,322
   Accrued payroll and payroll taxes.....................               3,822            5,098
   Accrued expenses......................................               4,274            7,247
   Income taxes payable..................................               3,258            4,600
                                                                   ----------       ----------
                                                                       37,980           41,596
                                                                   ----------       ----------
Long-term liabilities:
   Capitalized equipment leases, less current portion....                 812            1,845
   Deferred tax liability................................               2,320            3,427
   Other long-term liabilities...........................               2,599            3,216
                                                                   ----------       ----------
                                                                        5,731            8,488
                                                                   ----------       ----------
                                                                       43,711           50,084
                                                                   ----------       ----------
Commitments and contingencies

Shareholders' equity:
   Preferred stock, no par value, 5,000,000 shares
   authorized, none issued...............................                  --               --

   Common stock, no par value, 20,000,000 shares authorized,
     7,415,333 shares at December 31, 2000 and 7,466,006
     shares at December 31, 2001.........................              43,268           43,807

   Retained earnings.....................................              20,413           29,920
                                                                   ----------       ----------
                                                                       63,681           73,727
                                                                   ----------       ----------
                                                                   $  107,392       $  123,811
                                                                   ==========       ==========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         A.C. MOORE ARTS & CRAFTS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                  (dollars in thousands except per share data)

                                                                December 31,
                                                ---------------------------------------
                                                   1999           2000           2001
                                                ----------    -----------    ----------

Net sales..................................     $  222,998    $   262,057    $  332,413
Cost of sales (including buying and
   distribution costs).....................        143,078        165,850       208,315
                                                ----------    -----------    ----------
Gross margin...............................         79,920         96,207       124,098
Selling, general and administrative
   expenses................................         70,336         83,516       105,447

Store pre-opening expenses.................            609          1,928         2,518
                                                ----------    -----------    ----------
Income from operations.....................          8,975         10,763        16,133
   Interest expense........................            172            345           781
   Interest income.........................           (211)          (158)         (106)
                                                ----------    -----------    ----------
Income before income taxes.................          9,014         10,576        15,458
  Provision for income taxes ..............          3,350          4,019         5,951
                                                ----------    -----------    ----------
Net income ................................     $    5,664    $     6,557    $    9,507
                                                ==========    ===========    ==========

Basic net income per share.................     $     0.76    $      0.89    $     1.28
                                                ==========    ===========    ==========

Weighted average shares outstanding........      7,405,000      7,405,897     7,437,199

Diluted net income per share...............     $     0.76    $      0.88    $     1.23
                                                ==========    ===========    ==========

Weighted average shares outstanding
   plus impact of stock options............      7,405,000      7,444,113     7,752,645



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         A.C. MOORE ARTS & CRAFTS, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                        (in thousands except share data)

                                                                          Common   Retained
                                                            Shares         Stock   Earnings       Total
                                                           ---------     -------   --------     --------
Balance, December 31, 1998...........................      7,405,000     $42,979    $ 8,192      $51,171
Net income...........................................             --          --      5,664        5,664
Compensation expense related to stock options........             --         137         --          137
                                                           ---------     -------    -------      -------
Balance, December 31, 1999...........................      7,405,000      43,116     13,856       56,972
Net income...........................................             --          --      6,557        6,557
Compensation expense related to stock options........             --         102         --          102
Exercise of stock options............................         10,333          50         --           50
                                                           ---------     -------    -------      -------
Balance, December 31, 2000...........................      7,415,333      43,268     20,413       63,681
Net income...........................................             --          --      9,507        9,507
Exercise of stock options ...........................         50,673         439         --          439
Tax benefit from exercise of stock options...........             --         100         --          100
                                                           ---------     -------    -------      -------
Balance, December 31, 2001 ..........................      7,466,006     $43,807    $29,920      $73,727
                                                           =========     =======    =======      =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         A.C. MOORE ARTS & CRAFTS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                             Year Ended December 31,
                                                         -------------------------------
                                                           1999        2000       2001
                                                         -------     --------   --------
Cash flows from operating activities:
Net income ..........................................    $  5,664   $   6,557  $   9,507
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization.....................       2,899       3,829      5,220
   Compensation expense related to stock options.....         137         102         --
   Provision for deferred income taxes...............         739         600      1,107
   Changes in assets and liabilities:
     Accounts receivable.............................         378        (339)       127
     Inventories.....................................      (4,948)    (13,459)   (12,888)
     Prepaid expenses and other current assets.......         177        (319)       399
     Accounts payable, accrued payroll and payroll
       taxes and accrued expenses....................       2,582       8,085      1,334
     Income taxes payable............................       1,791       1,226      1,342
     Other long-term liabilities.....................         416         522        617
     Other...........................................         (27)        (95)         3
                                                         --------   ---------   --------
Net cash provided by operating activities............       9,808       6,709      6,768
                                                         --------   ---------   --------
Cash flows from investing activities:
   Capital expenditures..............................      (5,526)    (10,635)    (8,672)
   Proceeds from maturity of marketable securities...       3,865          --         --
                                                         --------   ---------   --------
Net cash (used in) investing activities..............      (1,661)    (10,635)    (8,672)
                                                         --------   ---------   --------
Cash flows from financing activities:
   Proceeds from exercise of stock options...........          --          50        439
   Repayment of bank overdraft.......................      (2,719)         --         --
   Proceeds from line of credit......................       9,500       9,750     20,250
   Repayment of line of credit.......................      (9,500)     (9,750)   (20,250)
   Proceeds from equipment financing.................          --          --      2,791
   Repayment of equipment financing..................        (350)       (367)      (818)
                                                         --------   ---------   --------
Net cash provided by (used in) financing activities..      (3,069)       (317)     2,412
                                                         --------   ---------   --------
Net increase (decrease) in cash and cash equivalents.       5,078      (4,243)       508
Cash and cash equivalents at beginning of year.......       9,475      14,553     10,310
                                                         --------   ---------   --------
Cash and cash equivalents at end of year.............    $ 14,553   $  10,310  $  10,818
                                                         ========   =========  =========
Supplemental cash flow information:..................
Cash paid during the year for:
   Interest .........................................    $    171   $     339  $     756
                                                         ========   =========  =========
   Income taxes .....................................    $    701   $   2,249  $   3,399
                                                         ========   =========  =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         A.C. MOORE ARTS & CRAFTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Organization and basis of presentation. A.C. Moore Arts & Crafts, Inc. became a holding company in July 1997 by incorporating in Pennsylvania and exchanging its common stock for all of the capital stock of A.C. Moore Inc. held by its shareholders. The consolidated financial statements include the accounts of A.C. Moore Arts & Crafts, Inc. and its wholly owned subsidiaries (collectively the "Company"). All intercompany accounts and transactions have been eliminated. As of December 31, 2001, the Company operated a 61-store chain of retail arts and crafts stores in the eastern region of the United States.

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

The Company periodically reviews long-lived assets for impairment by comparing the carrying value of assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss would be recognized during that period. The impairment loss is calculated as the difference between assets carrying values and the present value of estimated net cash flows or comparable market values, giving consideration to recent operating performance and pricing trends. The Company had no impairment losses related to long-lived assets during 1999, 2000 or 2001.

Revenue recognition. Revenue is recognized at point of retail sale.

Store pre-opening expenses. Direct incremental costs incurred to prepare a store for opening are charged to expense as incurred.

Advertising costs. The costs incurred for advertising are expensed the first time the advertising takes place and are offset by reimbursements received under cooperative advertising programs with certain vendors. Net advertising expense during 1999, 2000 and 2001 was $6,305,000, $6,518,000 and $8,173,000,
respectively.

Fair value of financial investments. The carrying amounts of cash, cash equivalents and marketable securities, accounts receivable, other current assets, accounts payable, accrued expenses and other liabilities approximate fair value because of the short maturity of these instruments. The carrying amount of capital lease obligations approximate fair value, as the interest rates on the obligations approximate rates currently available to the Company for obligations with similar terms and remaining maturities.

                         A.C. MOORE ARTS & CRAFTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the amount of revenues and expenses during the reporting period. Differences from those estimates, if any, are recorded in the period they become known.

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

Recent Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires that all derivative financial instruments be recognized as either assets or liabilities in the balance sheet. SFAS No. 133, which was effective for our first quarter of 2001, has not had a material impact on our consolidated results of operation, financial position or cash flows.

In July 2001, FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles, effective January 1, 2002. We do not believe that the adoption of these pronouncements will have a material impact on our financial statements. FASB also recently issued Statement No. 143, "Accounting for Asset Retirement Obligations" and Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement No. 143 requires the recognition of a liability for the estimated cost of disposal as part of the initial cost of a long-lived asset. Statement No. 144 supersedes Statement No. 121 to supply a single accounting approach for measuring impairment of long-lived assets, including segment of a business accounted for as a discontinued operation or those to be sold or disposed of other than by sale. We must adopt Statement No. 143 in 2003 and Statement No. 144 in 2002. We believe that adopting these pronouncements on our financial statements will not have a material impact on our consolidated results of operation, financial position or cash flows.

2. Earnings Per Share

The following is a reconciliation of the denominators of the basic and diluted earnings per share computations:

                                                                      Year Ended December 31,
                                                                -----------------------------------
                                                                1999           2000            2001
                                                                ----           ----            ----
                                                                          (in thousands)
Basic................................................           7,405           7,406          7,437
Effect of dilutive options...........................              --              38            316
                                                                -----           -----          -----
Diluted..............................................           7,405           7,444          7,753
                                                                =====           =====          =====


                         A.C. MOORE ARTS & CRAFTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options whose exercise price is in excess of the average market price have not been considered as dilutive options.


3. Property and Equipment

Property and equipment consists of:

                                                                                    December 31,
                                                                              -----------------------
                                                                                2000           2001
                                                                              --------       --------
                                                                                   (in thousands)
Furniture, fixtures and equipment...................................          $ 29,725       $ 37,066
Leasehold improvements..............................................               599            548
Equipment for future stores.........................................             2,489            542
Capital leases......................................................             1,924          4,715
                                                                              --------       --------
                                                                                34,737         42,871
Less:  Accumulated depreciation and amortization....................            13,220         17,902
                                                                              --------       --------
                                                                              $ 21,517       $ 24,969
                                                                              ========       ========




4 Financing Agreement

On August 3, 2001 the Company entered into a new $50 million three year revolving credit agreement with KeyBank National Association, agent, and First Union National Bank (the "Credit Facility"). Borrowings under the credit agreement will bear interest rates that will vary between LIBOR plus 150 basis points and LIBOR plus 200 basis points, depending on the fixed charge coverage ratio. The maximum amount of borrowings under this facility is equal to 50% of the value of inventory as defined in the agreement. The agreement is collateralized by all of the Company's assets.

The Credit Facility contains certain financial covenants including those related to the ratio of funded debt to total capital, a fixed charge coverage ratio, and a capital expenditures limitation. The Company was in compliance with this agreement at December 31, 2001. At December 31, 2001, interest was based on LIBOR plus 175 basis points.

There were no amounts outstanding at December 31, 2001 under this revolving line of credit nor were there amounts outstanding at December 31, 2000 under the previous revolving line of credit. The average outstanding borrowings in 2001 under these agreements was $10.4 million.

5 Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. As of December 31, 2000 and 2001, the deferred tax liability of $2,320,000 and $3,427,000, respectively is comprised principally of temporary differences related to depreciation.

                         A.C. MOORE ARTS & CRAFTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A reconciliation of income tax expense at the federal income tax rate to the income tax provision is as follows:

                                                                      Year Ended December 31,
                                                              ----------------------------------------
                                                               1999             2000           2001
                                                              --------        --------       ---------
                                                                          (in thousands)
United States federal taxes at statutory rate........         $  3,065        $  3,701        $  5,410
State and local taxes, net...........................              193             206             514
Non-deductible stock option expense..................               47              31              --
Other................................................               45              81              27
                                                              --------        --------        --------
Income tax provision.................................         $  3,350        $  4,019        $  5,951
                                                              ========        ========        ========

The income tax provision consists of the following:

                                                                      Year Ended December 31,
                                                              -----------------------------------------
                                                                 1999            2000            2001
                                                              ---------        --------        --------
Current tax expense:
  Federal..............................................        $  2,566        $  3,254        $  4,253
  State................................................              45             165             591
                                                               --------        --------        --------
     Total current.....................................           2,611           3,419           4,844
                                                               --------        --------        --------
Deferred tax expense:
  Federal..............................................             526             448             909
  State..................................................           213             152             198
                                                               --------        --------        --------
     Total deferred....................................             739             600           1,107
                                                               --------        --------        --------
     Total income tax provision........................        $  3,350        $  4,019        $  5,951
                                                               ========        ========        ========



6. Shareholders' Equity

The Company has authorized 5,000,000 shares of undesignated preferred stock. The Company may issue preferred stock in one or more series by vote of its Board of Directors having the dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices and liquidation preferences approved by the Board of Directors.

At December 31, 2001, under the Company's Employee, Director and Consultant Stock Option Plan (the "1997 Plan"), the Company may grant up to 1,000,000 shares of common stock. Stock options expire ten years from the date of grant and vest ratably over a three year period. Shares available for future grants amounted to 198,384 at December 31, 2000 and 62,640 at December 31, 2001.

                         A.C. MOORE ARTS & CRAFTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For 1999, 2000 and 2001, the Company's stock option activity is summarized below:

                                                      1999                     2000                    2001
                                              --------------------    ---------------------   ---------------------

                                                          Weighted                Weighted                 Weighted
                                                           Average                 Average                  Average
                                                          Exercise                Exercise                 Exercise
                                              Options       Price      Options      Price      Options       Price
                                             ---------   ----------   --------    --------    ---------    --------
Outstanding at beginning of year......        507,000      $ 10.80     665,300       $9.31     791,283       $ 7.21
Granted...............................        203,900         5.62     184,200        7.88     153,300        15.15
Forfeited.............................         45,600         9.59      47,884       10.88      17,556         8.98
 Exercised............................             --           --      10,333        4.78      50,673         8.66
                                              -------      -------     -------      ------     -------      -------
Outstanding at end of year............        665,300        $9.31     791,283       $7.21     876,354      $ 10.04
                                              =======      =======     =======      ======     =======      =======
Exercisable at end of year............        279,385      $ 10.00     405,268      $10.17     562,447      $  9.47
                                              =======      =======     =======      ======     =======      =======

The following table summarizes information about stock options outstanding at December 31, 2001.


                                 Stock Options Outstanding                         Stock Options Exercisable
                        ----------------------------------------------------     -----------------------------
                                      Weighted Average
  Range of Exercise                   Remaining Life        Weighted Average                  Weighted Average
       Prices            Shares           (Years)           Exercise Price       Shares        Exercise Price
 ------------------      ------       ---------------       ----------------     -------      ----------------
      5.75-7.88          321,254             8.0                $  6.84          159,547            $  6.48
     9.00-10.90          346,450             6.1                   9.27          296,450               9.00
     13.38-15.38         107,450             6.5                  15.28          106,450              15.29
        16.64             95,200             9.5                  16.64               --                 --
     20.00-28.05           6,000             9.8                  26.71               --                 --
                         -------             ---                -------          -------            -------
                         876,354             7.3                $ 10.04          562,447            $  9.47
                         =======             ===                =======          =======            =======

Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant date for awards under those plans, consistent with the requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," net income and earnings per share would have been reduced to the following pro-forma amounts:

                                                              1999          2000          2001
                                                          ----------    ----------    ----------
Net income .................      -- As reported          $5,664,000    $6,557,000    $9,507,000
                                  -- Pro forma             5,223,000     6,034,000     9,029,000
Basic earnings per share....      -- As reported          $      .76    $      .89    $     1.28
                                  -- Pro forma                   .71           .81          1.21
Diluted earnings per share..      -- As reported          $      .76    $      .88    $     1.23
                                  -- Pro forma                   .71           .81          1.16

The pro forma results may not be representative of the effects on reported operations for future years. The fair value of the options was calculated using a Black-Scholes options pricing model with the following weighted-average assumptions: risk-free interest rate of 5.7% for 1999, 6.3% for 2000, 5.1% for 2001 and; no dividend yield; and a weighted average expected life of the options of seven years. In accordance with the provisions of SFAS No. 123 the expected stock price volatility was 54.6% for 1999, 46.6% for 2000, and 48.4% for 2001.

Effective September 15, 1997, options to purchase 444,500 shares of common stock were granted under the 1997 Plan at an exercise price per share of $9.00 with an exercise term of ten years. The estimated fair value of the shares on the measurement date was $10.20. The related compensation expense is being amortized ratably over the three year vesting period. At December 31, 2000, all such compensation had been recognized.

                         A.C. MOORE ARTS & CRAFTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

7 Retirement Plan

In January 1999 the Company established a 401(k) savings plan (the "401(k) Plan") for eligible team members. Participation in the 401(k) Plan is voluntary and available to any team member who is 21 years of age and has completed a three month eligibility period. Participants may elect to contribute up to 20% of their compensation. In accordance with the provisions of the 401(k) Plan, the Company makes a matching contribution to the account of each participant in an amount equal to 25% of the first 6% of eligible compensation contributed by each participant with a maximum match of $1,500. The Company's matching contribution expense for 1999 was $168,000, for 2000 was $170,000 and for 2001 was $206,000.

8 Commitments and Contingencies

Commitments

The Company leases its retail stores, administrative offices and warehouse facilities under noncancelable operating leases. The lease for the administrative offices and distribution center has an initial lease term of six years with a six-year renewal option. Most store leases have an average initial term of ten years, with three five year renewal options, and provide for predetermined escalations in future minimum annual rent or additional rent contingent upon store sales levels. The pro rata portion of scheduled rent escalations has been included in other long-term liabilities in the accompanying balance sheet. For the years 2000 and 2001 the amounts of accrued rent expense recognized over the amounts paid were $522,000 and $617,000, respectively and has been included in other long-term liabilities in the accompanying consolidated balance sheet.

Rent expense under operating leases consists of:

                                                              Year Ended December 31,
                                                        -------------------------------------
                                                         1999             2000           2001
                                                        -------         -------        -------
(in thousands)
Minimum rentals .............................           $10,846         $12,883        $16,124
Contingent payments .........................               146             118            150
                                                        -------         -------        -------
                                                        $10,992         $13,001        $16,274
                                                        =======         =======        =======


In 2001, the Company entered into 3 leases for stores to open in 2002.

                         A.C. MOORE ARTS & CRAFTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments (including those for unopened stores) as of December 31, 2001 for non-cancelable operating leases with terms in excess of one year are as follows (in thousands):

2002...........................................................        $ 18,710
2003...........................................................          18,576
2004...........................................................          17,574
2005...........................................................          16,660
2006...........................................................          16,419
Thereafter.....................................................          72,717
                                                                       --------
Total minimum future rentals...................................        $160,656
                                                                       ========


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         We had no changes in or disagreements with accountants on accounting and financial disclosure of the type referred to in Item 304 of Regulation S-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information concerning our directors is set forth in the Proxy Statement to be delivered to shareholders in connection with our 2002 Annual Meeting of Shareholders (the "Proxy Statement") under the heading "Election of Directors," which information is incorporated herein by reference. The name, age and position of each of our executive officers is set forth under the heading "Executive Officers of the Registrant" in Item 1 of this report, which information is incorporated herein by reference.

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

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

                  (1)      Financial Statements:

                           Report of Independent Accountants

                           Consolidated Balance Sheets at December 31, 2001 and 2000

                           Consolidated Statements of Income for each of the three years in the period ended December 31, 2001

                           Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended December 31, 2001

                           Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2001

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

             (c)  Exhibits:

 Exhibit Number            Description
 ---------------           -------------
        *3.1               Articles of Incorporation

        *3.2               Bylaws

      *+10.1               1997 Employee, Director and Consultant Stock Option Plan

      *+10.2               Form of Stock Option Award Agreement

      *+10.3               Correspondence reflecting option granted to Richard Lesser

       *10.4               Tax Indemnification Agreement, dated July 22, 1997, among the
                           Company, John E. Parker and William Kaplan

       *10.5               Lease, dated August 14, 1995, between Freeport 130 LLC and A.C. Moore,
                           Inc.

     ***10.6               Second Amendment to Lease, dated as of March 25, 1998, between Freeport
                           IBO LLC and A.C. Moore, Inc.

   ****+10.7               Employment Agreement, dated June 4, 2001, between Rex A. Rambo and
                           A.C. Moore, Inc.

   ****+10.8               Employment Agreement, dated June 11, 2001, between Lawrence H. Fine and
                           A.C. Moore, Inc.

    ****10.9               Credit Agreement, dated as of August 3, 2001, among A.C. Moore Incorporated,
                           The Lenders Party Thereto, and KeyBank National Association, As
                           Administrative Agent and Lead Manager.

   ****10.10               Security Agreement, dated as of August 3, 2001, among A.C. Moore
                           Incorporated, A.C. Moore Arts & Crafts, Inc., Moorestown Finance, Inc.,
                           Blackwood Assets, Inc., each of A.C. Moore Incorporated's subsidiaries, and KeyBank National Association.

   ****10.11               Guarantee Agreement, dated as of August 3, 2001, among A.C. Moore Arts &
                           Crafts, Inc., A.C. Moore Incorporated, Moorestown Finance, Inc., Blackwood.
                           Assets, Inc., each of the subsidiaries of A.C. Moore Incorporated listed in
                           Schedule 1 to the Guarantee Agreement, and KeyBank National Association.

     ***21.1               Subsidiaries of the Company

        23.1               Consent of PricewaterhouseCoopers LLP


------------------
+     Management contract or compensatory plan or arrangement.
* Incorporated by reference to the Company's Registration Statement on Form S-1 (#333-32859).
*** Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1998.
**** Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2001.

                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        A.C. MOORE ARTS & CRAFTS, INC.

Date: February 19, 2002                 By:      /s/ John E. Parker
                                            ------------------------------------
                                                 John E. Parker, President and
                                                 Chief Executive Officer


              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                 SIGNATURE                                   CAPACITY                            DATE
   --------------------------------------  ---------------------------------------        ------------------


    /s/ John E. Parker                     President, Chief Executive Officer, and         February 19, 2002
   --------------------------------------  Director (Principal Executive Officer)
   John E. Parker



    /s/ Leslie H. Gordon                   Executive Vice President and Chief              February 19, 2002
   --------------------------------------  Financial Officer (Principal Financial and
   Leslie H. Gordon                        Accounting Officer)



    /s/ William Kaplan                     Chairman of the Board                           February 19, 2002
   --------------------------------------
   William Kaplan


    /s/ Patricia A. Parker                 Director                                        February 19, 2002
   --------------------------------------
   Patricia A. Parker


    /s/ Richard Lesser                     Director                                        February 19, 2002
   --------------------------------------
   Richard Lesser


    /s/ Richard J. Bauer                   Director                                        February 19, 2002
   --------------------------------------
   Richard J. Bauer


    /s/ Richard J. Drake                   Director                                        February 19, 2002
   --------------------------------------
   Richard J. Drake


                                  EXHIBIT INDEX

    Exhibit No.             Description
    -----------            -------------
        *3.1               Articles of Incorporation

        *3.2               Bylaws

      *+10.1               1997 Employee, Director and Consultant Stock Option Plan

      *+10.2               Form of Stock Option Award Agreement

      *+10.3               Correspondence reflecting option granted to Richard Lesser

       *10.4               Tax Indemnification Agreement, dated July 22, 1997, among the
                           Company, John E. Parker and William Kaplan

       *10.5               Lease, dated August 14, 1995, between Freeport 130 LLC and A.C. Moore,
                           Inc.

     ***10.6               Second Amendment to Lease, dated as of March 25, 1998, between Freeport
                           IBO LLC and A.C. Moore, Inc.

   ****+10.7               Employment Agreement, dated June 4, 2001, between Rex A. Rambo and
                           A.C. Moore, Inc.

   ****+10.8               Employment Agreement, dated June 11, 2001, between Lawrence H. Fine and
                           A.C. Moore, Inc.

    ****10.9               Credit Agreement, dated as of August 3, 2001, among A.C. Moore Incorporated,
                           The Lenders Party Thereto, and KeyBank National Association, As
                           Administrative Agent and Lead Manager.

   ****10.10               Security Agreement, dated as of August 3, 2001, among A.C. Moore
                           Incorporated, A.C. Moore Arts & Crafts, Inc., Moorestown Finance, Inc.,
                           Blackwood Assets, Inc., each of A.C. Moore Incorporated's subsidiaries, and KeyBank National Association.

   ****10.11               Guarantee Agreement, dated as of August 3, 2001, among A.C. Moore Arts &
                           Crafts, Inc., A.C. Moore Incorporated, Moorestown Finance, Inc., Blackwood.
                           Assets, Inc., each of the subsidiaries of A.C. Moore Incorporated listed in
                           Schedule 1 to the Guarantee Agreement, and KeyBank National Association.

     ***21.1               Subsidiaries of the Company

        23.1               Consent of PricewaterhouseCoopers LLP

------------
+        Management contract or compensatory plan or arrangement.
*        Incorporated by reference to the Company's Registration
         Statement on Form S-1 (#333-32859).
*** Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1998.
**** Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2001.