Form 10-Q
period 2002-03-31
A C MOORE ARTS & CRAFTS INC
filed 2002-05-08
CIK 1042809

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002

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
 Yes X   No
    ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                              Outstanding at May 3, 2002
-----                                              ----------------------------
Common Stock, no par value                                  9,349,521

                         A.C. MOORE ARTS & CRAFTS, INC.

                                TABLE OF CONTENTS

                                                                                                 Page
                                                                                                 Number
                                                                                                 ------
PART I: FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of March 31, 2002
                  and December 31, 2001                                                           3

                  Consolidated Statements of Income for the three
                  months ended March 31, 2002 and 2001                                            4

                  Consolidated Statements of Cash Flows for the three
                  months ended March 31, 2002 and 2001                                            5

                  Notes to Consolidated Financial Statements                                      6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                             7

         Item 3.  Quantitative and Qualitative Disclosure About
                  Market Risk                                                                    10

PART II: OTHER INFORMATION

         Item 1.  Legal Proceedings                                                              11

         Item 2.  Changes in Securities and Use of Proceeds                                      11

         Item 3.  Defaults Upon Senior Securities                                                11

         Item 4.  Submission of Matters to a Vote of Security Holders                            11

         Item 5.  Other Information                                                              11

         Item 6.  Exhibits and Reports on Form 8-K                                               11

SIGNATURES                                                                                       12

                         A.C. MOORE ARTS & CRAFTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                        March 31,          December 31,
                                                                          2002                 2001
                                                                     --------------      ----------------
                                                                       (Unaudited)
                        ASSETS

Current assets:
   Cash and cash equivalents                                         $       54,231      $         10,818
   Inventories                                                               87,858                85,674
   Prepaid expenses and other current assets                                  1,594                 1,526
                                                                     --------------      ----------------
                                                                            143,683                98,018

Property and equipment, net                                                  25,890                24,969
Other assets                                                                    813                   824
                                                                     --------------      ----------------
                                                                     $      170,386      $        123,811
                                                                     ==============      ================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of equipment leases                                        1,329                 1,329
   Trade accounts payable                                                    24,233                23,322
   Accrued payroll and payroll taxes                                          2,551                 5,098
   Accrued expenses                                                           5,759                 7,247
   Income taxes payable                                                         856                 4,600
                                                                     --------------      ----------------
                                                                             34,728                41,596
                                                                     --------------      ----------------
Long-term liabilities:
   Capitalized equipment leases, less current portion                         1,525                 1,845
   Deferred tax liability                                                     3,425                 3,427
   Other long-term liabilities                                                3,387                 3,216
                                                                     --------------      ----------------
                                                                              8,337                 8,488
                                                                     --------------      ----------------
                                                                             43,065                50,084
                                                                     --------------      ----------------

SHAREHOLDERS' EQUITY

Preferred stock, no par value, 5,000,000 shares
   authorized, none issued                                                       --                    --

Common stock, no par value, 20,000,000 shares
   authorized, 9,304,382 shares outstanding at March 31, 2002 and
   7,466,006 outstanding at December 31, 2001                                96,526                43,807

Retained earnings                                                            30,795                29,920
                                                                     --------------      ----------------
                                                                            127,321                73,727
                                                                     --------------      ----------------
                                                                     $      170,386      $        123,811
                                                                     ==============      ================

   See accompanying notes to consolidated financial statements

                         A.C. MOORE ARTS & CRAFTS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                                     Three months ended
                                                                         March 31,
                                                            -------------------------------------
                                                                 2002                 2001
                                                            ----------------    -----------------
Net sales                                                   $        85,853     $       66,423

Cost of sales (including buying
   and distribution costs)                                           54,162             41,978
                                                            ---------------     --------------
Gross Margin                                                         31,691             24,445
Selling, general and administrative expenses                         29,586             23,439
Store pre-opening expenses                                              654              1,075
                                                            ---------------     --------------
Income (loss) from operations                                         1,451                (69)
   Net interest  expense                                                 11                 32
                                                            ---------------     --------------
Income (loss) before income taxes                                     1,440               (101)
   Income tax expense (benefit)                                         565                (39)
                                                            ---------------     --------------
Net income (loss)                                           $           875     $          (62)
                                                            ===============     ==============

Basic net income (loss) per share                           $          0.11     $        (0.01)
                                                            ===============     ==============

Weighted average shares outstanding                               7,933,001          7,422,958
                                                            ===============     ==============

Diluted net income (loss) per share                         $          0.10     $        (0.01)
                                                            ===============     ==============
Weighted average shares outstanding plus
   impact of stock options                                        8,468,102          7,505,850
                                                            ===============     ==============

  See accompanying notes to consolidated financial statements

                         A.C. MOORE ARTS & CRAFTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                                Three months ended
                                                                                    March 31,
                                                                            --------------------------
                                                                               2002           2001
                                                                            -----------     ----------
Cash flows from operating activities:
Net income (loss)                                                           $       875     $      (62)

Adjustments to reconcile net income (loss) to net cash
   (used in) operating activities:
   Depreciation and amortization                                                  1,446          1,134
   Changes in assets and liabilities:
        Inventories                                                              (2,184)        (3,447)
        Prepaid expenses and other current assets                                   (68)            68
        Accounts payable, accrued payroll
            payroll taxes and accrued expenses                                   (3,124)        (7,326)
        Income taxes payable                                                     (3,744)        (2,950)
        Other long-term liabilities                                                 171            126
        Other                                                                         9            (23)
                                                                            -----------     ----------
Net cash (used in) operating activities                                          (6,619)       (12,480)
                                                                            -----------     ----------

Cash flows (used in) investing activities: Capital expenditures                  (2,367)        (2,812)
                                                                            -----------     ----------

Cash flows from financing activities:
   Proceeds from sale of shares                                                  52,130             --
   Proceeds from bank overdraft                                                      --          2,197
   Proceeds from line of credit                                                   2,000          4,750
   Repayment of line of credit                                                   (2,000)            --
   Exercise of stock options                                                        589             48
   Repayment of equipment leases                                                   (320)           (95)
                                                                            -----------     ----------

Net cash provided by financing activities                                        52,399          6,900
                                                                            -----------     ----------

Net increase (decrease) in cash                                                  43,413         (8,392)

Cash and cash equivalents at beginning of period                                 10,818         10,310
                                                                            -----------     ----------

Cash and cash equivalents at end of period                                  $    54,231     $    1,918
                                                                            ===========     ==========

  See accompanying notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) Basis of Presentation

The consolidated financial statements included herein include the accounts of A.C. Moore Arts & Crafts, Inc. and its wholly owned subsidiaries (collectively the "Company"). The Company is a chain of 63 retail stores selling arts and crafts merchandise. The stores are located throughout the Eastern United States.

These financial statements have been prepared by management without audit and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Due to the seasonality of the Company's business, the results for the interim periods are not necessarily indicative of the results for the year. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. In the opinion of management, all such adjustments are of a normal and recurring nature.

(2) Management Estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported period and related disclosures. Significant estimates made as of and for the three month periods ended March 31, 2002 and 2001 include provisions for shrinkage, capitalized buying, warehousing and distribution costs related to inventory and markdowns of merchandise inventories. Actual results could differ from those estimates.

(3) Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires that all derivative financial instruments be recognized as either assets or liabilities in the balance sheet. SFAS No. 133, which was effective for our first quarter of 2001, has not had a material impact on our consolidated results of operations, financial position or cash flows.

In July 2001, FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles, effective January 1, 2002. FASB also recently issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement No. 144 supersedes Statement No. 121 to supply a single accounting approach for measuring impairment of long-lived assets, including segment of a business accounted for as a discontinued operation or those to be sold or disposed of other than by sale. The adoption of these pronouncements did not have a material impact on our financial statements.

Statement No. 143, "Accounting for Asset Retirement Obligations" requires the recognition of a liability for the estimated cost of disposal as part of the initial cost of a long-lived asset. We must adopt Statement No. 143 in 2003. We believe that adopting this pronouncement will not have a material impact on our consolidated results of operation, financial position or cash flows.

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

Due to the importance of our peak selling season, which includes Fall/Halloween, Thanksgiving and Christmas, the fourth quarter has historically contributed, and the Company expects it will continue to contribute, disproportionately to the Company's profitability for the entire year. As a result, the Company's quarterly results of operations may fluctuate. In addition, results of a period shorter than a full year may not be indicative of results expected for the entire year.

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

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales and the number of stores open at the end of each such period:

                                                              Three months
                                                              ended March 31,
                                                       -----------------------------
                                                          2002             2001
                                                       ------------     ------------
Net sales                                                  100.0%          100.0 %

Cost of sales                                               63.1%           63.2 %
                                                           ------          -------
Gross margin                                                36.9%           36.8 %
Selling, general and
   administrative expenses                                  34.5%           35.3 %
Store pre-opening expenses                                   0.7%            1.6 %
                                                           ------          -------
Income (loss) from operations                                1.7%           (0.1)%
Net interest expense (income)                                0.0%            0.1 %
                                                           ------          -------
Income (loss) before income taxes                            1.7%           (0.2)%
Income tax expense (benefit)                                 0.7%           (0.1)%
                                                           ------          -------
Net income (loss)                                            1.0%           (0.1)%
                                                           ======          =======
Number of stores open at end of period                        63              53

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

        Net Sales. Net sales increased $19.4 million, or 29.3%, to $85.9 million in the three months ended March 31, 2002 from $66.4 million in the comparable 2001 period. This increase resulted from (i) net sales of $1.7 million from two new stores opened during the period, (ii) net sales of $8.8 million from stores opened in 2001 not included in the comparable store base, and (iii) a comparable store sales increase of $8.9 million, or 14%. Stores are added to the comparable store base at the beginning of the fourteenth full month of operation.

        Gross Margin. Cost of sales is net sales minus the cost of merchandise and certain distribution and purchasing costs. The gross margin increased to 36.9% of net sales in the three months ended March 31, 2002 from 36.8% in the three months ended March 31, 2001.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses include (a) direct store level expenses, including rent and related operating costs, payroll, advertising, depreciation and other direct costs, and (b) corporate level costs not directly associated with or allocable to cost of sales including executive salaries, accounting and finance, corporate information systems, office facilities and other corporate expenses. Selling, general and administrative expenses increased $6.1 million, or 26.2%, in the three months ended March 31, 2002 to $29.6 million from $23.4 million in the three months ended March 31, 2001. Of the $6.1 million increase, $3.8 million was attributable to the stores open in 2002 which were not open during 2001 and the stores opened in 2001 not in the comparable store base. Of the remainder,

$1.6 million is due to increases in the comparable stores and $700,000 is attributable to the increase in corporate costs to support our growth. As a percentage of sales, selling, general and administrative costs decreased to 34.5% of net sales in the three months ended March 31, 2002 from 35.3% of net sales in the three months ended March 31, 2001. This decrease is primarily due to leveraging store and central costs over a greater sales base.

        Store pre-opening Expenses. We expense store pre-opening costs as they are incurred. Pre-opening expenses for the two new stores opened in the first quarter of 2002 and the two new stores which opened in the second quarter amounted to $654,000. In the first quarter of 2001, the Company incurred store pre-opening costs of $1.1 million related to the three stores opened in that quarter, two stores which opened in the second quarter and one store which was relocated.

         Net Interest Expense. In the first quarter of 2002 we had net interest expense of $11,000 compared with net interest expense of $32,000 in 2001.

        Income Taxes. Our effective income tax rate was 39.2% for the first quarter ended March 31, 2002 and 38.6% for the first quarter ended March 31, 2001.

Liquidity and Capital Resources.

        Our cash is used primarily for working capital to support inventory requirements and capital expenditures, pre-opening costs and beginning inventory for new stores. In recent years, we have financed our operations and new store openings primarily with cash from operations, the net proceeds we received from our initial public offering in 1997 and with borrowing under bank financing agreements. In March 2002 we completed a secondary offering in which we sold 1,750,000 new shares, with net cash proceeds of $52,130,000.

        At March 31, 2002 and December 31, 2001 our working capital was $109.0 million and $56.4 million, respectively. Cash used in operations was $6.6 million for the three months ended March 31, 2002 as a result of the seasonal reduction of accounts payable and accrued payroll in the amount of $3.1 million, a reduction in income tax payables of $3.7 million and an increase in inventory of $2.2 million to support the new stores.

        Net cash used in investing activities during the three months ended March 31, 2002 was $2.4 million. This use of cash was for capital expenditures, primarily related to new stores. In 2002, we expect to spend approximately $12.0 million on capital expenditures, which includes approximately $8.0 million for new store openings, and the remainder for remodeling existing stores, upgrading systems in existing stores, warehouse equipment and corporate systems development.

        We are currently negotiating to lease or buy a new distribution center and office complex which we plan to open in 2003. We anticipate that this new facility, which will be located near our existing distribution center, will initially be 450,000 square feet for distribution plus 30,000 square feet of office space. We plan to expand the new distribution center to 900,000 square feet by the end of 2005. The total cost of the land and building for phase one of this facility will be financed by either lease or long-term debt. We will use our working capital to pay for systems and equipment.

        Net cash provided by financing activities includes the $52.1 million proceeds from the sale of shares.

        The Company believes the cash generated from operations during the year and the available cash received from the sale of shares will be sufficient to finance its working capital and capital expenditure requirements for at least the next 12 months.

Critical Accounting Policies

        Financial Reporting Release No. 60, recently issued by the Securities and Exchange Commission, requires all registrants to discuss "critical" accounting policies or methods used in the preparation of financial statements. Our critical accounting policies relate to merchandise inventories. We value our inventories at stores at the lower of cost or market as determined using the retail inventory method. Because we do not have perpetual inventory records for inventory in our stores, we perform complete physical inventories in each of our stores at the end of each year. An actual physical count of merchandise is made principally by third party inventory counting service firms. We believe our process results in reasonable estimates of our retail inventory on hand at year end.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Not Applicable.

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        Not Applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

        Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

        Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable.

ITEM 5.  OTHER INFORMATION

        Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON 8-K

                  (a)      Exhibits:

                           None.

                  (b) There were no reports on Form 8-K filed during the quarter ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        A.C. MOORE ARTS & CRAFTS, INC.


Date: May 8, 2002                       By: /s/ Leslie H. Gordon
                                            ------------------------------------
                                                Executive Vice President
                                                and Chief Financial Officer
                                                (duly authorized officer
                                                and principal financial
                                                officer)
                                       12