Form 10-Q
period 2002-06-30
A C MOORE ARTS & CRAFTS INC
filed 2002-08-09
CIK 1042809

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    FORM 10-Q
(Mark One)
[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002
                                       OR

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
 Yes X            No
    ----             -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                           Outstanding at August 8, 2002
-----                                           -----------------------------
Common Stock, no par value                               18,736,370

                         A.C. MOORE ARTS & CRAFTS, INC.

                                TABLE OF CONTENTS
                                                                           Page
                                                                          Number
                                                                          ------
PART I: FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                   Consolidated Balance Sheets as of June 30, 2002
                   and December 31, 2001                                     3

                   Consolidated Statements of Income for the three
                   and six month periods ended June 30, 2002 and 2001        4

                   Consolidated Statements of Cash Flows for the six
                   month periods ended June 30, 2002 and 2001                5

                   Notes to Consolidated Financial Statements                6

         Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       7

         Item 3.  Quantitative and Qualitative Disclosures About
                    Market Risk                                             11

PART II: OTHER INFORMATION

         Item 1.  Legal Proceedings                                         12

         Item 2.  Changes in Securities and Use of Proceeds                 12

         Item 3.  Defaults Upon Senior Securities                           12

         Item 4.  Submission of Matters to a Vote of Security Holders       12

         Item 5.  Other Information                                         12

         Item 6.  Exhibits and Reports on Form 8-K                          12

SIGNATURES                                                                  13

                         A.C. MOORE ARTS & CRAFTS, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                      June 30,          December 31,
                                                                        2002                2001
                                                                   --------------      ---------------
                                                                     (unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                           $   47,118          $    10,818
  Inventories                                                             94,473               85,674
  Prepaid expenses and other current assets                                2,300                1,526
                                                                   --------------      ---------------
                                                                         143,891               98,018

Property and equipment, net                                               27,008               24,969
Other assets                                                                 808                  824
                                                                   --------------      ---------------
                                                                      $  171,707         $    123,811
                                                                   ==============      ===============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of capital leases                                    $   1,329          $     1,329
  Trade accounts payable                                                  22,606               23,322
  Accrued payroll and payroll taxes                                        3,943                5,098
  Accrued expenses                                                         6,248                7,247
  Income taxes payable                                                       920                4,600
                                                                   --------------      ---------------
                                                                          35,046               41,596
                                                                   --------------      ---------------
Long-term liabilities:
  Capitalized equipment leases, less current portion                       1,201                1,845
  Deferred tax liability                                                   3,425                3,427
  Other long-term liabilities                                              3,566                3,216
                                                                   --------------      ---------------
                                                                           8,192                8,488
                                                                   --------------      ---------------
                                                                          43,238               50,084
                                                                   --------------      ---------------
SHAREHOLDERS' EQUITY

Preferred stock, no par value, 10,000,000 shares authorized, none issued

Common stock, no par value, 40,000,000 shares
  authorized, 18,723,670 shares outstanding at June 30,
  2002 and 14,932,012 outstanding at December 31, 2001                    97,088               43,807
Retained earnings                                                         31,381               29,920
                                                                   --------------      ---------------
                                                                         128,469               73,727
                                                                   --------------      ---------------
                                                                       $ 171,707           $  123,811
                                                                   ==============      ===============

See accompanying notes to financial statements

                         A.C. MOORE ARTS & CRAFTS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                            Three months ended              Six months ended
                                                                June 30,                        June 30,
                                                    ------------------------------   -------------------------------
                                                        2002           2001               2002             2001
                                                    -------------   --------------   --------------   --------------
Net sales                                            $    82,866      $    67,132      $   168,719      $   133,555
Cost of sales (including buying and
     distribution costs)                                  52,170           42,265          106,332           84,243
                                                    -------------   --------------   --------------   --------------
Gross margin                                              30,696           24,867           62,387           49,312
Selling, general and administrative expenses              29,514           24,718           59,099           48,157
Pre-opening expenses                                         384              374            1,038            1,449
                                                    -------------   --------------   --------------   --------------
Income (loss) from operations                                798             (225)           2,250             (294)
     Net interest expense (income)                          (187)             149             (176)             181
                                                    -------------   --------------   --------------   --------------
Income (loss) before income taxes                            985             (374)           2,426             (475)
     Income tax expense (benefit)                            401             (142)             966             (181)
                                                    -------------   --------------   --------------   --------------
Net income (loss)                                    $       584      $      (232)     $     1,460      $      (294)
                                                    =============   ==============   ==============   ==============

Basic net income (loss) per share                    $      0.03      $     (0.02)     $      0.09      $     (0.02)
                                                    =============   ==============   ==============   ==============

Weighted average shares outstanding                   18,682,222       14,857,666       17,083,448       14,849,238
                                                    =============   ==============   ==============   ==============

Diluted net income (loss) per share                  $      0.03      $     (0.02)     $      0.08      $     (0.02)
                                                    =============   ==============   ==============   ==============

Weighted average shares outstanding
     plus impact of stock options                     19,779,186       14,857,666       18,134,658       14,849,238
                                                    =============   ==============   ==============   ==============

See accompanying notes to financial statements

                         A.C. MOORE ARTS & CRAFTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)

                                                                                           Six Months Ended
                                                                                                June 30,
                                                                                   --------------------------------
                                                                                       2002              2001
                                                                                   --------------    --------------
Cash flows from operating activities:
Net Income (loss)                                                                        $ 1,460          $   (294)
Adjustments to reconcile net income (loss) to net cash
     (used in) operating activities:
     Depreciation and amortization                                                         2,968             2,357
     Compensation expense related to stock options                                             -                 -
     Changes in assets and liabilities:
           Inventories                                                                    (8,799)          (10,135)
           Prepaid expenses and other current assets                                        (774)             (264)
           Accounts payable, accrued payroll
             payroll taxes and accrued expenses                                           (2,870)          (10,371)
           Income taxes payable                                                           (3,680)           (3,115)
           Other long-term liabilities                                                       350               264
           Other                                                                              16               (72)
                                                                                   --------------    --------------
Net cash (used in) operating activities                                                  (11,329)          (21,630)
                                                                                   --------------    --------------

Cash flows (used in) investing activities: Capital expenditures                           (5,008)           (4,840)
                                                                                   --------------    --------------
Cash flows from financing activities:
     Proceeds from sale of shares                                                         52,130                 -
     Proceeds from line of credit                                                          2,000            17,500
     Repayment of line of credit                                                          (2,000)                -
     Exercise of stock options                                                             1,151                77
     Proceeds from capital leases                                                              -             2,791
     Payment of capital leases                                                              (644)             (192)
                                                                                   --------------    --------------

Net cash provided by financing activities                                                 52,637            20,176
                                                                                   --------------    --------------

Net increase (decrease) in cash                                                           36,300            (6,294)
Cash and cash equivalents at beginning of period                                          10,818            10,310
                                                                                   --------------    --------------
Cash and cash equivalents at end of period                                              $ 47,118           $ 4,016
                                                                                   ==============    ==============

See accompanying notes to financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) Basis of Presentation

The consolidated financial statements included herein include the accounts of A.C. Moore Arts & Crafts, Inc. and its wholly owned subsidiaries (collectively the "Company"). The Company is a chain of 65 retail stores selling arts and crafts merchandise. The stores are located throughout the Eastern United States.

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

(2) Common Stock and Earnings per Share

On June 25, 2002, the Company's Board of Directors declared a two-for-one stock split to stockholders of record as of the close of business on July 15, 2002 payable on July 31, 2002. All references to the number of shares of common stock, per share prices and earnings per share amounts in the consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q have been adjusted to reflect the split on a retroactive basis.

The weighted average shares outstanding plus impact of stock options for the three and six month periods ended June 30, 2001 excludes potentially dilutive shares as the result would be antidilutive.

(3) Management Estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported period and related disclosures. Significant estimates made as of and for the three and six month periods ended June 30, 2002 and 2001 include provisions for shrinkage, capitalized buying, warehousing and distribution costs related to inventory and markdowns of merchandise inventories. Actual results could differ materially from those estimates.

(4) Recent Accounting Pronouncements

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

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales and the number of stores open at the end of each such period:

                                                                Three months ended              Six months ended
                                                                    June 30,                         June 30,
                                                        -------------------------------   -------------------------------
                                                              2002            2001            2002              2001
                                                        --------------   --------------   -------------     -------------

Net sales                                                     100.0%          100.0%          100.0%           100.0%

Cost of sales                                                  63.0%           63.0%           63.0%            63.1%
                                                        --------------   --------------   -------------     -------------

Gross margin                                                   37.0%           37.0%           37.0%            36.9%
Selling, general and administrative expenses                   35.6%           36.8%           35.0%            36.0%
Store pre-opening expenses                                      0.4%            0.5%            0.6%             1.1%
                                                        --------------   --------------   -------------     -------------
Income (loss) from operations                                   1.0%          (0.3)%            1.4%           (0.2)%
Net interest expense (income)                                 (0.2)%            0.2%          (0.1)%             0.2%
                                                        --------------   --------------   -------------     -------------

Income (loss) before income taxes                               1.2%          (0.5)%            1.5%           (0.4)%
Income tax expense (benefit)                                    0.5%          (0.2)%            0.6%           (0.2)%
                                                        --------------   --------------   -------------     -------------
Net income (loss)                                               0.7%          (0.3)%            0.9%           (0.2)%
                                                        ==============   ==============   =============     =============


Number of stores open at end of period                           65              55


Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

        Net Sales. Net sales increased $15.7 million, or 23.4%, to $82.9 million in the three months ended June 30, 2002 from $67.1 million in the comparable 2001 period. This increase resulted from (i) net sales of $3.1 million from four new stores opened in 2002, (ii) net sales of $6.1 million from stores opened in 2001 not included in the comparable store base, and (iii) a comparable store sales increase of $6.5 million, or 10%. Stores are added to the comparable store base at the beginning of the fourteenth full month of operation.

        Gross Margin. Cost of sales is net sales minus the cost of merchandise and certain distribution and purchasing costs. The gross margin was 37.0% of net sales in both the three month periods ended June 30, 2002 and June 30, 2001.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses include (a) direct store level expenses, including rent and related operating costs, payroll, advertising, depreciation and other direct costs, and (b) corporate level costs not directly associated with or allocable to cost of sales including executive salaries, accounting and finance, corporate information systems, office facilities and other corporate expenses. Selling, general and administrative expenses increased $4.8 million, or 19.4%, in the three months ended June 30, 2002 to $29.5 million from $24.7 million in the three months ended June 30, 2001. Of the increase, $4.1 million was attributable to the stores opened in 2002 which were not open during 2001 and the stores opened in 2001 not in the comparable store base. Of the remainder, $500,000 is due to increases in the comparable stores and $200,000 is attributable to the increase in corporate costs to support the growth of the Company. As a percentage of sales, selling, general and administrative costs decreased to 35.6% of net sales in the three months ended June 30, 2002 from 36.8% of net sales in the three months ended June 30, 2001. This decrease is primarily due to leveraging store and central costs over a greater sales base.

        Store Pre-Opening Expenses. The Company expenses store pre-opening expenses as incurred. Pre-opening expense for the two new stores opened in the second quarter of 2002 and the two new stores which opened in July amounted to $384,000. In the second quarter of 2001, the Company incurred store pre-opening costs of $374,000 related to the two stores opened in that quarter, one store which opened in July and one store which was relocated.

        Net Interest Expense (Income). In the second quarter of 2002, the Company had net interest income of $187,000 compared with interest expense of $149,000 in 2001. The change is due to interest earned from the proceeds of the Company's sale of shares in March 2002.

        Income Taxes. The Company's effective income tax rate was 40.7% for the second quarter ended June 30, 2002 and 38.0% for the second quarter ended June 30, 2001. The increase in the effective tax rate is the result of additional state income taxes on the higher level of income.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001.

        Net Sales. Net sales increased $35.2 million, or 26.3%, to $168.7 million in the six months ended June 30, 2002 from $133.6 million in the comparable 2001 period. This increase resulted from (i) net sales of $4.8 million from four new stores opened in 2002, (ii) net sales of $14.9 million from stores opened in 2001 not included in the comparable store base, and (iii) a comparable store sales increase of $15.5 million, or 12%.

        Gross Margin. The gross margin increased to 37.0% of net sales in the six months ended June 30, 2002 from 36.9% in the six months ended June 30, 2001.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $10.9 million, or 22.7% in the six months ended June 30, 2002 to $59.1 million from $48.2 million in the six months ended June 30, 2001. Of the increase, $7.9 million was attributable to the stores opened in 2002 which were not open during 2001 and the stores opened in 2001 not in the comparable store base. Of the remainder, $2.1 million is due to increases in the comparable stores and $900,000 is attributable to the increase in corporate costs to support the growth of the Company. As a percentage of sales, selling, general and administrative costs decreased to 35.0% of net sales in the six months ended June 30, 2002 from 36.0% of net sales in the six months ended June 30, 2001. This decrease is primarily due to leveraging store and central costs over a greater sales base.

        Store Pre-Opening Expenses. Pre-opening expense for the four new stores opened in the first half of 2002 and the two stores which opened in July amounted to $1.0 million. In the first six months of 2001 the Company opened five new stores and relocated two stores and incurred pre-opening expenses of $1.4 million.

        Net Interest Expense (Income). In the first six months of 2002 the Company had net interest income of $176,000 compared with interest expense of $181,000 in 2001. The change is due to interest earned from the proceeds of the Company's sale of shares in March, 2002.

        Income Taxes. The Company's effective income tax rate was 39.8% for the six months ended June 30, 2002 and 38.0% for the six months ended June 30, 2001. The increase in the effective tax rate is the result of additional state income taxes on the higher level of income.

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

        At June 30, 2002 and December 31, 2001 our working capital was $108.8 million and $56.4 million, respectively. Cash used in operations was $11.3 million for the six months ended June 30, 2002 as a result of an increase in inventory of $8.8 million to support the new stores, the seasonal reduction of accounts payable and accrued payroll in the amount of $2.9 million and a reduction in income taxes payable of $3.7 million.

        Net cash used in investing activities during the six months ended June 30, 2002 was $5.0 million. This use of cash was for capital expenditures, primarily related to new stores. In 2002, we expect to spend approximately $11.0 million on capital expenditures, which includes approximately $8.0 million for new store openings, and the remainder for remodeling existing stores, upgrading systems in existing stores, warehouse equipment and corporate systems development.

        We are currently negotiating to build a new distribution center and office complex which we plan to open in 2004. We anticipate that this new facility, which will be located near our existing distribution center, will be 800,000 square feet for distribution plus 30,000 square feet of office space. The total cost of the land and building for this facility is expected to be financed by long-term debt. We will use our working capital to pay for systems and equipment.

        Net cash provided by financing activities includes the $52.1 million proceeds from the sale of shares.

        On July 11, 2002 the Company signed a new $25 million one year line of credit agreement with First Union National Bank. With the successful completion of the sales of shares in March, 2002, the Company no longer required the existing $50 million revolving credit agreement which contained several restrictive covenants and was far more expensive to maintain. Borrowing under this new line will bear interest at LIBOR plus 125 basis points. The Company believes the cash generated from operations during the year and available borrowings under the new financing agreement will be sufficient to finance its working capital and capital expenditures requirements for at least the next 12 months.

General

        On June 25, 2002, our Board of Directors approved a two-for-one stock split to shareholders of record as of the close of business on July 15, 2002, payable on July 31, 2002.

Critical Accounting Policies

        Financial Reporting Release No. 60, recently issued by the Securities and Exchange Commission, requires all registrants to discuss "critical" accounting policies or methods used in the preparation of financial statements. Our critical accounting policies relate to merchandise inventories. We value our inventories at stores at the lower of cost or market as determined using the retail inventory method. Because we do not have perpetual inventory records for inventory in our stores, we perform complete physical inventories in each of our stores at the end of each year. The actual physical count of merchandise is made principally by third party inventory counting service firms. We believe our process results in reasonable estimates of our retail inventory on hand at year end.

        Inventory valuation methods also require certain management estimates and judgments. These include estimates of net realizable value on product designated for clearance or on slow moving merchandise. The accuracy of our estimates can be affected by many factors, some of which are outside of our control, including changes in economic conditions and consumer buying trends. Historically, we have not experienced significant differences in our estimates of recovery compared with actual results.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Not Applicable.

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        Not Applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

        Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company held its Annual Meeting of Shareholders on May 16, 2002. At the meeting, shareholders voted on the following:

         1. To elect two Class C directors to hold office for a term of three years until their successors are duly elected and qualified.

         2.    To approve the adoption of the 2002 Stock Option Plan.

         3. To ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending December 31, 2002.

The results of the voting was as follows:

                                                                                                           Withhold
                                                                For           Against       Abstain        Authority
                                                              ---------      ---------      --------       ---------
Richard Lesser                                                8,375,270             --            --         313,404
Patricia A. Parker                                            8,288,324             --            --         400,350
Approval of 2002 Stock Option Plan                            5,160,391      2,516,485         6,909              --
Ratification of PricewaterhouseCoopers LLP                    8,541,715        146,280           679              --

         The term of office for each of the following directors continued after the meeting: William Kaplan, John E. (Jack) Parker, Richard J. Bauer and Richard
J. Drake.

ITEM 5.  OTHER INFORMATION

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

         (b) There were no reports on Form 8-K filed during the quarter ended June 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        A.C. MOORE ARTS & CRAFTS, INC.


Date: August 9, 2002               By:  /s/ Leslie H. Gordon
                                        -------------------------------
                                        Executive Vice President
                                        and Chief Financial Officer
                                        (duly authorized officer
                                        and principal financial
                                        officer)