Form 10-Q
period 2002-09-30
A C MOORE ARTS & CRAFTS INC
filed 2002-11-13
CIK 1042809

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    FORM 10-Q
(Mark One)
[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

 Yes  X            No
    ------           -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                          Outstanding at November 11, 2002
-----                                          --------------------------------
Common Stock, no par value                               18,798,580

                                     A.C. MOORE ARTS & CRAFTS, INC.

                                            TABLE OF CONTENTS
                                                                                               Page
                                                                                              Number
                                                                                              ------
PART I: FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Consolidated Balance Sheets as of September 30, 2002
                  and December 31, 2001                                                          3

                  Consolidated Statements of Income for the three
                  and nine month periods ended September 30, 2002 and 2001                       4

                  Consolidated Statements of Cash Flows for the nine
                  month periods ended September 30, 2002 and 2001                                5

                  Notes to Consolidated Financial Statements                                     6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                            7

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk                                                                    11

         Item 4.  Controls and Procedures                                                        12

PART II: OTHER INFORMATION

         Item 1.  Legal Proceedings                                                              13

         Item 2.  Changes in Securities and Use of Proceeds                                      13

         Item 3.  Defaults Upon Senior Securities                                                13

         Item 4.  Submission of Matters to a Vote of Security Holders                            13

         Item 5.  Other Information                                                              13

         Item 6.  Exhibits and Reports on Form 8-K                                               13

SIGNATURES                                                                                       15

CERTIFICATIONS                                                                                   15

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                     A.C. MOORE ARTS & CRAFTS, INC.
                                       CONSOLIDATED BALANCE SHEETS
                                         (dollars in thousands)

                                                                           September 30,   December 31,
                                                                                2002           2001
                                                                           -------------   ------------
                                                                            (unaudited)
                  ASSETS
Current assets:
     Cash and cash equivalents                                               $ 39,500        $ 10,818
     Inventories                                                              107,911          85,674
     Prepaid expenses and other current assets                                  2,349           1,526
                                                                             --------        --------
                                                                              149,760          98,018

     Property and equipment, net                                               28,228          24,969
     Other assets                                                               1,844             824
                                                                             --------        --------
                                                                             $179,832        $123,811
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of capital leases                                       $  1,329        $  1,329
     Accounts payable to trade and others                                      28,445          23,322
     Accrued payroll and payroll taxes                                          4,403           5,098
     Accrued expenses                                                           6,809           7,247
     Income taxes payable                                                       1,286           4,600
                                                                             --------        --------
                                                                               42,272          41,596
                                                                             --------        --------
Long-term liabilities:
     Capital leases                                                               871           1,845
     Deferred taxes                                                             3,425           3,427
     Other long-term liabilities                                                3,763           3,216
                                                                             --------        --------
                                                                                8,059           8,488
                                                                             --------        --------
                                                                               50,331          50,084
                                                                             --------        --------
SHAREHOLDERS' EQUITY
Preferred stock, no par value, 10,000,000 shares
     authorized, none issued
Common stock, no par value, 40,000,000 shares
     authorized, 18,760,848 shares outstanding at September 30,
     2002 and 14,932,012 outstanding at December 31, 2001                      97,264          43,807

Retained earnings                                                              32,237          29,920
                                                                             --------        --------
                                                                              129,501          73,727
                                                                             --------        --------
                                                                             $179,832        $123,811
                                                                             ========        ========

                 See accompanying notes to financial statements

                                         A.C. MOORE ARTS & CRAFTS, INC.
                                        CONSOLIDATED STATEMENT OF INCOME
                                  (dollars in thousands, except per share data)
                                                   (unaudited)

                                                            Three months ended           Nine months ended
                                                               September 30,                September 30,
                                                        -------------------------    --------------------------
                                                           2002          2001           2002            2001
                                                        -----------   -----------    -----------    -----------
Net sales                                               $    89,726   $    76,220    $   258,445    $   209,774

Cost of sales (including buying and
  distribution costs)                                        56,423        47,951        162,756        132,193
                                                        -----------   -----------    -----------    -----------
Gross Margin                                                 33,303        28,269         95,689         77,581
Selling, general and administrative expenses                 31,180        26,936         90,278         75,092
Pre-opening expenses                                            850           625          1,888          2,074
                                                        -----------   -----------    -----------    -----------
Income from operations                                        1,273           708          3,523            415
    Net interest (income) expense                              (150)          297           (326)           478
                                                        -----------   -----------    -----------    -----------
Income (loss) before income taxes                             1,423           411          3,849            (63)
    Income tax expense (benefit)                                566           156          1,532            (23)
                                                        -----------   -----------    -----------    -----------
Net income (loss)                                       $       857   $       255    $     2,317    $       (40)
                                                        ===========   ===========    ===========    ===========
Basic net income (loss) per share                       $      0.05   $      0.02    $      0.13    $     (0.00)
                                                        ===========   ===========    ===========    ===========
Weighted average shares outstanding                      18,741,640    14,875,880     17,582,762     14,859,052
                                                        ===========   ===========    ===========    ===========
Diluted net income (loss) per share                     $      0.04   $      0.02    $      0.12    $     (0.00)
                                                        ===========   ===========    ===========    ===========
Weighted average shares outstanding
  plus impact of stock options                           19,807,463    15,575,596     18,605,664     14,859,052
                                                        ===========   ===========    ===========    ===========



                                 See accompanying notes to financial statements









                                                        4

                                  A.C. MOORE ARTS & CRAFTS, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (dollars in thousands)
                                            (unaudited)

                                                                             Nine Months Ended
                                                                                September 30,
                                                                           ----------------------
                                                                            2002           2001
                                                                           --------      --------
Cash flows from operating activities:

Net income                                                                 $  2,317      $    (40)
Adjustments to reconcile net income (loss) to net cash
    (used in) operating activities:
    Depreciation and amortization                                             4,550         3,644
    Compensation expense related to stock options                                 -             -
    Changes in assets and liabilities:
       Inventories                                                          (22,237)      (14,078)
       Prepaid expenses and other current assets                               (823)          132
       Accounts payable, accrued payroll
         payroll taxes and accrued expenses                                   3,990        (5,318)
       Income taxes payable                                                  (3,314)       (2,985)
       Other long-term liabilities                                              547           414
       Other                                                                 (1,021)         (385)
                                                                            -------       -------
Net cash (used in ) operating activities                                    (15,991)      (18,616)
                                                                            -------       -------
Cash flows (used in) investing activities: Capital expenditures              (7,809)       (7,065)
                                                                            -------       -------
Cash flows from financing activities:
    Proceeds from sale of shares                                             52,130             -
    Proceeds from line of credit                                              2,000        16,500
    Repayment of line of credit                                              (2,000)            -
    Exercise of stock options                                                 1,326           304
    Proceeds from capital leases                                                  -         2,791
    Repayment of capital leases                                                (974)         (502)
                                                                            -------       -------
Net cash provided by financing activities                                    52,482        19,093
                                                                            -------       -------
Net increase (decrease) in cash                                              28,682        (6,588)

Cash and cash equivalents at beginning of period                             10,818        10,310
                                                                            -------       -------
Cash and cash equivalents at end of period                                 $ 39,500      $  3,722
                                                                           ========      ========

                          See accompanying notes to financial statements








                                                 5

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) Basis of Presentation

The consolidated financial statements included herein include the accounts of A.C. Moore Arts & Crafts, Inc. and its wholly owned subsidiaries (collectively the "Company"). The Company is a chain of 71 retail stores selling arts and crafts merchandise. The stores are located throughout the eastern United States.

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

The weighted average shares outstanding plus impact of stock options for the nine month period ended September 30, 2001 excludes potentially dilutive shares as the result would be antidilutive.

(3) Management Estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported period and related disclosures. Significant estimates made as of and for the three and nine month periods ended September 30, 2002 and 2001 include provisions for shrinkage, capitalized buying, warehousing and distribution costs related to inventory and markdowns of merchandise inventories. Actual results could differ materially from those estimates.

(4) Recent Accounting Pronouncements

Statement of Financial Accounting Standards, or SFAS, No. 143, Accounting for Asset Retirement Obligations requires the recognition of a liability for the estimated cost of disposal as part of the initial cost of a long-lived asset. The Company must adopt SFAS No. 143 in 2003. The Company believes that adopting this pronouncement will not have a material impact on its consolidated results of operations, financial position or cash flows.

In June 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of commitment to an exit or disposal plan. This Statement also establishes that fair value is the objective for initial measurement of the liability. The Company must adopt SFAS No. 146 for all exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that adopting this pronouncement will have a material impact on its consolidated results of operations, financial position or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains certain forward-looking statements. These forward-looking statements do not constitute historical facts and involve risks and uncertainties. Actual results could differ materially from those referred to in the forward-looking statements due to a number of factors, including, but not limited to, the following: customer demand, the effect of economic conditions, the impact of competitors' locations or pricing, the availability of acceptable real estate locations for new stores, difficulties with respect to new information system technologies, supply constraints or difficulties, the effectiveness of advertising strategies and the ability to meet capital needs. For additional information concerning factors that could cause actual results to differ materially from the information contained herein, reference is made to the information under the heading "Cautionary Statement Relating to Forward Looking Statements" in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Due to the importance of our peak selling season, which includes Fall/Halloween, Thanksgiving and Christmas, the fourth quarter has historically contributed, and we expect it will continue to contribute, disproportionately to our profitability for the entire year. As a result, our quarterly results of operations may fluctuate. In addition, results of a period shorter than a full year may not be indicative of results expected for the entire year.

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

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales and the number of stores open at the end of each such period:

                                                       Three months ended      Nine months ended
                                                         September 30,            September 30,
                                                        ----------------        ----------------
                                                         2002       2001         2002       2001
                                                        -----      -----        -----      -----
Net sales                                               100.0%     100.0%       100.0%     100.0%

Cost of sales                                            62.9%      62.9%        63.0%      63.0%
                                                        -----      -----        -----      -----

Gross margin                                             37.1%      37.1%        37.0%      37.0%
Selling, general and administrative expenses             34.8%      35.3%        34.9%      35.8%
Store pre-opening expenses                                0.9%       0.8%         0.7%       1.0%
                                                        -----      -----        -----      -----
Income from operations                                    1.4%       0.9%         1.4%       0.2%
Net interest expense (income)                            (0.2)%      0.4%        (0.1)%      0.2%
                                                        -----      -----        -----      -----

Income (loss) before income taxes                         1.6%       0.5%         1.5%      (0.0)%
Income tax expense (benefit)                              0.6%       0.2%         0.6%      (0.0)%
                                                        -----      -----        -----      -----
Net income (loss)                                         1.0%       0.3%         0.9%      (0.0)%
                                                        =====      =====        =====      =====


Number of stores open at end of period                     70         58

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

        Net Sales. Net sales increased $13.5 million, or 17.7%, to $89.7 million in the three months ended September 30, 2002 from $76.2 million in the comparable 2001 period. This increase resulted from (i) net sales of $8.2 million from 10 new stores opened in 2002, (ii) net sales of $2.5 million from stores opened in 2001 which were not included in the 2001 comparable store base, and (iii) a comparable store sales increase of $2.8 million, or 4%. Stores are added to the comparable store base at the beginning of the fourteenth full month of operation.

        Gross Margin. Gross margin is net sales minus the cost of merchandise and certain distribution and purchasing costs. The gross margin was 37.1% of net sales in both the three month periods ended September 30, 2002 and September 30, 2001.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses include (a) direct store level expenses, including rent and related operating costs, payroll, advertising, depreciation and other direct costs, and (b) corporate level costs not directly associated with or allocable to cost of sales including executive salaries, accounting and finance, corporate information systems, office facilities and other corporate expenses. Selling, general and administrative expenses increased $4.3 million, or 15.8%, in the three months ended September 30, 2002 to $31.2 million from $26.9 million in the three months ended September 30, 2001. Of the increase, $4.0 million was attributable to the stores opened in 2002 which were not open during 2001 and the stores opened in 2001 which were not included in the 2001 comparable store base, offset by $400,000 in reductions to expenses in comparable stores. The remainder of the increase, $700,000, was attributable to the increase in corporate costs to support our growth. As a percentage of sales, selling, general and administrative costs decreased to 34.8% of net sales in the three months ended September 30, 2002 from 35.3% of net sales in the three months ended September 30, 2001. This decrease is primarily due to leveraging store and central costs over a greater sales base.

        Store Pre-Opening Expenses. We expense store pre-opening expenses as incurred. Pre-opening expenses for the six new stores opened in the third quarter of 2002 amounted to $850,000. In the third quarter of 2001, we incurred store pre-opening expenses of $625,000 related to the three stores opened in that quarter and one store which opened in October 2001.

        Net Interest (Income) Expense. In the third quarter of 2002, we had net interest income of $150,000 compared with interest expense of $297,000 in the third quarter of 2001. The change is due to interest earned from the proceeds of our sale of shares in March 2002.

        Income Taxes. Our effective income tax rate was 39.8% for the third quarter ended September 30, 2002 and 38.0% for the third quarter ended September 30, 2001. The increase in the effective tax rate is the result of additional state income taxes on the higher level of income.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001.

        Net Sales. Net sales increased $48.7 million, or 23.2%, to $258.4 million in the nine months ended September 30, 2002 from $209.8 million in the comparable 2001 period. This increase resulted from (i) net sales of $13.0 million from 10 new stores opened in 2002, (ii) net sales of $17.4 million from stores opened in 2001 which were not included in the 2001 comparable store base, and (iii) a comparable store sales increase of $18.3 million, or 9%.

        Gross Margin. The gross margin was 37.0% of net sales in both the nine month periods ended September 30, 2002 and September 30, 2001.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $15.2 million, or 20.2% in the nine months ended September 30, 2002 to $90.3 million from $75.1 million in the nine months ended September 30, 2001. Of the increase, $11.9 million was attributable to the stores opened in 2002 which were not open during 2001 and the stores opened in 2001 which were not included in the 2001 comparable store base. Of the remainder, $1.7 million is due to increases in the comparable stores and $1.6 million is attributable to the increase in corporate costs to support our growth. As a percentage of sales, selling, general and administrative costs decreased to 34.9% of net sales in the nine months ended September 30, 2002 from 35.8% of net sales in the nine months ended September 30, 2001. This decrease is primarily due to leveraging store and central costs over a greater sales base.

        Store Pre-Opening Expenses. Pre-opening expenses for the 10 new stores opened in the first nine months of 2002 amounted to $1.9 million. In the first nine months of 2001, we opened eight new stores, relocated two stores, and incurred pre-opening expenses of $2.1 million.

        Net Interest (Income) Expense. In the first nine months of 2002, we had net interest income of $326,000 compared with interest expense of $478,000 in the first nine months of 2001. The change is due to interest earned from the proceeds of our sale of shares in March 2002.

        Income Taxes. Our effective income tax rate was 39.8% for the nine months ended September 30, 2002 and 37.0% for the nine months ended September 30, 2001. The increase in the effective tax rate is the result of additional state income taxes on the higher level of income.

Liquidity and Capital Resources

        Our cash is used primarily for working capital to support inventory requirements and capital expenditures, pre-opening expenses and beginning inventory for new stores. In recent years, we have financed our operations and new store openings primarily with cash from operations, the net proceeds we received from our initial public offering in 1997 and with borrowing under bank financing agreements. In March 2002 we completed a secondary offering in which we sold 3,500,000 new post-split shares, with net cash proceeds of $52,130,000.

        At September 30, 2002 and December 31, 2001 our working capital was $107.5 million and $56.4 million, respectively. Cash used in operations was $16.0 million for the nine months ended September 30, 2002 as a result of an increase in inventory of $22.2 million to support the new stores, the increase of accounts payable and accrued payroll in the amount of $4.0 million and a reduction in income taxes payable of $3.3 million.

        Net cash used in investing activities during the nine months ended September 30, 2002 was $7.8 million. This use of cash was for capital expenditures, primarily related to new stores. In 2002, we expect to spend approximately $10.0 million on capital expenditures, which includes approximately $7.0 million for new store openings, and the remainder for remodeling existing stores, upgrading systems in existing stores, warehouse equipment and corporate systems development.

        We are currently negotiating to build a new distribution center and office complex which we plan to open in 2004. We anticipate that this new facility, which will be located near our existing distribution center, will be 700,000 square feet for distribution plus 30,000 square feet of office space. The total cost of the land and building for this facility is expected to be financed by long-term debt. We will use our working capital to pay for systems and equipment.

        Net cash provided by financing activities includes the $52.1 million proceeds from our sale of shares in March 2002.

        On July 11, 2002 we signed a new $25 million one year line of credit agreement with First Union National Bank. With the successful completion of the sale of shares in March 2002, we no longer required the existing $50 million revolving credit agreement which contained several restrictive covenants and was more expensive to maintain. Borrowing under this new line will bear interest at LIBOR plus 125 basis points. We believe the cash generated from operations during the year and available borrowings under the new financing agreement will be sufficient to finance our working capital and capital expenditures requirements for at least the next 12 months.

General

        On June 25, 2002, our Board of Directors approved a two-for-one stock split to shareholders of record as of the close of business on July 15, 2002. The shares were distributed on July 31, 2002.

Critical Accounting Policies

        Our critical accounting policies relate to merchandise inventories and also the recognition of co-op advertising funds. We value our inventories at stores at the lower of cost or market as determined using the retail inventory method. Because we do not have perpetual inventory records for inventory in our stores, we perform complete physical inventories in each of our stores at the end of each year. The actual physical count of merchandise is made principally by third party inventory counting service firms. We believe our process results in reasonable estimates of our retail inventory on hand at year end. Co-op advertising funds are recognized when we have performed our obligations under a co-op advertising agreement.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Not Applicable.

Item 4. Controls and Procedures

        (a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective to timely alert management to material information relating to the Company during the period when its periodic reports are being prepared.

        (b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the principal executive officer's and principal financial officer's evaluation referred to above, including any corrective actions with regard to significant deficiencies and material weaknesses.

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        Not Applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

        Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5.  OTHER INFORMATION

         Pre-Approval of Non-Audit Services
         ----------------------------------

         On August 22, 2002, the Company's Audit Committee pre-approved the engagement of PricewaterhouseCoopers LLP, the Company's auditors, to provide tax services to the Company.

         Composition of the Board of Directors
         -------------------------------------

            On August 22, 2002, Patricia A. Parker resigned from the Company's board of directors. The board of directors elected Lawrence Fine, the Company's president, as a director to fill Ms. Parker's vacant seat. The Company's directors are divided into three classes. Ms. Parker served as a Class C director and accordingly Mr. Fine will become a Class C director and will serve until 2005 and until his successor is elected and qualified.

            In addition, on the same date, the Company's board of directors increased the size of the board to seven directors and elected Eli J. Segal as a director of the Company. Mr. Segal will serve as a Class C director and will serve until 2005 and until his successor is elected and qualified. Mr. Segal was a former assistant to President Clinton. In addition Mr. Segal currently serves on the board of directors of Hasbro, Inc., Hotel Reservations Network, Citizens Financial Group and Stonebridge International, as well as being the Chairman of the Board of SchoolSports, a magazine covering the world of high school sports. Mr. Segal also serves on the boards of several nonprofit organizations, including The John F. Kennedy Library and Foundation, City Year, The Heller School of Brandeis University and The National Alliance to End Homelessness, which he co-chairs. Prior to his public service career, Mr. Segal was the Chief Executive Officer of several companies related to the crafts industry.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

                  99.1 Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.2 Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              (b) There were no reports on Form 8-K filed during the quarter ended September 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     A.C. MOORE ARTS & CRAFTS,
INC.

Date: November 13, 2002                 By: /s/ Leslie H. Gordon
                                            ------------------------------------
                                            Executive Vice President and
                                            Chief Financial Officer (duly
                                            authorized officer and principal
                                            financial officer)


                                 CERTIFICATIONS

I, John E. Parker, certify that:

1. I have reviewed this quarterly report on Form 10-Q of A.C. Moore Arts & Crafts, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002                            /s/ John E. Parker
                                                   ---------------------------
                                                   John E. Parker
                                                   Chief Executive Officer
                                                   (principal executive officer)

I, Leslie H. Gordon, certify that:

1. I have reviewed this quarterly report on Form 10-Q of A.C. Moore Arts & Crafts, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002                              /s/ Leslie H. Gordon
                                                     ---------------------------
                                                     Leslie H. Gordon
                                                     Executive Vice President
                                                     and Chief Financial Officer
                                                     (principal financial
                                                     officer)