Form 10-K
period 2002-12-31
A C MOORE ARTS & CRAFTS INC
filed 2003-03-25
CIK 1042809

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

                  (Mark One)

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______ to ______

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes    X          No          .
    -------          ---------

As of June 28, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $298,000,000 based on the closing price of the registrant's common stock on such date, $23.68, as reported on the Nasdaq Stock Market. (1)

The number of shares of Common Stock outstanding as of March 20, 2003 was 18,845,879.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2003 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K.

--------------------------
         (1) The aggregate dollar amount of the voting stock set forth equals the number of shares of Common Stock outstanding, reduced by the number of shares of Common Stock held by executive officers, and directors and shareholders owning in excess of 10% of the registrant's Common Stock. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from this figure is an affiliate of the registrant or that any person whose holdings are included in this figure is not an affiliate of the registrant and any such admission is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

                                     PART I

ITEM 1. BUSINESS.

Our Company

         We are a rapidly growing specialty retailer offering a vast selection of arts, crafts, and floral merchandise to a broad demographic of consumers. Our target customers are primarily women between the ages of 25 and 55 who are looking for ideas to decorate their homes, create handmade items, or otherwise engage in arts and crafts activities. We have grown from 17 stores in January 1997 to 71 stores in December 2002. In 2002, for stores open for the full calendar year, our average sales per square foot were $272, which we believe to be the highest in our industry, and our average sales per store were approximately $6.1 million.

         Our stores are located in the eastern United States from New England to the Carolinas. For the foreseeable future we intend to locate our new stores within 800 miles of our suburban Philadelphia distribution center, an area encompassing approximately 50% of the United States population. We believe we can support at least 140 stores in this geographic area from our new distribution center to be opened in 2004.

         Our assortment of merchandise consists of approximately 60,000 stock keeping units, or SKUs, with more than 45,000 SKUs offered at each store at any one time. We believe we offer a superior shopping experience that is differentiated by our broad merchandise assortment, high in-stock positions, exciting stores, attentive and knowledgeable sales associates and competitive prices.

         We have a highly experienced management team which is comprised of executives who have each participated in the expansion of several large retailers. Collectively, our top management team consisting of our Chief Executive Officer, President, and Chief Operating Officer, Chief Financial Officer, two Executive Vice Presidents of Merchandising, and our Executive Vice President of Store Operations have more than 174 years experience in retailing.

         We became a holding company in July 1997 by incorporating in Pennsylvania and exchanging 4,300,000 shares of our common stock for all the capital stock of our operating subsidiary which was organized in Delaware in 1984.

Our Market

         The Hobby Industry Association (HIA) announced that its Consumer Usage & Purchase Study revealed that industry sales for 2002 were approximately $29 billion, a 13% increase from $25.7 billion in 2001. The market is comprised primarily of arts and crafts products, silk and dried flowers and picture frames. Our market is highly fragmented and is served by multi-store arts and crafts retailers, mass merchandisers, small, local specialty retailers, mail order vendors, hardware stores and a variety of other retailers.

         The size and growth of our market is sustained by the popularity of arts and crafts. According to a 2001 HIA report, 54% of United States households participated in crafts and craft-related hobbies during 2000. Further, a June 2001 Harris Poll reports that the popularity of crafts is similar to the popularity of watching sports, listening to music, playing golf, boating, hunting, and other similar leisure activities. The current popularity of crafts is reflected in the national media. For example, crafts are prominently featured on Martha Stewart Living(R) and in related publications.

Our Merchandise

         Our merchandising strategy is to offer the broadest and deepest assortment of arts, crafts and floral merchandise and to provide our customers with all of the components necessary for their crafting projects on a regular basis. Below is a representative list of our merchandise:

         o Art Supplies, Scrapbooking and Frames: paints, brushes, canvas, drawing tools, rubber stamps and stationery, scrapbooking supplies, stencils and frames.

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

         We provide our customers with project ideas by displaying samples of completed craft projects throughout our stores. We believe that these displays generate excitement and foster impulse buying and return visits to our stores. We regularly provide video and live in-store crafting demonstrations. We offer frequent in-store classes for children and adults in most of our stores on a wide variety of craft skills. Our stores are designed to be uncluttered, well organized, and well lit. Wide aisles and easy to read signage help our customers locate merchandise and make our stores easy-to-shop.

         To ensure prompt and personalized service, we staff our stores with a high ratio of store personnel to customers, typically including a store manager, three associate managers, nine department managers and a full staff of full-time and part-time team members. Store personnel, many of whom are crafters themselves, assist customers with merchandise selection and project ideas.

         We strive to attract and retain experienced and entrepreneurial store management.

         To provide optimal customer service, we strive to foster merchandising creativity and an entrepreneurial culture throughout all levels of our organization. Store managers are empowered and encouraged to identify merchandising opportunities and to tailor displays to local preferences for craft projects. While receiving direction and support from corporate level management, this autonomy allows store managers to use individual creativity to cater to the needs and demands of customers. If proven successful, merchandising ideas generated by a store manager can be implemented quickly throughout our chain. We believe this helps us to increase sales and profitability. Store managers and associate managers earn incentive bonuses based on annual increases in the profitability of their stores. We believe our focus on empowering and rewarding our employees, all of whom are "team members," helps in recruiting, hiring and retaining talented personnel. Our turnover rate for store managers averaged 8% per year from 1998 through 2002.

         We strive to provide superior price/value for our customers.

         We believe that our customers consider the relationship between the quality and price of our merchandise to be important factors in their buying decisions. Therefore, we strive to be the price/value leader in all of our merchandise categories. Our purchasing professionals and store managers actively monitor competitors' prices to ensure we maintain low prices while preserving merchandise quality and value. Our policy to beat any competitor's advertised price by 10% is clearly displayed in our stores. In addition, on a weekly basis, we advertise select items at 20% to 50% off their everyday low prices. We believe that our price/value strategy exceeds our customers' expectations and enhances customer loyalty.

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

         Opening New Stores:

         During the next two years we intend to increase our store base of 71 locations at December 31, 2002 by approximately 20% per year. Our current strategy is to open new stores within an 800 mile radius of our existing corporate headquarters and distribution center located in suburban Philadelphia. This geographic area contains approximately 50% of the United States population. Ultimately, we believe that we can at least double the number of our existing stores within this geographic area without significantly diluting the sales in our existing stores. In the future, we may open stores in other regions.

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

         We have developed a standardized procedure for opening new stores. Our new store opening team develops the floor plan and inventory layout based on our store prototype and hires and trains team members in connection with the opening of each new store. For each new store we plan to open in the next two years, we expect to spend approximately $1.3 million, which includes $365,000 for fixtures and equipment, $195,000 in pre-opening costs, and $700,000 for in-store inventory, net of accounts payable.

         Increasing Sales in Existing Stores:

         In 2002, for stores open at least one full calendar year, our average sales per square foot were $272, which we believe to be the highest in our industry, and our average sales per store were approximately $6.1 million. Our comparable store sales growth was 5% in 2002, 8% in 2001, 3% in 2000, 6% in 1999 and 3% in 1998. Stores are added to the comparable store base at the beginning of their fourteenth full month of operation. Our primary method of increasing sales in our existing stores is to successfully execute our business and operating strategies, including:

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

         The following table describes net sales for each of our merchandise categories as a percentage of our total net sales for the years ended December 31, 2000 through 2002:

                                                         Year Ended December 31,
                                                         -----------------------
                                                          2002     2001    2000
                                                         ------   ------  ------
              Art supplies, scrapbooking and frames...    35.0%    32.0%   31.0%
              Traditional crafts......................    29.0     30.0    30.0
              Floral and accessories..................    24.0     25.0    26.0
              Fashion crafts..........................     7.0      8.0     8.0
              Seasonal items..........................     5.0      5.0     5.0
                                                         ------   ------  ------
              Total...................................   100.0%   100.0%  100.0%


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

         Our purchasing staff and store managers actively monitor competitors' prices to ensure we maintain low prices while preserving merchandise quality and value. Our policy of beating any competitor's advertised price by 10% is clearly displayed in our stores. On a weekly basis, we advertise select items at 20% to 50% off their everyday low prices. We also accept competitors' coupons. We believe that our strategy of price/value leadership enhances customer loyalty and provides superior value.

         Our stores regularly feature seasonal merchandise that complements our core merchandising strategy. Seasonal merchandise is offered for all major holidays and seasons, including Christmas, Fall/Halloween, Spring/Easter, Valentine's Day and St. Patrick's Day. By far the greatest portion of our seasonal merchandise is sold during the Christmas season. This includes merchandise in our seasonal department as well as seasonal products sold in other merchandise categories. Our Christmas holiday merchandise is given floor and shelf space in our stores beginning in late summer. The Christmas holiday season is longer for our stores than for many traditional retailers because of the project-oriented nature of Christmas crafts and gift-making ideas. We believe that our holiday merchandise assortment differs from some of our competitors because a substantial amount of our seasonal merchandise is used to create holiday crafts and gifts rather than consisting of traditional Christmas trees and decorations.

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

         We offer frequent in-store classes for children and adults in most of our stores in a dedicated classroom. Classes are taught by team members and outside professionals. Typical classes provide instruction on oil painting, cake decorating, advanced stamping, or scrapbooking.

         Store management and training

         Each store is managed by a store manager who is typically assisted by three associate store managers and nine department managers, and a full staff of full-time and part-time team members. Our store managers and associate store managers are responsible primarily for customer service, training, hiring store level team members, and inventory management. The department managers are responsible for merchandise ordering, inventory management and customer service. We develop new store managers by promoting from within our organization. We selectively hire experienced store managers from other retailers who start at our stores as associate store managers.

         A key part of our strategy and management style is to foster an entrepreneurial culture and merchandising creativity throughout all levels of our organization which we believe helps to promote customer loyalty. Store managers are empowered and encouraged to identify merchandising opportunities and to tailor displays to local preferences for craft projects. While receiving direction and support from corporate level management, this autonomy allows store managers to use their own creativity to cater to the needs and demands of their customers. If proven successful, merchandising ideas generated by a store manager can be implemented throughout our chain. We believe this helps to increase sales and profitability. Our store managers and associate store managers earn incentive bonuses based upon annual increases in the profitability of their stores. We believe our focus on empowering and rewarding our team members helps in recruiting, hiring and retaining talented personnel.

         Our training program for store managers and associate store managers includes several annual company-sponsored conferences to refine and develop their skills in merchandising, merchandise trends, store operations, financial controls, human resources and general management. Training sessions are also held for floral designers and classroom coordinators at various times during the year. Many of our team members are crafters themselves and we provide them with the industry's most extensive product training to create a sales staff with a strong focus on customer service and a willingness to assist customers in assembling and coordinating their craft projects.

Purchasing

         Our purchasing programs are designed to support our business strategy of providing customers with the broadest and deepest assortment of high quality arts, crafts and floral merchandise at value prices while maintaining high in-stock positions. Our buying staff of 20 professionals oversees all of our purchasing. Buyers and store management regularly attend trade shows and craft fairs to monitor industry trends and to obtain new craft ideas.

         In-store department managers are responsible for daily reordering of merchandise for their departments. In 2002, approximately 99% of our merchandise orders were placed through our EDI system. Approximately 60% of our orders were shipped directly from vendors to our stores; the remaining 40%, approximately one-third of which are floral and seasonal items, were shipped from our distribution center. Merchandise assortments at our stores can be enhanced by products ordered by store managers to meet the unique needs of their customers. All purchases are monitored through centralized system controls.

         In 2002, we purchased our inventory from more than 500 vendors worldwide. One of the key criteria for the selection of vendors is their responsiveness to our delivery requirements and timing needs. In 2002:

         o the largest 25 domestic vendors accounted for approximately 45% of our purchases,

         o the largest vendor, SBAR'S, Inc., a specialty distributor of arts and crafts merchandise, primarily to independent arts and crafts retailers, accounted for approximately 19% of our purchases, and

         o approximately 12% of our merchandise, primarily floral and seasonal items, was directly imported from foreign manufacturers or their agents, almost exclusively from the People's Republic of China.

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

         We lease 561,000 square feet of distribution and warehouse facilities, consisting of our 253,000 square foot distribution center and adjoining 10,000 square foot office complex in suburban Philadelphia and our two nearby satellite warehouses which total an additional 308,000 square feet. Our distribution center is leased for a term which expires in March 2005, subject to our option to renew the term for an additional six years. Our satellite warehouses are leased for a term which expires in March 2004.

         Our distribution center and warehouse operations are supported by our real-time warehouse management system which uses hand-held computers and radio frequency communication technology to track merchandise. Our warehouse management system enables us to update our inventory records instantly to reflect all of the merchandise receiving and shipping activities that occur at our distribution center throughout the day. We believe our warehouse management system helps to make our distribution center and warehouse operations efficient and is instrumental in helping us meet our commitment to provide superior inventory replenishment to each of our stores.

         We lease a fleet of tractors and trailers to deliver merchandise to 38 of our 71 stores directly from our distribution center. Additionally, we have contracted with a dedicated third party carrier to deliver merchandise to the 33 stores where an overnight stay is required because of travel time. In 2002, approximately 40% of our merchandise was delivered from our distribution center to our stores.

         We are currently negotiating to build a new distribution center and office complex which we plan to open in 2004. We anticipate that this new facility, which will be located near our existing distribution center, will be 700,000 square feet for distribution plus 60,000 square feet of office space. The total cost of the land and building for this facility is estimated to be in the range of $40.0 million. We expect to finance two-thirds of this project through long-term debt. We believe that our new facility, when completed, will enable us to effectively service all of our existing and a total of approximately 140 store locations within an 800-mile radius of the new distribution center.

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

         We advertise 51 weeks per year, typically in midweek editions of local and/or regional newspapers. In 2002 we ran 17 multi-page newspaper inserts in local and regional newspapers. In addition, prior to store openings, we use radio advertisements to develop customer awareness and we place special pre-opening advertisements, normal advertising copy and/or grand opening inserts in newspapers. We create all of our advertising in-house. Our net advertising expense was 2.0% of net sales in 2002.

         We believe that teachers, who often purchase arts and crafts merchandise for in-school projects, are an important customer segment. To generate goodwill, we offer teachers who join our "Teachers Program" a 10% discount on all regularly and sale priced merchandise. We have issued over 525,000 discount cards to teachers in this program. Similarly, our "Crafty Kids Birthday Club," with over 300,000 members, is intended to develop future crafters as customers. Members of this club receive a $5.00 gift certificate each year for their birthday.

         Our updated website, www.acmoore.com, is designed to drive additional store traffic and serve as another marketing channel to build brand name awareness. Our website features weekly advertisements, a store locator and an in-store class schedule, as well as suggested craft projects for children and adults with accompanying instructions and shopping lists for merchandise to be purchased at our stores. The craft projects on our website change both seasonally and according to new trends. The most recent enhancement to our website is the addition of on-line video segments that allow customers to learn the latest crafting tips, techniques and project ideas. We do not sell our merchandise on our website, although gift cards may be purchased online.

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

Competition

         The market in which we compete is highly fragmented, containing multi-store arts and crafts retailers, mass merchandisers, small local specialty retailers, mail order vendors, hardware stores and a variety of other retailers. We believe we are one of only seven retailers in the United States dedicated to serving the arts and crafts market that have annual sales in excess of $100 million. We compete with many retailers and classify our principal competition within the following three categories:

         o Multi-store specialty chains. This category includes several multi-store specialty chains operating more than 35 stores and comprises: Michaels Stores, Inc., a chain which operates approximately 760 Michaels Stores throughout the United States; Jo-Ann Stores, Inc. which operates approximately 850 Jo-Ann Stores and approximately 70 Jo-Ann etc. stores nationwide; Hobby Lobby Stores, Inc. a chain which operates approximately 290 stores primarily in the Midwestern United States; Garden Ridge, Inc., which operates approximately 40 stores primarily in the southeast and midwest United States; and Rag Shops, Inc. which operates approximately 70 stores located primarily in New Jersey and Florida.

         o Mass merchandisers. This category includes Wal-Mart Stores, Inc., and other mass merchandisers. These retailers typically dedicate only a relatively small portion of their selling space to a limited assortment of arts and crafts supplies and floral merchandise.

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

Team Members

         As of December 31, 2002, we had 1,987 full-time and 2,645 part-time team members, 4,319 of whom worked at our stores, 151 at the distribution center and 162 at the corporate offices. None of our team members are covered by a collective bargaining agreement, and we believe our relationship with our team members to be good.

Trademarks

         We use the "A.C. Moore" name as a tradename and as a service mark in connection with the sale of our merchandise. Our "A.C. Moore" logo has been registered with the United States Patent and Trademark Office as a service mark.

Website and Availability of Information

         Our internet address is www.acmoore.com. We make available free of charge on or through www.acmoore.com our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

         In addition, we will provide, at no cost, paper or electronic copies of our reports and other filings made with the SEC. Requests should be directed to:

                          Leslie H. Gordon
                          A.C. Moore Art & Crafts, Inc.
                          500 University Court
                          Blackwood, NJ   08012

         The information on the website listed above, is not and should not be considered part of this annual report on Form 10-K and is not incorporated by reference in this document. This website is only intended to be an inactive textual reference.

Cautionary Statement Relating to Forward Looking Statements

         Certain oral statements made by our management from time to time and certain statements contained herein or in other periodic reports filed by us with the Securities and Exchange Commission or incorporated by reference herein or therein are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), with respect to our results of operations and our business. All such statements, other than statements of historical facts, including those regarding market trends, our financial position and results of operations, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward-looking words or phrases including, but not limited to, "intended," "will," "should," "may," "believes," "expects," "expected," "anticipates," and "anticipated" or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on our current expectations. Although we believe that the expectations reflected in such forward looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. These forward-looking statements represent our current judgment. We disclaim any intent or obligation to update our forward-looking statements. Because forward-looking statements involve risks and uncertainties, our actual results could differ materially. Important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") include those that are discussed below. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

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

         o     adverse weather conditions;

         o     store openings and closings,

         o     remodels or relocations of our stores,

         o     length and timing of the holiday seasons,

         o     competitive factors, and

         o     general economic and political conditions.

We believe that period-to-period comparisons of past operating results cannot be relied upon as indicators of future performance. If our operating results in any future period fall below the expectations of securities analysts and investors, the market price of our securities would likely decline.

Our success depends on key personnel whom we may not be able to retain or hire.

         We are currently dependent upon the continued services, ability and experience of our senior management team, particularly John E. ("Jack") Parker, our Chief Executive Officer and Lawrence H. Fine, our President and Chief Operating Officer. The loss of the services of Mr. Parker or Mr. Fine or other members of senior management could have a material adverse effect on us. We do not maintain any key man life insurance on any members of our senior management team. Our success in the future will also be dependent upon our ability to attract and retain other qualified personnel, including store managers.

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

         As of December 31, 2002, we operated a chain of 71 stores. The results achieved to date by our relatively small store base may not be indicative of the results of the larger number of stores which we intend to operate in existing and new geographic markets. Because our current and planned stores are located in the eastern United States, the effect on us of adverse events in this region (such as weather or unfavorable regional economic conditions) may be greater than if our stores were more geographically dispersed. Because overhead costs are spread over a smaller store base, increases in our general and administrative expenses could affect our profitability more negatively than if we had a larger store base. Due to our relatively small store base, one or more unsuccessful new stores, or a decline in sales at an existing store, will have a more significant effect on our results of operations than would be the case if we had a larger store base.

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

         Our performance depends on our ability to purchase our merchandise in sufficient quantities at competitive prices. Although we have many sources of merchandise, SBAR'S, our largest supplier of merchandise, accounted for approximately 19% of the aggregate dollar volume of our purchases in 2002. We depend on SBAR'S to provide us with low-cost merchandise that would be less efficient for us to obtain directly from other vendors or manufacturers. Our future success is dependent upon our ability to maintain a good relationship with SBAR'S and our other principal suppliers. We do not have any long-term purchase agreements or other contractual assurances of continued supply, pricing or access to new products, and any vendor or distributor could discontinue selling to us at any time. We may not be able to acquire desired merchandise in sufficient quantities or on terms acceptable to us in the future, or be able to develop relationships with new vendors to replace discontinued vendors. Our inability to acquire suitable merchandise in the future or the loss of one or more key vendors and our failure to replace any one or more of them may have a material adverse effect on our business, results of operation and financial condition. Our smaller vendors generally have limited resources, production capacities and operating histories, and some of our vendors have limited the distribution of their merchandise in the past. These vendors may be susceptible to cash flow problems, downturns in economic conditions, production difficulties, quality control issues and difficulty delivering agreed-upon quantities on schedule. We also cannot assure you that we would be able, if necessary, to return product to these vendors and obtain refunds of our purchase price or obtain reimbursement or indemnification from any of our vendors if their products prove defective.

We face risks associated with sourcing and obtaining merchandise from foreign sources.

         We have in recent years placed increased emphasis on obtaining floral and seasonal items from overseas vendors, with approximately 12% of all of our merchandise being purchased from overseas vendors in 2002. In addition, many of our domestic suppliers purchase a portion of their merchandise from foreign sources. Our future success will depend in large measure upon our ability to maintain our existing foreign supplier relationships and to develop new ones. While we rely on our long-term relationships with our foreign vendors, we have no long-term contracts with them. In addition, virtually all of the merchandise which we purchase from foreign sources is manufactured in the People's Republic of China. Since adoption of an "open-door policy" in 1978, the Chinese government has been pursuing economic reform policies, including the encouragement of foreign trade and investment and greater economic decentralization. We cannot assure you, however, that China will continue to pursue these policies. Many of our imported products are subject to duties, tariffs and quotas that may limit the quantity of some types of goods which we may import into the United States. Our dependence on foreign imports also makes us vulnerable to risks associated with products manufactured abroad, including, among other things:

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

In addition, the recent outbreak of Severe Acute Respiratory Syndrome in China may disrupt the manufacturing of goods and/or our ability to purchase goods from suppliers in China. If any of these or other factors were to render the conduct of business in particular countries undesirable or impractical, our financial condition and results of operations could be materially and adversely affected because we would have difficulty sourcing the merchandise we need to remain competitive. An interruption or delay in supply from our foreign sources, or the imposition of additional duties, taxes or other charges on these imports could have a material adverse effect on our business, financial condition and results of operations unless and until alternative supply arrangements are secured. Products from alternative sources may be of lesser quality and/or more expensive than those we currently purchase, resulting in a loss of sales to us.

Transition to a new distribution center may cause disruption in our operations.

         We are currently negotiating the construction of a new 700,000 square foot distribution center in suburban Philadelphia which we plan to open in 2004 to replace our current distribution center and to support our growing store base. If the systems and controls we set-up for the new facility do not work as planned, or if the new facility is not ready at the time we anticipate, our ability to supply our stores could be impaired which could have a material adverse effect on our sales and financial performance.

We face risks relating to inventory.

         We depend upon our in-store department managers to reorder the majority of our merchandise. The failure of these department managers to accurately respond to inventory requirements could adversely affect consumer acceptance of the merchandise in our stores and negatively impact sales which could have a material adverse effect on our results of operations and financial condition. If we misjudge the market, we may significantly overstock unpopular products and be forced to take significant inventory markdowns, which would have a negative impact on our operating results and cash flow. Conversely, shortages of key items could have a material adverse impact on our operating results. In addition, we conduct a physical inventory in our stores once a year, and quarterly results are based on an estimated gross margin and accrual for estimated inventory shrinkage.

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

         Our two largest shareholders own approximately 32% of our outstanding common stock. These shareholders, therefore, have the ability to exert significant influence over our board of directors and the outcome of shareholder votes.

An increase in the cost of fuel oil and oil-related products could impact our earnings and margins.

         Prices for oil have fluctuated dramatically in the past and have risen in recent months as a result of disruptions in oil producing countries. These fluctuations impact our distribution costs and the distribution costs of our vendors. If the price of fuel oil continues to increase, our distribution costs will increase, which could impact our earnings. In addition, many of the products we sell, such as paints, are oil-based. If the price of oil continues to increase, the price of the oil-based products we purchase and sell may increase, which could impact our margins.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

         Our executive officers are as follows:

                 Name                     Age                   Position
--------------------------------------    ---    ------------------------------------------------------
John E. (Jack) Parker.................    61     Chief Executive Officer and Director
Lawrence H. Fine......................    49     President, Chief Operating Officer and Director
Patricia A. Parker....................    60     Executive Vice President, Merchandising
Leslie H. Gordon......................    59     Executive Vice President and Chief Financial Officer
Janet Parker..........................    40     Executive Vice President, Merchandising and Marketing
Jack Robinson.........................    51     Executive Vice President, Store Operations

         Mr. Parker, our co-founder, has been Chief Executive Officer and a director since our inception and was our President from inception until June 2001. From 1959 to 1984, Mr. Parker worked for the F.W. Woolworth Company in various management positions, most recently as President and Chief Executive Officer of the United States General Merchandise Group where he was responsible for more than 1,000 stores, including the entire domestic chain of Woolworth retail stores. Mr. Parker is the husband of Patricia A. Parker and the father of Janet Parker.

         Mr. Fine has served as our President since June 2001 and our Chief Operating Officer since February 2003. Mr. Fine was elected as a director in August 2002. Previously Mr. Fine was Executive Vice President - General Merchandise Manager for arts and crafts retailer Michaels Stores, Inc., a position he held since December 1996. From 1995 until joining Michaels in December 1996, he was Senior Vice President of Merchandising for Party City Corp. Prior to joining Party City, Mr. Fine held a variety of merchandising positions with the Jamesway Corporation for nearly 16 years.

         Ms. Patricia Parker has served as our Executive Vice President, Merchandising since September 1990. From 1985 to 1990, she served as our Vice President. Ms. Parker is responsible for purchasing all of our floral and seasonal merchandise and our import purchasing program. Ms. Parker served as a director of the Company until August 2002. Ms. Parker is the wife of Jack Parker and the mother of Janet Parker.

         Mr. Gordon has served as our Executive Vice President and Chief Financial Officer since February 1999. From March 1996 to January 1999, Mr. Gordon served as our Senior Vice President, Treasurer and Chief Financial Officer. From 1992 to 1995, Mr. Gordon was Senior Vice President, Finance of C & J Clark America, Inc., a shoe manufacturer, wholesaler and retailer. From 1986 to 1992, Mr. Gordon served as Senior Vice President, Finance, of SILO, Inc., an electronics retailer.

         Ms. Janet Parker has served as our Executive Vice President, Merchandising and Marketing since February 2003. From 1994 to January 2003 Ms. Parker served as Senior Vice President, Merchandising. From 1990 to 1994, Ms. Parker served as our Vice President of Administration and from 1985 to 1990, she served as our Accounting Manager. Ms. Parker is the daughter of Jack and Patricia A. Parker.

         Mr. Robinson has been Executive Vice President, Store Operations since February 2003. From 1997 to 2003 Mr. Robinson served as our Senior Vice President Store Operations and prior to that, as Vice President, Store Operations from 1993 to 1997. From 1990 to 1993, Mr. Robinson was a store manager for the Company. Prior to 1990, Mr. Robinson held various management positions with the F.W. Woolworth Company.

ITEM 2.  PROPERTIES.

         As of December 31, 2002, we operated 71 stores in twelve states, all of which are leased and located within a 700 mile radius of our suburban Philadelphia distribution center. The number of our stores located in each state and the city in which each store is located is shown in the following table:

Connecticut (4)           New Hampshire (1)           North Carolina (7)        Rhode Island (1)
---------------           -----------------           ------------------        ----------------
 Manchester                Nashua                      Cary                      Warwick
 New London                                            Concord
 Orange                   New Jersey (11)              Fayetteville
 Plainville               ---------------              Hickory
                           Brick Town                  Raleigh                  South Carolina (2)
                           Clifton                     Wilmington               ------------------
                           Deptford                    Winston-Salem             Greenville
                           East Brunswick                                        N. Charleston
                           English Creek
Delaware (2)               Hamilton
------------               Linden
 Dover                     Moorestown
 Wilmington                Parsippany                 Pennsylvania (14)         Tennessee (1)
                           Shrewsbury                 -----------------         -------------
                           Watchung                    Allentown                 Knoxville
                                                       Altoona
Maine (1)                                              Bensalem
---------                                              Broomall
 Portland                                              Exton
                                                       Hanover
                                                       Harrisburg
                                                       Lancaster
Maryland (5)              New York (10)                Langhorne                Virginia (2)
------------              ------------                 Montgomeryville          ------------
 Frederick                 Binghamton                  Muncy                     Fairfax
 Glen Burnie               Ithaca                      Philadelphia              Falls Church
 Hagerstown                Latham                      Reading
 Rockville                 Middletown                  Scranton
 White Marsh               Nanuet
                           Poughkeepsie                                         West Virginia (2)
                           Saratoga Springs                                     -----------------
                           Syracuse                                              Clarksburg
Massachusetts (8)          Utica                                                 Huntington
-----------------          Yorktown Heights
 Bellingham
 Brockton
 Danvers
 Framingham
 Holyoke
 Hyannis
 North Dartmouth
 Woburn

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

         We lease 561,000 square feet of distribution and warehouse facilities, consisting of our 253,000 square foot distribution center and adjoining 10,000 square foot office complex in suburban Philadelphia and our two nearby satellite warehouses which total an additional 308,000 square feet. Our distribution center is leased for a term which expires in March 2005, subject to our option to renew the term for an additional six years. Our satellite warehouses are leased for a term which expires in March 2004.

         We are currently negotiating to build a new distribution center and office complex, which we plan to open in 2004. We anticipate that this new facility, which will be located near our existing distribution center, will be 700,000 square feet for distribution plus 60,000 square feet of office space. The total cost of the land and building for this facility is estimated to be in the range of $40.0 million. We expect to finance two-thirds of this project through long term debt. We believe that our new facility, when completed, will enable us to effectively service all of our existing and planned store locations within an 800 mile radius of the new distribution center.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock is quoted on the Nasdaq National Market and trades under the symbol "ACMR." The following table sets forth the high and low sales prices per share of our common stock as reported on the Nasdaq National Market for the periods indicated. All prices have been adjusted for the 2 for 1 stock split paid July 31, 2002.

                                                         High         Low
                                                        ------       ------
             Year Ended December 31, 2002
First Quarter........................................   $19.36       $13.12
Second Quarter.......................................    24.30        18.03
Third Quarter........................................    23.96        14.81
Fourth Quarter.......................................    22.28        12.71

             Year Ended December 31, 2001
First Quarter........................................    $4.72        $3.97
Second Quarter.......................................     7.70         4.32
Third Quarter........................................     9.53         5.83
Fourth Quarter.......................................    17.00         7.58

         The number of record holders of our common stock as of March 20, 2003 was approximately 108.

         Since becoming a public company we have never declared or paid any cash dividends on our common stock. We currently intend to retain our future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends in the foreseeable future.

         See Part III, Item 12 for a description of our equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA.

         The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere herein. The statement of income data for the years ended December 31, 2002, 2001 and 2000 and the balance sheet data at December 31, 2002 and 2001 are derived from our audited consolidated financial statements appearing elsewhere herein. The statement of income data for the years ended December 31, 1999 and 1998 and the balance sheet data at December 31, 2000, 1999 and 1998 are derived from our audited consolidated financial statements not included herein.

                                                                              Year Ended December 31,
                                                             -----------------------------------------------------
                                                               2002         2001       2000      1999       1998
                                                             --------     --------   --------  --------   --------
                                                              (In thousands, except per share and operating data)
         Statement of Income Data:
           Net sales.......................................  $393,392     $332,413   $262,057  $222,998   $187,005
           Gross margin....................................   148,791      124,098     96,207    79,920     68,278
           Selling, general and administrative expenses       123,117      105,447     83,516    70,336     60,214
           Store pre-opening expenses......................     2,340        2,518      1,928       609      2,234
           Income from operations..........................    23,334       16,133     10,763     8,975      5,830
           Net income......................................    14,457        9,507      6,557     5,664      3,935
           Net income per share, diluted (1)...............  $   0.77     $   0.61   $   0.44  $   0.38   $   0.26

         Weighted average shares outstanding, diluted(1) ..    18,828       15,505     14,888    14,810     15,034
         Balance Sheet Data (as of):
           Working capital.................................  $123,811     $ 56,422   $ 47,168  $ 46,625   $ 42,721
           Total assets....................................   196,658      123,811    107,392    90,617     82,357
           Total debt .....................................     1,846        3,174      1,201     1,568      1,918
           Shareholders' equity............................   144,031       73,727     63,681    56,972     51,171

         Other Data:
           Cash flows from operating activities............     8,171        6,768      6,709     9,808     (4,445)
           Number of stores open at end of period..........        71           61         50        40         37
           Net sales per total square foot (2).............  $    272     $    273   $    271  $    271   $    302
           Average net sales per store (000's) (2).........  $  6,064     $  6,070   $  5,919  $  5,915   $  6,329
           Comparable store sales increase (3).............        5%           8%         3%        6%         3%

---------------
(1) All share and per share data has been adjusted to reflect the 2 for 1 stock split paid July 31, 2002.
(2) Includes only stores open during the entire period.
(3) Stores are added to the comparable store base at the beginning of their fourteenth full month of operation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

         We are a rapidly growing specialty retailer offering a vast selection of arts, crafts and floral merchandise to a broad demographic of consumers. Our target customers are primarily women between the ages of 25 and 55 who are looking for ideas to decorate their homes, create handmade items, or otherwise engage in arts and crafts activities. We have grown from 17 stores in January 1997 to 71 stores in December 2002. Our stores are located in the eastern United States from New England to the Carolinas.

         We established our first store in Moorestown, New Jersey in 1984 and grew to five stores by the end of 1993. We added a total of 12 additional stores in 1994 and 1995. In 1995, we began implementing an aggressive expansion plan and built our infrastructure to position us for that growth. By the end of 1996, we had recruited experienced senior retail executives in the areas of operations, merchandising and finance, and made key additions and changes in other areas such as buying, information systems, human resources and real estate. From 1997 through 2002 we continued to strengthen and expand our management team including the addition of Lawrence H. Fine as our President in June 2001. We also continued to develop our operating systems, the most important of which was our POS system implemented in August 2000.

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

         With the changes we made in 1999, we re-established our expansion plan and opened ten new stores in 2000, 11 new stores in 2001 and 12 new stores in 2002. In 2002 we closed two stores; one was destroyed by fire and the other was in an area which had negative demographic changes and the lease had expired. During the next two years, we intend to increase our store base by approximately 20% per year, all within 800 miles of our suburban Philadelphia distribution center, an area encompassing approximately 50% of the United States population. We believe we can operate at least 140 stores in this area without significantly diluting sales in our existing stores. To accommodate this growth, we are in the process of negotiating the construction of a new distribution center to replace our existing facility. The new distribution center will be 700,000 square feet plus 60,000 square feet of office space and will be located near our existing facility.

Results of Operations

         The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales:

                                                                           Year Ended December 31,
                                                                     ---------------------------------
                                                                      2002         2001          2000
                                                                     ------       ------        ------
         Net sales.............................................      100.0%       100.0%        100.0%
         Cost of sales.........................................       62.2         62.7          63.3
                                                                     ------       ------        ------
         Gross margin..........................................       37.8         37.3          36.7
         Selling, general and administrative expenses..........       31.3         31.7          31.9
         Store pre-opening expenses............................        0.6          0.7           0.7
                                                                     ------       ------        ------
         Income from operations................................        5.9          4.9           4.1
         Interest expense (income), net........................       (0.2)         0.2           0.1
                                                                     ------       ------        ------
         Income before income taxes............................        6.1          4.7           4.0
         Provision for income taxes............................        2.4          1.8           1.5
                                                                     ------       ------        ------
         Net income............................................        3.7%         2.9%          2.5%
                                                                     ======       ======        ======

2002 Compared to 2001

         Net Sales. Net sales increased $61.0 million, or 18.3%, to $393.4 million in 2002 from $332.4 million in 2001. This increase resulted from (i) net sales of $29.2 million from twelve new stores opened in 2002, (ii) net sales of $15.9 million from stores opened in 2001 which were not included in the 2001 comparable store base, and (iii) a comparable store sales increase of $15.9 million, or 5%. Stores are added to the comparable store base at the beginning of the fourteenth full month of operation.

         Gross Margin. Gross margin is net sales minus the cost of merchandise including certain distribution and purchasing costs. The gross margin increased to 37.8% of net sales in 2002 from 37.3% in 2001. The increase is due to changes in our product mix, cost reductions obtained from our vendors and from leveraging our buying and distribution expense over a larger store base.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses include (i) direct store level expenses, including rent and related operating costs, payroll, advertising, depreciation and other direct costs, and (ii) corporate level costs not directly associated with or allocable to cost of sales including executive salaries, accounting and finance, corporate information systems, office facilities and other expenses. Selling, general and administrative expenses increased $17.7 million, or 16.8%, in 2002 to $123.1 million from $105.4 million in 2001. Of the $17.7 million increase, $15.7 million was attributable to the stores opened in 2002 which were not open during 2001 and the stores opened in 2001 which were not included in the 2001 comparable store base. The remaining increase of $2.0 million is attributable to the increase in corporate costs to support our growth. As a percentage of net sales, selling, general and administrative costs decreased to 31.3% of net sales in 2002 from 31.7% of net sales in 2001. This decrease is primarily due to leveraging store and central costs over a greater sales base.

         Store Pre-Opening Expenses. We expense store pre-opening costs as they are incurred. Pre-opening expenses for the 12 new stores opened in 2002, amounted to $2.3 million. In 2001, we opened eleven new stores and relocated two stores and incurred pre-opening expenses of $2.5 million.

         Interest Expense. Interest was $277,000 for 2002, a decrease of $504,000 from 2001. The decrease is due to the reduction in short term borrowings as a result of cash received from the sale of shares in March 2002.

         Interest Income. Interest income was $750,000 in 2002, an increase of $644,000 from 2001. The increase was due to income from cash investments made with the proceeds of our 2002 sale of shares.

         Income Taxes. Our effective income tax rate was 39.3% for 2002 and 38.5% for 2001. The increase in our effective rate is principally due to increases in our state taxes.

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

         Gross Margin. The gross margin increased to 37.3% of net sales in 2001 from 36.7% in 2000. The increase is due to changes in our product mix, cost reductions obtained from our vendors and from leveraging our buying and distribution expense over a larger store base, offset somewhat by higher freight costs.

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

Quarterly Results and Seasonality

         The following table sets forth our unaudited quarterly operating results for our eight most recent quarterly periods and the number of stores open at the end of each period (dollars in thousands, except share and store data).

                                                          2002                                  2001
                                          -----------------------------------  ------------------------------------
                                           First    Second   Third    Fourth     First    Second    Third   Fourth
                                          Quarter  Quarter  Quarter   Quarter   Quarter  Quarter  Quarter   Quarter
                                          -------  -------  -------  --------  --------  -------  -------  --------
Net sales............................     $85,853  $82,866  $89,726  $134,947   $66,423  $67,131  $76,220  $122,639
Cost of sales .......................      54,162   52,170   56,423    81,846    41,978   42,264   47,951    76,122
                                          -------  -------  -------  --------  --------  -------  -------  --------
  Gross margin.......................      31,691   30,696   33,303    53,101    24,445   24,867   28,269    46,517
  Selling, general and administrative      29,585   29,514   31,180    32,838    23,438   24,718   26,936    30,355
  Pre-opening expense................         654      384      850       452     1,075      374      625       444
                                          -------  -------  -------  --------  --------  -------  -------  --------
Income (loss) from operations........       1,452      798    1,273    19,811       (68)    (225)     708    15,718
  Interest expense (income), net.....          11     (187)    (150)     (147)       32      149      297       197
                                          -------  -------  -------  --------  --------  -------  -------  --------
Income (loss) before income taxes....       1,441      985    1,423    19,958      (100)    (374)     411    15,521
Income tax expense (benefit).........         565      401      566     7,818       (38)    (141)     156     5,974
                                          -------  -------  -------  --------  --------  -------  -------  --------
Net income (loss)....................         876      584      857    12,140       (62)    (233)     255     9,547
                                          =======  =======  =======  ========  ========  =======  =======  ========
Net income (loss)  per share, diluted     $  0.05  $  0.03  $  0.04  $   0.62  $  (0.00) $ (0.02) $  0.02  $    .60
Diluted average shares outstanding...      16,936   19,780   19,807    19,710    14,846   14,858   15,576    15,914

Number of stores open at end of period         63       65       70        71        53       55       58        61
Comparable store sales increase......         14%      10%       4%       (2%)       4%       4%       7%       15%

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

         In March 2002 we completed a secondary offering in which we sold 3,500,000 new post-split shares, with net cash proceeds of $52,125,000.

         At December 31, 2002 and 2001, our working capital was $123.8 million and $56.4 million, respectively. During 2002, 2001 and 2000, cash of $8.2 million, $6.7 million and $6.8 million was generated by operations, respectively. In these three periods, $16.8 million, $12.9 million and $13.5 million of cash, respectively, was used to increase inventory levels to support both new and existing stores. In these periods, part of the inventory increase was financed through increases in accounts payable of $2.6 million, $1.3 million and $8.1 million, respectively.

         Net cash used in investing activities during 2002, 2001 and 2000 was $9.7 million, $8.7 million and $10.6 million, respectively. This use of cash was for capital expenditures. In 2002 and 2001, capital expenditures related principally to new store openings. In 2000, capital expenditures related principally to new store openings and the implementation of the POS system. In 2003, we expect to spend approximately $44.0 million on capital expenditures, which includes approximately $34.0 million for land, building, equipment and systems for our new distribution center, $5.0 million for new store openings, and the remainder for remodeling existing stores, upgrading systems in existing stores, warehouse equipment and corporate systems development. The total cost of the new distribution center is estimated to be in the range of $40.0 million. We expect to finance two-thirds of this project through long-term debt.

         In the year ended December 31, 2002, net cash provided by financing activities was principally the $ 52.1 million proceeds from our sale of shares in March 2002.

         In the year ended December 31, 2001, net cash provided by financing activities was $2.4 million, principally as a result of $2.8 million of proceeds received from equipment financing.

        On July 11, 2002 we signed a new $25.0 million one year line of credit agreement with First Union National Bank. With the successful completion of the sale of shares in March 2002, we no longer required the existing $50.0 million revolving credit agreement which contained several restrictive covenants and was more expensive to maintain. Borrowing under this new line will bear interest at LIBOR plus 125 basis points. We believe the cash generated from operations during the year, funds received through the financing of the new distribution center and available borrowings under the new financing agreement will be sufficient to finance our working capital and capital expenditures requirements for at least the next 12 months.

         We lease our retail stores, distribution center, satellite warehouse facilities, and corporate headquarters under noncancelable operating leases. At December 31, 2002 our total obligations under these operating leases were $166.7 million. In addition, we had capital lease obligations of $1.8 million at December 31, 2002. The following table reflects as of December 31, 2002 the payments due for the periods indicated under our capital and operating leases.

                                                       Payments Due By Period ($000)
     Contractual      ------------------------------------------------------------------------------------------------
     Obligations             Total         Less than 1 Year       1-3 Years          4-5 Years         After 5 Years
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------
Capital Lease
   Obligations....      $    1,846           $  1,342           $     504                 --                  --
Operating
   Leases.........        $166,687            $22,155             $58,429            $33,837             $52,266

General

        On June 25, 2002, our Board of Directors approved a two-for-one stock split to shareholders of record as of the close of business on July 15, 2002. The shares were distributed on July 31, 2002.

Critical Accounting Policies

        Our accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements included herein. As disclosed in Note 1 of the Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from those estimates. Management makes adjustments to its assumptions and judgments when facts and circumstances dictate. The amounts currently estimated by us are subject to change if different assumptions as to the outcome of future events were made. We evaluate our estimates and judgments on an ongoing basis and predicate those estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Management believes the following critical accounting policies, among others, encompass the more significant judgments and estimates used in preparation of the Consolidated Financial Statements.

Revenue Recognition

Revenue is recognized at point of retail sale.

Merchandise Inventories

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

         Inventory valuation methods also require certain management estimates and judgments. These include estimates of net realizable value on product designated for clearance or on slow moving merchandise. The accuracy of our estimates can be affected by many factors, some of which are outside of our control, including changes in economic conditions and consumer buying trends. Historically, we have not experienced significant differences in our estimates of recovery compared with actual results. We believe our process results in reasonable estimates of our retail inventory on hand at year-end.

Advertising Costs

         The costs incurred for advertising are expensed the first time the advertising takes place, and are offset by re-imbursements received under cooperative advertising programs with certain vendors. Co-op advertising funds are only recognized when we have performed our contractual obligation under a co-op advertising agreement.

Impairment of Long-Lived Assets

         We periodically review long-lived assets for impairment by comparing the carrying value of assets with their estimated future undiscounted cash flows. To the extent these future estimates change, the conclusion regarding impairment may differ from our current estimates, and the loss, if any, would be recognized at that time. The impairment loss is calculated as the difference between assets carrying values and the present value of estimated net cash flows or comparable market values, giving consideration to recent operating performance and pricing trends.

Income Taxes

         We do business in various jurisdictions that impose income taxes. Management determines the aggregate amount of income tax expense to accrue and the amount currently payable based upon the tax statutes of each jurisdiction. This process involves adjusting income determined using generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred tax liabilities are reflected on our balance sheet for temporary differences that will reverse in subsequent years. If different judgments had been made, our tax expense, assets and liabilities could have been different.

Other Estimates

         Management uses estimates in the determination of the required accruals for general liability, workers' compensation, and health insurance. These estimates are based upon examination of historical trends, industry claims experience and, in certain cases, calculations performed by third-party experts. Projected claims information may change in the future and may require management to revise these accruals.

         We are periodically involved in various legal actions arising in the normal course of business. Management is required to assess the probability of any adverse judgments as well as the potential range of any losses. Management determines the required accruals after a careful review of the facts of each legal action. Our accruals may change in the future due to new developments in these matters.

Inflation/Deflation

         Management does not believe that inflation or deflation has had a material effect on our financial condition or results of operations during the past three years.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards, or SFAS, No. 143, "Accounting for Asset Retirement Obligations" requires the recognition of a liability for the estimated cost of disposal as part of the initial cost of a long-lived asset. We must adopt SFAS 143 in 2003. We believe that adopting this pronouncement will not have a material impact on our consolidated results of operations, financial position or cash flows.

In May 2002, the Financial Accounting Standards Board, or FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002". SFAS 145 among other things, rescinds various pronouncements regarding early extinguishment of debt. It allows extraordinary accounting treatment for early extinguishment of debt only when the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. We adopted this statement effective January 1, 2003. The adoption of SFAS 145 did not have a material impact on our financial position, results of operations or cash flows.

In June 2002, the FASB, issued SFAS, No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of commitment to an exit or disposal plan. This Statement also establishes that fair value is the objective for initial measurement of the liability. We must adopt SFAS 146 for all exit or disposal activities that are initiated after December 31, 2002. We do not believe that adopting this pronouncement will have a material impact on our consolidated results of operations, financial position or cash flows.

In November 2002, the EITF reached consensus on Issue 02-16, "Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor." EITF Issue 02-16 addresses the accounting for cash consideration received by a customer from a vendor (e.g., slotting fees, cooperative advertising payments, buydowns) and rebates or refunds from a vendor that is payable only if the customer completes a specified cumulative level of purchases or remains a customer for a specified time period. EITF Issue 02-16 is effective for agreements modified or entered into after January 1, 2003. We are currently evaluating the impact of EITF Issue 02-16, and have not determined whether or not the adoption of the provisions of EITF Issue 02-16 will have a material impact on our consolidated operating results or financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123", SFAS 148 amends SFAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. It also amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. We have adopted the disclosure requirements of SFAS 148 in this Form 10-K for the fiscal year ended December 31, 2002.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for financial statements for periods ending after December 15, 2002. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We have determined that no additional disclosures are required for this Form 10-K issued for the year ended December 31, 2002, and the adoption of the initial recognition and measurement provisions of FIN 45 is not expected to have a material impact on our financial position, results of operations, or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities". FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of FIN 46 are effective for financial statements issued after January 31, 2003. The initial recognition provisions of FIN 46 are applicable immediately to new variable interests in variable interest entities created after January 31, 2003. For a variable interest in a variable interest entity created before February 1, 2003, the initial recognition provisions of FIN 46 are to be implemented no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. We have determined that we do not have any variable interests in any variable interest entities. Therefore, no disclosure is required for this Form 10-K issued for the fiscal year ended December 31, 2002 and the adoption of the initial recognition provisions of FIN 46 is not expected to have a material impact on our financial position, results of operations, or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                            A.C. MOORE ARTS & CRAFTS, INC.

                                                                                                                Page
                                                                                                                ----
Report of Independent Accountants.........................................................................       33

Consolidated Balance Sheets at December 31, 2002 and 2001.................................................       34

Consolidated Statements of Income for each of the three years
         in the period ended December 31, 2002............................................................       35

Consolidated Statements of Changes in Shareholders' Equity for each of the
         three years in the period ended December 31, 2002................................................       36

Consolidated Statements of Cash Flows for each of the three
         years in the period ended December 31, 2002......................................................       37

Notes to Consolidated Financial Statements................................................................       38

                        Report of Independent Accountants


To the Board of Directors and Shareholders of A.C. Moore Arts & Crafts, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of A.C. Moore Arts & Crafts, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
February 19, 2003

                           A.C. MOORE ARTS & CRAFTS, INC.
                             CONSOLIDATED BALANCE SHEETS

                               (dollars in thousands)

                                                                   December 31,
                                                               --------------------
                                                                 2002        2001
                                                               --------    --------
ASSETS
Current assets:
   Cash and cash equivalents.............................      $ 61,584    $ 10,818
   Accounts receivable...................................         1,858         703
   Inventories...........................................       102,497      85,674
   Prepaid expenses and other current assets.............           871         823
                                                               --------    --------
                                                                166,810      98,018

Property and equipment, net..............................        27,997      24,969
Other assets.............................................         1,851         824
                                                               --------    --------
                                                               $196,658    $123,811
                                                               ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of equipment leases...................      $  1,342    $  1,329
   Trade accounts payable................................        24,253      23,322
   Accrued payroll and payroll taxes.....................         5,737       5,098
   Accrued expenses......................................         8,326       7,247
   Income taxes payable..................................         3,341       4,600
                                                               --------    --------
                                                                 42,999      41,596
                                                               --------    --------
Long-term liabilities:
   Capitalized equipment leases, less current portion....           504       1,845
   Deferred tax liability................................         5,150       3,427
   Other long-term liabilities...........................         3,974       3,216
                                                               --------    --------
                                                                  9,628       8,488
                                                               --------    --------
                                                                 52,627      50,084
                                                               --------    --------
Commitments and contingencies

Shareholders' equity:
   Preferred stock, no par value, 10,000,000 shares authorized,
     none issued.........................................            --          --

   Common stock, no par value, 40,000,000 shares authorized,
     18,806,047 shares at December 31, 2002 and 14,932,012
     shares at December 31, 2001.........................        99,654      43,807

   Retained earnings.....................................        44,377      29,920
                                                               --------    --------
                                                                144,031      73,727
                                                               --------    --------
                                                               $196,658    $123,811
                                                               ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               A.C. MOORE ARTS & CRAFTS, INC.
                             CONSOLIDATED STATEMENTS OF INCOME

                        (dollars in thousands except per share data)

                                                                December 31,
                                                    2002            2001          2000
                                                 -----------    -----------    -----------
Net sales..................................      $   393,392    $   332,413    $   262,057
Cost of sales (including buying and
   distribution costs).....................          244,601        208,315        165,850
                                                 -----------    -----------    -----------
Gross margin...............................          148,791        124,098         96,207
Selling, general and administrative
  expenses.................................          123,117        105,447         83,516
Store pre-opening expenses.................            2,340          2,518          1,928
                                                 -----------    -----------    -----------
Income from operations.....................           23,334         16,133         10,763
   Interest expense........................              277            781            345
   Interest income.........................             (750)          (106)          (158)
                                                 -----------    -----------    -----------
Income before income taxes.................           23,807         15,458         10,576
  Provision for income taxes ..............            9,350          5,951          4,019
                                                 -----------    -----------    -----------
Net income.................................      $    14,457    $     9,507    $     6,557
                                                 ===========    ===========    ===========

Basic net income per share.................      $      0.81    $      0.64    $      0.44
                                                 ===========    ===========    ===========

Weighted average shares outstanding........       17,861,897     14,874,398     14,811,794

Diluted net income per share...............      $      0.77    $      0.61    $      0.44
                                                 ===========    ===========    ===========

Weighted average shares outstanding
   plus impact of stock options............       18,828,130     15,505,290     14,888,226




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                        A.C. MOORE ARTS & CRAFTS, INC.
                           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                       (in thousands except share data)

                                                                            Common       Retained
                                                              Shares         Stock       Earnings      Total
                                                            ----------      -------       -------    --------
Balance, December 31, 1999...........................       14,810,000      $43,116       $13,856    $ 56,972
Net income...........................................               --           --         6,557       6,557
Compensation expense related to stock options........               --          102            --         102
Exercise of stock options............................           20,666           50            --          50
                                                            ----------      -------       -------    --------
Balance, December 31, 2000...........................       14,830,666       43,268        20,413      63,681
Net income...........................................               --           --         9,507       9,507
Exercise of stock options ...........................          101,346          439            --         439
Tax benefit from exercise of stock options...........               --          100            --         100
                                                            ----------      -------       -------    --------
Balance, December 31, 2001...........................       14,932,012       43,807        29,920      73,727
Net income...........................................               --           --        14,457      14,457
Proceeds from the sale of common stock...............        3,500,000       52,125                    52,125
Exercise of stock options ...........................          374,035        1,481            --       1,481
Compensation expense related to stock options........                           300                       300
Tax benefit from exercise of stock options...........                         1,941            --       1,941
                                                            ----------      -------       -------    --------
Balance, December 31, 2002 ..........................       18,806,047      $99,654       $44,377    $144,031
                                                            ==========      =======       =======    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         A.C. MOORE ARTS & CRAFTS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                               Year Ended December 31,
                                                           ------------------------------
                                                             2002       2001       2000
                                                           --------   --------   --------
Cash flows from operating activities:
Net income ..........................................      $ 14,457   $  9,507   $  6,557
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization.....................         6,203      5,220      3,829
   Compensation expense related to stock options.....           300         --        102
   Provision for deferred income taxes...............         1,723      1,107        600
   Changes in assets and liabilities:
     Accounts receivable.............................          (703)       127       (339)
     Inventories.....................................       (16,823)   (12,888)   (13,459)
     Prepaid expenses and other current assets.......           (48)       399       (319)
     Accounts payable, accrued payroll and payroll
       taxes and accrued expenses....................         2,649      1,334      8,085
     Income taxes payable............................           682      1,342      1,226
     Other long-term liabilities.....................           758        617        522
     Other assets....................................        (1,027)         3        (95)
                                                           --------   --------   --------

Net cash provided by operating activities............         8,171      6,768      6,709
                                                           --------   --------   --------

Cash flows from investing activities:
   Capital expenditures..............................        (9,683)    (8,672)   (10,635)
Cash flows from financing activities:
   Proceeds from sale of shares, net.................        52,125         --         --
   Proceeds from exercise of stock options...........         1,481        439         50
   Proceeds from line of credit......................         2,000     20,250      9,750
   Repayment of line of credit......................         (2,000)   (20,250)    (9,750)
   Proceeds from equipment financing.................            --      2,791
   Repayment of equipment financing..................        (1,328)      (818)      (367)
                                                           --------   --------   --------
Net cash provided by (used in) financing activities..        52,278      2,412       (317)
                                                           --------   --------   --------
Net increase (decrease) in cash and cash equivalents.        50,766        508     (4,243)
Cash and cash equivalents at beginning of year.......        10,818     10,310     14,553
                                                           --------   --------   --------
Cash and cash equivalents at end of year.............      $ 61,584   $ 10,818   $ 10,310
                                                           ========   ========   ========

Supplemental cash flow information:..................
Cash paid during the year for:
   Interest .........................................      $    316 $      756   $    339
                                                           ========   ========   ========
   Income taxes .....................................      $  6,945 $   3,399    $  2,249
                                                           ========   ========   ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         A.C. MOORE ARTS & CRAFTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Summary of Significant Accounting Policies

Organization and basis of presentation. A.C. Moore Arts & Crafts, Inc. became a holding company in July 1997 by incorporating in Pennsylvania and exchanging its common stock for all of the capital stock of A.C. Moore Inc. held by its shareholders. The consolidated financial statements include the accounts of A.C. Moore Arts & Crafts, Inc. and its wholly owned subsidiaries (collectively the "Company"). All intercompany accounts and transactions have been eliminated. As of December 31, 2002, the Company operated a 71-store chain of retail arts and crafts stores in the eastern region of the United States.

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

The Company periodically reviews long-lived assets for impairment by comparing the carrying value of assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss would be recognized during that period. The impairment loss is calculated as the difference between the carrying values of the asset and the present value of estimated net cash flows or comparable market values, giving consideration to recent operating performance and pricing trends. The Company had no impairment losses related to long-lived assets during 2002, 2001 or 2000.

Other Assets. In 2002 the Company paid $982,000 for the rights to obtain a lease at a favorable rate for a new store to open in the near future. This amount is included in other assets on the balance sheet and will be amortized over a ten-year period commencing with the opening of the store.

Revenue recognition. Revenue is recognized at point of retail sale.

Store pre-opening expenses. Direct incremental costs incurred to prepare a store for opening are charged to expense as incurred.

Advertising costs. The costs incurred for advertising are expensed the first time the advertising takes place and are offset by reimbursements received under cooperative advertising programs with certain vendors. Co-op advertising funds are only recognized when we have performed our contractual obligations under a co-op advertising agreement. Net advertising expense during 2002, 2001 and 2000 was $7,864,000, $8,173,000, and $6,518,000, respectively.

                         A.C. MOORE ARTS & CRAFTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant date for awards under those plans, consistent with the requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," net income and earnings per share would have been reduced to the following pro-forma amounts:

                                                                      2002          2001         2000
                                                                   -----------   ----------   ----------
    Net income ..................... -- As reported                $14,457,000   $9,507,000   $6,557,000
                                     -- Compensation cost, net         725,000      478,000      523,000
                                     -- Pro forma                   13,732,000    9,029,000    6,034,000


    Basic earnings per share........ -- As reported                $       .81   $      .64   $      .44
                                     -- Pro forma                          .77          .60          .40

    Diluted earnings per share...... -- As reported                $       .77   $      .61   $      .44
                                     -- Pro forma                          .73          .58          .40

The pro forma results may not be representative of the effects on reported operations for future years. The fair value of the options was calculated using a Black-Scholes options pricing model with the following weighted-average assumptions: risk-free interest rate of 4.1% for 2002, 5.1% for 2001, 6.3% for 2000 and; no dividend yield; and a weighted average expected life of the options of seven years. In accordance with the provisions of SFAS No. 123 the expected stock price volatility was 45.2% for 2002, 48.4% for 2001, and 46.6% for 2000.

Income Taxes. The Company uses the asset and liability method of accounting for income taxes. The Company does business in various jurisdictions that impose income taxes. Management determines the aggregate amount of income tax expense to accrue and the amount currently payable based upon the tax statutes of each jurisdiction. This process includes adjusting income determined using generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred tax liabilities are reflected on the Company's balance sheet for temporary differences that will reverse in subsequent years. If different judgments had been made, the Company's tax expense and liabilities could have been different.

                         A.C. MOORE ARTS & CRAFTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Recent Accounting Pronouncements. Statement of Financial Accounting Standards, or SFAS, No. 143, Accounting for Asset Retirement Obligations requires the recognition of a liability for the estimated cost of disposal as part of the initial cost of a long-lived asset. The Company must adopt SFAS No. 143 in 2003. The Company believes that adopting this pronouncement will not have a material impact on its consolidated results of operations, financial position or cash flows.

In May 2002, the Financial Accounting Standards Board, or FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002". SFAS 145 among other things, rescinds various pronouncements regarding early extinguishment of debt. It allows extraordinary accounting treatment for early extinguishment of debt only when the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. The Company adopted this statement effective January 1, 2003. The adoption of SFAS 145 did not have a material impact on the Company's financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of commitment to an exit or disposal plan. This Statement also establishes that fair value is the objective for initial measurement of the liability. The Company must adopt SFAS 146 for all exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that adopting this pronouncement will have a material impact on its consolidated results of operations, financial position or cash flows.

In November 2002, the EITF reached consensus on Issue 02-16, "Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor." EITF Issue 02-16 addresses the accounting for cash consideration received by a customer from a vendor (e.g., slotting fees, cooperative advertising payments, buydowns) and rebates or refunds from a vendor that is payable only if the customer completes a specified cumulative level of purchases or remains a customer for a specified time period. EITF Issue 02-16 is effective for agreements modified or entered into after January 1, 2003. We are currently evaluating the impact of EITF Issue 02-16, and have not determined whether or not the adoption of the provisions of EITF Issue 02-16 will have a material impact on our consolidated operating results or financial position.

                         A.C. MOORE ARTS & CRAFTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123". SFAS 148 amends SFAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. It also amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. The Company has adopted the disclosure requirements of SFAS 148 in this Form 10-K for the fiscal year ended December 31, 2002.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for financial statements for periods ending after December 15, 2002. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has determined that no additional disclosures are required for this Form 10-K issued for the year ended December 31, 2002, and the adoption of the initial recognition and measurement provisions of FIN 45 is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities". FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of FIN 46 are effective for financial statements issued after January 31, 2003. The initial recognition provisions of FIN 46 are applicable immediately to new variable interests in variable interest entities created after January 31, 2003. For a variable interest in a variable interest entity created before February 1, 2003, the initial recognition provisions of FIN 46 are to be implemented no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The Company has determined that it does not have any variable interests in any variable interest entities. Therefore, no disclosure is required for this Form 10-K issued for the fiscal year ended December 31, 2002 and the adoption of the initial recognition provisions of FIN 46 is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

2.       Earnings Per Share

The following is a reconciliation of the denominators of the basic and diluted earnings per share computations:

                                                      Year Ended December 31,
                                                  -----------------------------
                                                   2002      2001         2000
                                                  ------     ------      ------
                                                         (in thousands)
         Basic................................    17,862     14,874      14,812
         Effect of dilutive options...........       966        631          76
                                                  ------     ------      ------
         Diluted..............................    18,828     15,505      14,888
                                                  ======     ======      ======

         Options whose exercise price is in excess of the average market price, 309,850 shares, have not been considered as dilutive options.

                         A.C. MOORE ARTS & CRAFTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.       Property and Equipment

Property and equipment consists of:

                                                               December 31,
                                                         -----------------------
                                                           2002           2001
                                                         --------       --------
                                                              (in thousands)
Furniture, fixtures and equipment....................    $ 45,622       $ 37,066
Leasehold improvements...............................         492            548
Equipment for future stores..........................         287            542
Capital leases.......................................       4,715          4,715
                                                         --------       --------
                                                           51,116         42,871
Less:  Accumulated depreciation and amortization.....      23,119         17,902
                                                         --------       --------
                                                         $ 27,997       $ 24,969
                                                         ========       ========

         As a result of a fire in one of our stores in November 2002, $452,000 in property and equipment, net of depreciation, was transferred to our insurance receivable account.

4.       Financing Agreement

On July 11, 2002 the Company entered into a new $25 million one year revolving credit agreement with Union National Bank (the "Credit Facility"). The credit agreement contains certain financial covenants including those related to tangible net worth and funded debt. The Company was in compliance with this agreement at December 31, 2002. Borrowings under the credit agreement will bear interest rates at LIBOR plus 125 basis points.

There were no amounts outstanding at December 31, 2002 under this revolving line of credit nor were there amounts outstanding at December 31, 2001 under the previous revolving line of credit.

5.       Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. As of December 31, 2002 and 2001, the deferred tax liability $5,150,000 and $3,427,000 respectively is comprised principally of temporary differences related to depreciation.

                         A.C. MOORE ARTS & CRAFTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A reconciliation of income tax expense at the federal income tax rate to the income tax provision is as follows:

                                                                            Year Ended December 31,
                                                                      ----------------------------------
                                                                       2002          2001          2000
                                                                      ------        ------        ------
                                                                                  (in thousands)
         United States federal taxes at statutory rate........        $8,332        $5,410        $3,701
         State and local taxes, net...........................         1,002           514           206
         Non-deductible stock option expense..................           105            --            31
         Other................................................           (89)           27            81
                                                                      ------        ------        ------
         Income tax provision.................................        $9,350        $5,951        $4,019
                                                                      ======        ======        ======

The income tax provision consists of the following:

                                                                           Year Ended December 31,
                                                                      ----------------------------------
                                                                       2002          2001          2000
                                                                      ------        ------        ------
         Current tax expense:
           Federal..............................................      $6,245        $4,253        $3,254
           State................................................       1,382           591           165
                                                                      ------        ------        ------
             Total current.....................................        7,627         4,844         3,419
                                                                      ------        ------        ------
         Deferred tax expense:
           Federal..............................................       1,564           909           448
           State..................................................       159           198           152
                                                                      ------        ------        ------
             Total deferred....................................        1,723         1,107           600
                                                                      ------        ------        ------
             Total income tax provision........................       $9,350        $5,951        $4,019
                                                                      ======        ======        ======

6.       Shareholders' Equity

The Company has authorized 10,000,000 shares of undesignated preferred stock. The Company may issue preferred stock in one or more series by vote of its Board of Directors having the dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices and liquidation preferences approved by the Board of Directors.

On June 25, 2002 our Board of Directors approved a two-for-one common stock split to shareholders of record as of the close of business on July 15, 2002. The shares were distributed on July 31, 2002. All references to the number of shares of Common Stock (except for shares authorized), per share prices, and earning per share amounts in the consolidated financial statements and related notes thereto have been adjusted to reflect the stock split on a retroactive basis, unless otherwise expressly stated.

At December 31, 2002, under the Company's Employee, Director and Consultant Stock Option Plan (the "1997 Plan"), the Company may grant up to 2,000,000 shares of common stock. Stock options expire ten years from the date of grant and vest ratably over a three year period. Shares available for future grants amounted to 42,528 at December 31, 2002 and 125,280 at December 31, 2001.

In March 2002, our Board of Directors adopted our 2002 Stock Option Plan (the "2002 Plan"). This Plan was approved by majority shareholder vote at our Annual Meeting of Shareholders on May 16, 2002. Under the 2002 Plan, the Company, may grant up to 1,500,000 shares of common stock. Stock options expire ten years from the date of grant and vest ratably over a three year period. Shares available for future grants amounted to 1,292,150 at December 31, 2002.

                         A.C. MOORE ARTS & CRAFTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


For 2002, 2001 and 2000, the Company's stock option activity is summarized below:

                                                    2002                     2001                    2000
                                            ----------------------   ----------------------  -----------------------
                                                          Weighted                 Weighted                 Weighted
                                                           Average                  Average                  Average
                                                          Exercise                 Exercise                 Exercise
                                             Options        Price     Options        Price    Options        Price
                                            ---------       ------   ---------     --------  ---------      --------
Outstanding at beginning of year......      1,752,708       $ 5.02   1,582,566       $3.61   1,330,600       $ 4.66
Granted...............................        312,300        19.13     306,600        7.58     368,400         3.94
Forfeited.............................         21,698         6.27      35,112        4.49      95,768         5.44
Exercised.............................        245,035         4.82     101,346        4.33      20,666         2.39
                                            ---------       ------   ---------     -------   ---------       ------
Outstanding at end of year............      1,798,275       $ 7.48   1,752,708       $5.02   1,582,566       $ 3.61
                                            =========       ======   =========       =====   =========       ======
Exercisable at end of year............      1,188,980       $ 4.68   1,124,894       $4.74     810,536       $ 5.09
                                            =========       ======   =========       =====   =========       ======

         Also in 2002, options were exercised for 129,000 shares at an exercise price of $2.33 by a Board Member. These shares had been granted in 1995 in recognition of financial consulting services.

The following table summarizes information about stock options outstanding at December 31, 2002.

                                     Stock Options Outstanding                    Stock Options Exercisable
                        -----------------------------------------------------  --------------------------------
                                        Weighted Average        Weighted
  Range of Exercise                     Remaining Life       Average Exercise                  Weighted Average
       Prices               Shares         (Years)               Price           Shares         Exercise Price
  -----------------      ---------      ----------------     ----------------  ---------       ----------------
      2.88-3.94            549,959           7.0                $  3.45          450,635          $  3.35
      4.50-5.45            586,600           5.2                   4.66          519,930             4.56
      7.10-8.32            339,866           7.2                   8.04          214,416             7.87
     10.00-14.03            12,000           8.8                  13.36            3,999            13.36
     19.11-21.64           309,850           9.5                  19.13               --               --
                         ---------           ---                -------        ---------          -------
                         1,798,275           6.9                $  7.48        1,188,980          $  4.68
                         =========           ===                =======        =========          =======

Effective September 15, 1997, options to purchase 444,500 shares of common stock were granted under the 1997 Plan at an exercise price per share of $9.00 with an exercise term of ten years. The estimated fair value of the shares on the measurement date was $10.20. The related compensation expense was amortized ratably over the three year vesting period. At December 31, 2000, all such compensation had been recognized.

7.       Retirement Plan

In January 1999 the Company established a 401(k) savings plan (the "401(k) Plan") for eligible team members. Participation in the 401(k) Plan is voluntary and available to any team member who is 21 years of age and has completed a three month eligibility period. Participants may elect to contribute up to 20% of their compensation. In accordance with the provisions of the 401(k) Plan, the Company makes a matching contribution to the account of each participant in an amount equal to 25% of the first 6% of eligible compensation contributed by each participant with a maximum match of $1,500. The Company's matching contribution expense for 2002 was $277,000, for 2001 was $206,000, and for 2000 was $170,000.

                         A.C. MOORE ARTS & CRAFTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.       Commitments and Contingencies

Commitments

The Company leases its retail stores, administrative offices and warehouse facilities under noncancelable operating leases. The lease for the administrative offices and distribution center has an initial lease term of six years with a six-year renewal option. Most store leases have an average initial term of ten years, with three five year renewal options, and provide for predetermined escalations in future minimum annual rent or additional rent contingent upon store sales levels. The pro rata portion of scheduled rent escalations has been included in other long-term liabilities in the accompanying balance sheet. For the years 2002 and 2001 the amounts of accrued rent expense recognized over the amounts paid were $758,000 and $617,000, respectively, and has been included in other long-term liabilities in the accompanying consolidated balance sheet.

Rent expense under operating leases consists of:

                                                                Year Ended December 31,
                                                        --------------------------------------
                                                         2002            2001           2000
                                                        -------         -------        -------
                                                                     (in thousands)
        Minimum rentals .............................   $20,450         $16,124        $12,883
        Contingent payments .........................       148             150            118
                                                        -------         -------        -------
                                                        $20,598         $16,274        $13,001
                                                        =======         =======        =======

In 2002, the Company entered into 7 leases for stores to open in 2003.

Future minimum lease payments (including those for unopened stores) as of December 31, 2002 for non-cancelable operating leases with terms in excess of one year are as follows (in thousands):

           2002.............................................................             $ 22,155
           2003.............................................................               20,305
           2004.............................................................               19,183
           2005.............................................................               18,942
           2006.............................................................               18,024
           Thereafter.......................................................               68,078
                                                                                         --------
           Total minimum future rentals.....................................             $166,687
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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Incorporated by reference from our Proxy Statement relating to our 2003 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Form 10-K, except information concerning certain executive officers of the Company which is set forth in Part I of this Annual Report on Form 10-K and which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

         Incorporated by reference from our Proxy Statement relating to our 2003 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         Incorporated by reference from our Proxy Statement relating to our 2003 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Form 10-K.

Equity Compensation Plan Information

The following table details information regarding the company's existing equity compensation plans as of December 31, 2002:

                                                                                           (c)
                                                (a)                                 Number of securities
                                              Number of                             remaining available
                                          securities to be            (b)           for future issuance
                                            issued upon         Weighted-average        under equity
                                            exercise of        exercise price of     compensation plans
                                            outstanding            outstanding     (excluding securities
                                         options, warrants      options, warrants   reflected in column
              Plan Category                  and rights             and rights            (a))
-------------------------------------    -----------------     ------------------  --------------------
Equity compensation plans
approved by security holders (1).....        1,798,275               $7.48              1,334,678

Equity compensation plans not
approved by security holders.........            -                     -                   -

Total................................        1,798,275               $7.48              1,334,678

-------------
(1) These plans are the Company's 1997 Employee, Director and Consultant Stock Option Plan and the Company's 2002 Stock Option Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Incorporated by reference from our Proxy Statement relating to our 2003 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Form 10-K.

ITEM 14.  CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective to timely alert management to material information relating to the Company during the period when its periodic reports are being prepared.

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

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

             (a) The following documents are filed as part of this Annual Report on Form 10-K:

                  (1) Financial Statements:

                  Report of Independent Accountants

                  Consolidated Balance Sheets at December 31, 2002 and
                           2001

                  Consolidated Statements of Income for each of the
                           three years in the period ended December 31,
                           2002

                  Consolidated Statements of Changes in Shareholders'
                           Equity for each of the three years in the period ended December 31, 2002

                  Consolidated Statements of Cash Flows for each of the
                           three years in the period ended December 31,
                           2002

                  Notes to Consolidated Financial Statements

                  (2) Financial Statement Schedules:

                  No financial statement schedules are required to be filed as part of this report.

                  (3) Exhibits:

                           The exhibits filed as part of this report are listed
                  under exhibits at subsection (c) of this Item 14.

             (b)  Current Reports on Form 8-K:

                         A report on Form 8-K was filed on behalf of the
                  Registrant on November 7, 2002 concerning the 10b5-1 Plans of Messrs. Gordon, Bauer, Drake and Rambo.

             (c)  Exhibits:

     Exhibit Number        Description
     --------------        ------------

      *3.1                 Articles of Incorporation

      *3.2                 Bylaws

    *+10.1                 1997 Employee, Director and Consultant Stock Option
                           Plan

   **+10.2                 2002 Stock Option Plan

    *+10.3                 Form of Stock Option Award Agreement

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

     99.2 Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
-------------------
+                 Management contract or compensatory plan or arrangement.
*                 Incorporated by reference to the Company's Registration
                     Statement on Form S-1 (#333-32859)
**                Incorporated by reference to the Company's definitive proxy statement filed on April 22, 2002.
***               Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1998.
****              Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2001.

                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            A.C. MOORE ARTS & CRAFTS, INC.

Date: March 24, 2003                              By:      /s/ John E. Parker
                                                     ---------------------------
                                                         John E. Parker,
                                                         Chief Executive Officer


              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 SIGNATURE                                   CAPACITY                            DATE
   --------------------------------------  -------------------------------------     --------------------------------
    /s/ John E. Parker                     Chief Executive Officer and Director             March 24, 2003
   --------------------------------------  (Principal Executive Officer)
   John E. Parker


    /s/ Leslie H. Gordon                   Executive Vice President and Chief Financial     March 24, 2003
   --------------------------------------  Officer (Principal Financial and Accounting
   Leslie H. Gordon                        Officer)


    /s/ William Kaplan                     Chairman of the Board                            March 24, 2003
   --------------------------------------
   William Kaplan


    /s/ Lawrence H. Fine                   Director                                         March 24, 2003
   --------------------------------------
   Lawrence H. Fine


    /s/ Richard Lesser                     Director                                         March 24, 2003
   --------------------------------------
   Richard Lesser


    /s/ Richard J. Bauer                   Director                                         March 24, 2003
   --------------------------------------
   Richard J. Bauer


    /s/ Richard J. Drake                   Director                                         March 24, 2003
   --------------------------------------
   Richard J. Drake


    /s/ Eli J. Segal                       Director                                         March 24, 2003
   --------------------------------------
   Eli J. Segal

                                  CERTIFICATION

         I, John E. Parker, Chief Executive Officer of A.C. Moore Arts & Crafts, Inc., certify that:

         1. I have reviewed this annual report on Form 10-K of A.C. Moore Arts & Crafts, Inc.

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 24, 2003             /s/ John E. Parker
       ----------------          -----------------------------------------------
                                 John E. Parker
                                 Executive Officer (Principal Executive Officer)

                                  CERTIFICATION

         I, Leslie H. Gordon, Chief Financial Officer of A.C. Moore Arts & Crafts, Inc., certify that:

         1. I have reviewed this annual report on Form 10-K of A.C. Moore Arts & Crafts, Inc.

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003          /s/ Leslie H. Gordon
      -----------------    -----------------------------------------------------
                           Leslie H. Gordon
                           Executive Vice President and Chief Financial Officer
                           (Principal Financial Officer)

                                  EXHIBIT INDEX


  Exhibit No.              Description
  -----------              -----------

       *3.1                Articles of Incorporation

       *3.2                Bylaws

     *+10.1                1997 Employee, Director and Consultant Stock Option
                           Plan

    **+10.2                2002 Stock Option Plan

     *+10.3                Form of Stock Option Award Agreement

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

       99.2 Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
-------------------
+                 Management contract or compensatory plan or arrangement.
*                 Incorporated by reference to the Company's Registration
                    Statement on Form S-1 (#333-32859).
**                Incorporated by reference to the Company's definitive proxy statement filed on April 22, 2002.
***               Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1998.
****              Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2001.