Form 10-Q
period 2003-03-31
A C MOORE ARTS & CRAFTS INC
filed 2003-05-14
CIK 1042809

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-Q

           (Mark One)
        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2003

                                       OR

        [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ____________ to ____________

                        Commission File Number: 000-23157

                         A.C. MOORE ARTS & CRAFTS, INC.
            --------------------------------------------------------
               (Exact name of registrant as specified in charter)

               Pennsylvania                                       22-3527763
--------------------------------------------------------------------------------
     (State or other jurisdiction of                           (I.R.S. Employer
      incorporation or organization)                         Identification No.)

                    500 University Court, Blackwood, NJ 08012
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (856) 228-6700
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                       N/A
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.          [X]  Yes        [_]   No

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).    [X]  Yes        [_]   No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                      Class                          Outstanding at May 9, 2003
            ---------------------------              --------------------------
            Common Stock, no par value                      19,022,878

                         A.C. MOORE ARTS & CRAFTS, INC.

                                TABLE OF CONTENTS

                                                                                            Page
                                                                                           Number
                                                                                           ------
PART I:       FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited)

              Consolidated Balance Sheets as of March 31, 2003                               3
              and December 31, 2002

              Consolidated Statements of Income for the three                                4
              Months ended March 31, 2003 and 2002

              Consolidated Statements of Cash Flows for the three                            5
              month periods ended March 31, 2003 and 2002

              Notes to Consolidated Financial Statements                                     6

     Item 2.  Management's Discussion and Analysis of Financial                              7
              Condition and Results of Operations

     Item 3.  Quantitative and Qualitative Disclosures About                                 11
              Market Risk

     Item 4.  Controls and Procedures                                                        11

PART II: OTHER INFORMATION

     Item 1.  Legal Proceedings                                                              12

     Item 2.  Changes in Securities and Use of Proceeds                                      12

     Item 3.  Defaults Upon Senior Securities                                                12

     Item 4.  Submission of Matters to a Vote of Security Holders                            12

     Item 5.  Other Information                                                              12

     Item 6.  Exhibits and Reports on Form 8-K                                               12

SIGNATURES                                                                                   14

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                       A.C. MOORE ARTS & CRAFTS, INC.
                                         CONSOLIDATED BALANCE SHEETS
                                           (dollars in thousands)

                                                                               March 31,         December 31,
                                                                                  2003               2002
                                                                               -----------       ------------
                                                                               (unaudited)
                  ASSETS
Current assets:
     Cash and cash equivalents                                                   $ 54,449          $ 61,584
     Inventories                                                                  108,997           102,497
     Prepaid expenses and other current assets                                      3,022             2,729
                                                                                 --------          --------
                                                                                  166,468           166,810
     Marketable securities                                                          1,461
     Property and equipment, net                                                   28,827            27,997
     Other assets                                                                   1,841             1,851
                                                                                 --------          --------
                                                                                 $198,597          $196,658
                                                                                 ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of capital leases                                           $  1,342          $  1,342
     Trade accounts payable                                                        32,143            24,253
     Accrued payroll and payroll taxes                                              3,097             5,737
     Accrued expenses                                                               7,346             8,326
     Income taxes payable                                                             457             3,341
                                                                                 --------          --------
                                                                                   44,385            42,999
                                                                                 --------          --------
Long-term liabilities:
     Capitalized equipment leases, less current portion                               164               504
     Deferred tax liability                                                         5,150             5,150
     Other long-term liabilities                                                    4,116             3,974
                                                                                 --------          --------
                                                                                    9,430             9,628
                                                                                 --------          --------
                                                                                   53,815            52,627
                                                                                 --------          --------
SHAREHOLDERS' EQUITY
Preferred stock, no par value, 10,000,000 shares
     authorized, none issued

Common stock, no par value, 40,000,000 shares
     authorized, 18,895,879 shares outstanding at March 31,
     2003 and 18,806,047 outstanding at December 31, 2002                          99,985            99,654

Retained earnings                                                                  44,797            44,377
                                                                                 --------          --------
                                                                                  144,782           144,031
                                                                                 --------          --------
                                                                                 $198,597          $196,658
                                                                                 ========          ========



                 See accompanying notes to financial statements

                         A.C. MOORE ARTS & CRAFTS, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                             Three months ended
                                                                   March 31,
                                                          ------------------------
                                                              2003        2002
                                                          -----------  -----------
Net sales                                                 $    91,952  $    85,853

Cost of sales (including buying and
   distribution costs)                                         58,417       54,162
                                                          -----------  -----------
Gross Margin                                                   33,535       31,691
Selling, general and administrative expenses                   32,585       29,586
Store pre-opening expenses                                        379          654
                                                          -----------  -----------
Income from operations                                            571        1,451
    Net interest (income) expense                                (109)          11
                                                          -----------  -----------
Income before income taxes                                        680        1,440
    Provision for income taxes                                    260          565
                                                          -----------  -----------
Net income                                                $       420  $       875
                                                          ===========  ===========

Basic net income per share                                $      0.02  $      0.06
                                                          ===========  ===========

Weighted average shares outstanding                        18,834,421   15,866,002
                                                          ===========  ===========

Diluted net income per share                              $      0.02  $      0.05
                                                          ===========  ===========

Weighted average shares outstanding
    plus impact of stock options                           19,603,345   16,936,204
                                                          ===========  ===========



                 See accompanying notes to financial statements

                                     A.C. MOORE ARTS & CRAFTS, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (dollars in thousands)
                                               (unaudited)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                             --------------------------
                                                                               2003               2002
                                                                             -------            -------
Cash flows from operating activities:
Net income                                                                   $   420            $   875

Adjustments to reconcile net income to net cash
    (used in) operating activities:
    Depreciation and amortization                                              1,634              1,446
    Changes in assets and liabilities:
       Inventories                                                            (6,500)            (2,184)
       Prepaid expenses and other current assets                                (293)               (68)
       Accounts payable, accrued payroll
         payroll taxes and accrued expenses                                    4,270             (3,124)
       Income taxes payable                                                   (2,884)            (3,744)
       Other long-term liabilities                                               142                171
       Other assets                                                               10                  9
                                                                             -------            -------

Net cash (used in) operating activities                                       (3,201)            (6,619)
                                                                             -------            -------

Cash flows from investing activities:
    Capital expenditures                                                      (2,464)            (2,367)
    Investment in marketable securities                                       (1,461)                 -
                                                                             -------            -------
Net cash (used in) investing activities                                       (3,925)            (2,367)
                                                                             -------            -------

Cash flows from financing activities:
    Proceeds from sale of shares                                                   -             52,130
    Proceeds from line of credit                                                   -              2,000
    Repayment of line of credit                                                    -             (2,000)
    Exercise of stock options                                                    331                589
    Repayment of equipment leases                                               (340)              (320)
                                                                             -------            -------
Net cash provided (used) by financing activities                                  (9)            52,399
                                                                             -------            -------

Net increase (decrease) in cash                                               (7,135)            43,413

Cash and cash equivalents at beginning of period                              61,584             10,818
                                                                             -------            -------

Cash and cash equivalents at end of period                                   $54,449            $54,231
                                                                             =======            =======



                 See accompanying notes to financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      Basis of Presentation

The consolidated financial statements included herein include the accounts of A.C. Moore Arts & Crafts, Inc. and its wholly owned subsidiaries (collectively the "Company"). The Company is a chain of 73 retail stores selling arts and crafts merchandise. The stores are located throughout the eastern United States.

These financial statements have been prepared by management without audit and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Due to the seasonality of the Company's business, the results for the interim periods are not necessarily indicative of the results for the year. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. In the opinion of management, all such adjustments are of a normal and recurring nature.

(2)      Common Stock and Earnings per Share

On June 25, 2002, the Company's Board of Directors declared a two-for-one stock split to shareholders of record as of the close of business on July 15, 2002 payable on July 31, 2002. All references to the number of shares of common stock, per share prices and earnings per share amounts in the consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q have been adjusted to reflect the split on a retroactive basis.

(3)      Management Estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported period and related disclosures. Significant estimates made as of and for the three months ended March 31, 2003 and 2002 include provisions for shrinkage, capitalized buying, warehousing and distribution costs related to inventory, and markdowns of merchandise inventories. Actual results could differ materially from those estimates.

(4)      Marketable Securities

Marketable securities represent investments in fixed financial instruments with maturities of twelve months or longer from time of purchase. They are classified as held-to-maturity and recorded at amortized cost.

(5)      Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force reached consensus on Issue 02-16, Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor. EITF Issue 02-16 addresses the accounting for cash consideration received by a customer from a vendor (e.g., slotting fees, cooperative advertising payments, buydowns) and rebates or refunds from a vendor that is payable only if the customer completes a specified cumulative level of purchases or remains a customer for a specified time period. The EITF is effective for agreements modified or entered into after January 1, 2003. We are currently evaluating the impact of EITF Issue 02-16, and have not determined whether or not the adoption of the provisions of EITF Issue 02-16 will have a material impact on our consolidated operating results or financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123". SFAS 148 amends SFAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. It also amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. The Company adopted the disclosure requirements of SFAS 148 for the fiscal year ended December 31, 2002.

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

Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant date for awards under those plans, consistent with the requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," net income and earnings per share would have been reduced to the following pro-forma amounts:

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                                ---------------------
                                                                                  2003         2002
                                                                                --------     --------
         Net income...........................     As reported                  $420,000     $875,000
                                                   Compensation cost, net        277,000      139,000
                                                   Pro forma                     143,000      736,000

         Basic earnings per share.............     As reported                  $    .02     $    .06
                                                   Pro forma                         .01          .05

         Diluted earnings per share...........     As reported                  $    .02     $    .05
                                                   Pro forma                         .01          .04

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains certain forward-looking statements. These forward-looking statements do not constitute historical facts and involve risks and uncertainties. Actual results could differ materially from those referred to in the forward-looking statements due to a number of factors, including, but not limited to, the following: customer demand, the effect of economic conditions, the impact of adverse weather conditions, the impact of competitors' locations or pricing, the availability of acceptable real estate locations for new stores, difficulties with respect to new information system technologies, supply constraints or difficulties, the effectiveness of advertising strategies and the impact of the threat of terrorist attacks and war. For additional information concerning factors that could cause actual results to differ materially from the information contained herein, reference is made to the information under the heading "Cautionary Statement Relating to Forward Looking Statements" in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales and the number of stores open at the end of each such period:

                                                             Three months ended
                                                                 March 31,
                                                            --------------------
                                                             2003       2002
                                                            ------    --------

             Net sales....................................   100.0%      100.0%

             Cost of Sales................................    63.5%       63.1%
                                                            ------    --------

             Gross margin.................................    36.5%       36.9%
             Selling, general and administrative expenses.    35.4%       34.5%
             Store pre-opening expenses...................     0.4%        0.7%
                                                            ------    --------
             Income from operations.......................     0.7%        1.7%
             Net interest (income) expense................    (0.1)%       0.0%
                                                            ------    --------

             Income before income taxes...................     0.8%        1.7%
             Income tax expense...........................     0.3%        0.7%
                                                            ------    --------
             Net income...................................     0.5%        1.0%
                                                            ======    ========
             Number of stores open at end of period.......      73          63

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

         Net Sales. Net sales increased $6.1 million, or 7.1%, to $92.0 million in the three months ended March 31, 2003 from $85.9 million in the comparable 2002 period. This increase is comprised of (i) net sales of $500,000 from two new stores opened in 2003, (ii) net sales of $7.6 million from stores opened in 2002 not included in the comparable store base, and (iii) a comparable store sales decrease of $2.0 million, or 2%. Sales during the quarter were significantly impacted by severe weather conditions throughout our trading area. Stores are added to the comparable store base at the beginning of the fourteenth full month of operation.

         Gross Margin. Gross margin is net sales minus the cost of merchandise and certain distribution and purchasing costs. The gross margin decreased to 36.5% of net sales in the three months ended March 31, 2003 from 36.9% in the three months ended March 31, 2002. The decrease is due to more aggressive promotions in response to the difficult sales environment and to a change in sales mix resulting from the weather and a later Easter.

         Selling, General, and Administrative Expenses. Selling, general and administrative expenses include (a) direct store level expenses, including rent and related operating costs, payroll, advertising, depreciation and other direct costs, and (b) corporate level costs not directly associated with or allocable to cost of sales including executive salaries, accounting and finance, corporate information systems, office facilities and other corporate expenses. Selling, general and administrative expenses increased $3.0 million, or 10.1%, in the three months ended March 31, 2003 to $32.6 million from $29.6 million in the three months ended March 31, 2002. The increase is principally accountable from stores opened in 2003 which were not open during 2002 and the stores opened in 2002 not in the comparable store base. These increases were partially offset by a decrease in net advertising expense from higher vendor co-op advertising allowances compared to the first quarter of 2002. As a percentage of sales, selling, general and administrative costs increased to 35.4% of net sales in the three months ended March 31, 2003 from 34.5% of net sales in the three months ended March 31, 2002. This increase is primarily due to de-leveraging store and central costs from the decline in sales in our comparable store base.

         Store Pre-Opening Expenses. We expense store pre-opening expenses as incurred. Pre-opening expenses for the two new stores opened in the first quarter of 2003 amounted to $379,000. In the first quarter of 2002, we incurred store pre-opening expenses of $654,000 related to the two stores opened in that quarter and the two stores which opened in the second quarter.

         Net Interest (Income) Expense. In the first quarter of 2003, we had net interest income of $109,000 compared with net interest expense of $11,000 in 2002. The change is due to interest earned from the proceeds of our sale of shares in March 2002.

         Income Taxes. Our effective income tax rate was 38.2% for the first quarter ended March 31, 2003 and 39.2% for the first quarter ended March 31, 2002. The decrease in the effective tax rate is principally the result of tax free interest income in 2003.

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

        At March 31, 2003 and December 31, 2002 our working capital was $122.1 million and $123.8 million, respectively. Cash used in operations was $3.2 million for the three months ended March 31, 2003 as a result of an increase in inventory of $6.5 million due to sales being below plan and to support the new stores and a reduction in income tax payables of $2.9 million offset by an increase of $4.3 million in accounts payable and accrued payroll.

        Net cash used in investing activities during the three months ended March 31, 2002 was $3.9 million. This included $1.4 million for investments in marketable securities with a maturity of over one year and $2.5 million for capital expenditures. In 2003, we expect to spend approximately $44.0 million on capital expenditures, which includes approximately $34.0 million for land, building, equipment and systems for our new distribution center, $5.0 million for new store openings, and the remainder for remodeling existing stores, upgrading systems in existing stores, warehouse equipment, and corporate systems development. The total cost of the new distribution center is estimated to be between $40.0 and $42.0 million. We expect to finance two-thirds of this project through long-term debt.

        In the year ended December 31, 2002, net cash provided by financing activities was principally the $52.1 million proceeds from our sale of shares in March 2002.

        The Company currently has a $25.0 million one year line of credit agreement with First Union National Bank, which expires on July 11, 2003. Borrowing under this line will bear interest at LIBOR plus 125 basis points. We believe the cash generated from operations during the year, funds received through the financing of the new distribution center and available borrowings under the credit agreement (which we intend to renew) will be sufficient to finance our working capital and capital expenditure requirements for at least the next 12 months.

Recent Accounting Pronouncements

        In November 2002, the Emerging Issues Task Force reached consensus on Issue 02-16, Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor. EITF Issue 02-16 addresses the accounting for cash consideration received by a customer from a vendor (e.g., slotting fees, cooperative advertising payments, buydowns) and rebates or refunds from a vendor that is payable only if the customer completes a specified cumulative level of purchases or remains a customer for a specified time period. The EITF is effective for agreements modified or entered into after January 1, 2003. We are currently evaluating the impact of EITF Issue 02-16, and have not determined whether or not the adoption of the provisions of EITF Issue 02-16 will have a material impact on our consolidated operating results or financial position.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123". SFAS 148 amends SFAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. It also amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. The Company adopted the disclosure requirements of SFAS 148 for the fiscal year ended December 31, 2002.

General

         On June 25, 2002, our Board of Directors approved a two-for-one stock split to shareholders of record as of the close of business on July 15, 2002. The shares were distributed on July 31, 2002.

Critical Accounting Policies

         Our critical accounting policies relate to merchandise inventories and advertising costs.

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

         None

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

             99.3 Separation Agreement dated January 31, 2003 between Rex Rambo and the Company.

         (b) Reports on Form 8-K filed in the quarter ended March 31, 2003:

             o 8-K, Item 9, filed on January 9, 2003 regarding a Company conference call in which the Company addressed its sales for 2002, reaffirmed its 2002 earnings guidance and provided a brief outlook for 2003.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                A.C. MOORE ARTS & CRAFTS, INC.


Date:    May 14, 2003                           By: Leslie H. Gordon
                                                    ----------------------------
                                                    Leslie H. Gordon
                                                    Executive Vice President and
                                                    Chief Financial Officer
                                                    (duly authorized officer and
                                                    principal financial officer)

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

         4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


Date:  May 14, 2003                                John E. Parker
                                                   -----------------------------
                                                   John E. Parker
                                                   Chief Executive Officer
                                                   (principal executive officer)

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

         4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


Date:    May 14, 2003                              Leslie H. Gordon
                                                   -----------------------------
                                                   Leslie H. Gordon
                                                   Executive Vice President and
                                                   Chief Financial Officer
                                                   (principal financial officer)