Form 10-Q
period 2003-06-30
A C MOORE ARTS & CRAFTS INC
filed 2003-07-30
CIK 1042809

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-Q

       (Mark One)
       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ____________ to ____________

                        Commission File Number: 000-23157

                  A.C. MOORE ARTS & CRAFTS, INC. (Exact name of
--------------------------------------------------------------------------------
                       registrant as specified in charter)

     --------------------------------                 -----------------------
               Pennsylvania                                  22-3527763
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

--------------------------------------------------------------------------------
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        [X]    Yes      [ ]      No

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                        [X]    Yes      [ ]      No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                              Outstanding at July 28, 2003
------------------------------------            --------------------------------
    Common Stock, no par value                             19,244,207

                         A.C. MOORE ARTS & CRAFTS, INC.

                                TABLE OF CONTENTS


                                                                                                             Page
                                                                                                            Number
PART I:  FINANCIAL INFORMATION                                                                             --------

         Item 1.Financial Statements (Unaudited)

                  Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002.......................3

                  Consolidated Statements of Income for the three and six month periods ended June 30, 2003 and 2002................................................................4

                  Consolidated Statements of Cash Flows for the three and six month periods ended June 30, 2003 and 2002................................................................5

                  Notes to Consolidated Financial Statements..................................................6

         Item 2.Management's Discussion and Analysis of Financial Condition
                and Results of Operations.....................................................................7

         Item 3.Quantitative and Qualitative Disclosures About Market Risk...................................12

         Item 4.Controls and Procedures......................................................................12


PART II:OTHER INFORMATION

         Item 1.  Legal Proceedings..........................................................................13

         Item 2.  Changes in Securities and Use of Proceeds..................................................13

         Item 3.  Defaults Upon Senior Securities............................................................13

         Item 4.  Submission of Matters to a Vote of Security Holders........................................13

         Item 5.  Other Information..........................................................................13

         Item 6.  Exhibits and Reports on Form 8-K...........................................................14

SIGNATURES ..................................................................................................15


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         A. C. MOORE ARTS & CRAFTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                                                 June 30,          December 31,
                                                                                   2003                2002
                                                                                -----------        ------------
ASSETS                                                                          (unaudited)

Current assets:
    Cash and cash equivalents                                                      $36,503             $61,584
    Inventories                                                                    108,883             102,497
    Prepaid expenses and other current assets                                        4,589               2,729
                                                                                 ---------           ---------
                                                                                   149,975             166,810

    Marketable securities                                                           14,189                  --
    Property and equipment, net                                                     30,459              27,997
    Other assets                                                                     1,821               1,851
                                                                                 ---------           ---------
                                                                                  $196,444            $196,658
                                                                                 =========           =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current portion of capital leases                                              $ 1,161             $ 1,342
    Trade accounts payable                                                          26,966              24,253
    Accrued payroll and payroll taxes                                                3,376               5,737
    Accrued expenses                                                                 6,538               8,326
    Income taxes payable                                                                --               3,341
                                                                                 ---------           ---------
                                                                                    38,041              42,999
                                                                                 ---------           ---------
Long-term liabilities:
    Capitalized equipment leases, less current portion                                  --                 504
    Deferred tax liability                                                           5,850               5,150
    Other long-term liabilities                                                      4,292               3,974
                                                                                 ---------           ---------
                                                                                    10,142               9,628
                                                                                 ---------           ---------
                                                                                    48,183              52,627
                                                                                 ---------           ---------
SHAREHOLDERS' EQUITY

Preferred stock, no par value, 10,000,000 shares authorized, none issued

Common stock, no par value, 40,000,000 shares
    authorized, 19,139,665 shares outstanding at June 30, 2003 and
    18,806,047 outstanding at December 31, 2002                                    102,413              99,654

Retained earnings                                                                   45,848              44,377
                                                                                 ---------           ---------
                                                                                   148,261             144,031
                                                                                 ---------           ---------
                                                                                  $196,444            $196,658
                                                                                 =========           =========

                 See accompanying notes to financial statements

                         A. C. MOORE ARTS & CRAFTS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                                 Three months ended               Six months ended
                                                                      June 30,                        June 30,
                                                            ----------------------------     ----------------------------
                                                                2003            2002             2003             2002
                                                            ------------     -----------     ------------     -----------
Net sales                                                   $     93,686     $    82,866     $    185,638     $   168,719

Cost of sales (including buying and distribution costs)           58,893          52,170          117,310         106,332
                                                            ------------     -----------     ------------     -----------
Gross Margin                                                      34,793          30,696           68,328          62,387

Selling, general and administrative expenses                      32,838          29,514           65,424          59,099

Pre-opening expenses                                                 372             384              750           1,038
                                                            ------------     -----------     ------------     -----------
Income from operations                                             1,583             798            2,154           2,250

    Net interest (income)                                           (118)           (187)            (227)           (176)
                                                            ------------     -----------     ------------     -----------
Income before income taxes                                         1,701             985            2,381           2,426

    Income tax expense                                               650             401              910             966
                                                            ------------     -----------     ------------     -----------
Net income                                                  $      1,051     $       584     $      1,471     $     1,460
                                                            ============     ===========     ============     ===========
Basic net income per share                                  $       0.06     $      0.03     $       0.08     $      0.09
                                                            ============     ===========     ============     ===========
Weighted average shares outstanding                           19,033,158      18,682,222       18,939,205      17,083,448
                                                            ============     ===========     ============     ===========
Diluted net income per share                                $       0.05     $      0.03     $       0.07     $      0.08
                                                            ============     ===========     ============     ===========
Weighted average shares outstanding plus impact of
  stock options                                               19,762,411      19,779,186       19,620,269      18,134,658
                                                            ============     ===========     ============     ===========

                 See accompanying notes to financial statements

                            A.C. MOORE ARTS & CRAFTS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                                           Six Months Ended
                                                                                                June 30,
                                                                                     -----------------------------
                                                                                        2003                2002
                                                                                     ---------           ---------
Cash flows from operating activities:
Net Income                                                                           $   1,471           $   1,460
Adjustments to reconcile net income to net cash (used in) operating activities:
         Depreciation and amortization                                                   3,297               2,968
         Provision for deferred income taxes                                               700                  --
         Changes in assets and liabilities:
                  Inventories                                                           (6,386)             (8,799)
                  Prepaid expenses and other current assets                             (1,860)               (774)
                  Accounts payable, accrued payroll, payroll taxes
                    and accrued expenses                                                (1,436)             (2,870)
                  Income taxes payable                                                  (2,141)             (3,680)
                  Other long-term liabilities                                              318                 350
                  Other                                                                     30                  16
                                                                                     ---------           ---------
Net cash (used in) operating activities                                                 (6,007)            (11,329)
                                                                                     ---------           ---------

Cash flows from investing activities:
         Capital expenditures                                                           (5,759)             (5,008)
         Investment in marketable securities                                           (14,189)                 --
                                                                                     ---------           ---------
Cash flows (used in) investing activities                                              (19,948)             (5,008)
                                                                                     ---------           ---------

Cash flows from financing activities:
         Proceeds from sale of shares                                                       --              52,130
         Proceeds from line of credit                                                       --               2,000
         Repayment of line of credit                                                        --              (2,000)
         Exercise of stock options                                                       1,559               1,151
         Repayment of capital leases                                                      (685)               (644)
                                                                                     ---------           ---------
Net cash provided by financing activities                                                  874              52,637
                                                                                     ---------           ---------
Net increase (decrease) in cash                                                        (25,081)             36,300

Cash and cash equivalents at beginning of period                                        61,584              10,818
                                                                                     ---------           ---------
Cash and cash equivalents at end of period                                           $  36,503           $  47,118
                                                                                     =========           =========


                 See accompanying notes to financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) Basis of Presentation

The consolidated financial statements included herein include the accounts of A.C. Moore Arts & Crafts, Inc. and its wholly owned subsidiaries (collectively the "Company"). The Company is a chain of 74 retail stores selling arts and crafts merchandise. The stores are located throughout the eastern United States.

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

(3) Management Estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported period and related disclosures. Significant estimates made as of and for the three and six month periods ended June 30, 2003 and 2002 include provisions for shrinkage, capitalized buying, warehousing and distribution costs related to inventory, and markdowns of merchandise inventories. Actual results could differ materially from those estimates.

(4) Marketable Securities

Marketable securities represent investments in municipal bonds with maturities of twelve months or longer from time of purchase. They are classified as held-to-maturity and recorded at amortized cost.

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

Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant date for awards under those plans, consistent with the requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," net income and earnings per share would have been reduced to the following pro-forma amounts:

                                                              Three Months Ended             Six Months Ended
                                                                   June 30,                      June 30,
                                                         ----------------------------   --------------------------
                                                             2003            2002           2003           2002
                                                         ----------      ----------     -----------    -----------
   Net income..................  As reported             $ ,051,000      $  584,000     $ 1,471,000    $ 1,460,000
                                 Compensation cost, net     277,000         139,000         554,000        278,000
                                 Pro forma                  774,000         445,000         917,000      1,182,000

   Basic earnings per share....  As reported             $      .06      $      .03     $       .08    $       .09
                                 Pro forma                      .04             .02             .05            .07

   Diluted earnings per share..  As reported             $      .05      $      .03     $       .07    $       .08
                                 Pro forma                      .04             .02             .05            .07

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

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales and the number of stores open at the end of each such period:

                                                                 Three months ended            Six months ended
                                                                      June 30,                     June 30,
                                                                ---------------------         --------------------
                                                                 2003           2002           2003          2002
                                                                 ----           ----           ----          ----

Net sales..............................................         100.0%         100.0%         100.0%        100.0%
Cost of sales..........................................          62.9%          63.0%          63.2%         63.0%
                                                                -----          -----          -----         -----
Gross margin...........................................          37.1%          37.0%          36.8%         37.0%
Selling, general and administrative expenses...........          35.0%          35.6%          35.2%         35.0%
Store pre-opening expenses.............................           0.4%           0.4%           0.4%          0.6%
                                                                -----          -----          -----         -----
Income from operation..................................           1.7%           1.0%           1.2%          1.4%
Net interest (income) expense..........................          (0.1)%         (0.2)%         (0.1)%        (0.1)%
                                                                -----          -----          -----         -----
Income before income taxes.............................           1.8%           1.2%           1.3%          1.5%
Income tax expense.....................................           0.7%           0.5%           0.5%          0.6%
                                                                -----          -----          -----         -----
Net income.............................................           1.1%           0.7%           0.8%          0.9%
                                                                =====          =====          =====         =====

Number of stores open at end of period.................            74             65


Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

         Net Sales. Net sales increased $10.8 million, or 13.1%, to $93.7 million in the three months ended June 30, 2003 from $82.9 million in the comparable 2002 period. This increase is comprised of (i) net sales of $1.7 million from three new stores opened in 2003, (ii) net sales of $5.8 million from stores opened in 2002 not included in the comparable store base, and (iii) a comparable store sales increase of $3.3 million, or 4%. Stores are added to the comparable store base at the beginning of the fourteenth full month of operation.

         Gross Margin. Gross margin is net sales minus the cost of merchandise and certain distribution and purchasing costs. The gross margin increased to
37.1 % of net sales in the three months ended June 30, 2003 from 37.0% in the three months ended June 30, 2002.

         Selling, General, and Administrative Expenses. Selling, general and administrative expenses include (a) direct store level expenses, including rent and related operating costs, payroll, advertising, depreciation and other direct costs, and (b) corporate level costs not directly associated with or allocable to cost of sales including executive salaries, accounting and finance, corporate information systems, office facilities and other corporate expenses. Selling, general and administrative expenses increased $3.3 million, or 11.3%, in the three months ended June 30, 2003 to $32.8 million from $29.5 million in the three months ended June 30, 2002. The increase is principally accountable from stores opened in 2003 which were not open during 2002 and the stores opened in 2002 not in the comparable store base. As a percentage of sales, selling, general and administrative costs decreased to 35.0% of net sales in the three months ended June 30, 2003 from 35.6% of net sales in the three months ended June 30, 2002. This decrease is primarily due to leveraging store and central costs from the increase in sales in our comparable store base.

         Store Pre-Opening Expenses. We expense store pre-opening expenses as incurred. Pre-opening expenses for the new store which opened in the second quarter of 2003 and the two stores which opened in July amounted to $372,000. In the second quarter of 2002, we incurred store pre-opening expenses of $384,000 related to the two stores opened in that quarter, the two stores which opened in July and one store which was relocated in July.

         Net Interest (Income). In the second quarter of 2003, we had net interest income of $118,000 compared with net interest income of $187,000 in 2002. The change is due to lower interest rates earned on proceeds from the proceeds of our sale of shares in March 2002.

         Income Taxes. Our effective income tax rate was 38.2% for the second quarter ended June 30, 2003 and 40.7% for the second quarter ended June 30, 2002. The decrease in the effective tax rate is principally the result of tax free interest income in 2003.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

         Net Sales. Net sales increased $16.9 million, or 10.0%, to $185.6 million in the six months ended June 30, 2003 from $168.7 million in the comparable 2002 period. This increase is comprised of (i) net sales of $2.3 million from three new stores opened in 2003, (ii) net sales of $13.3 million from stores opened in 2002 not included in the comparable store base, and (iii) a comparable store sales increase of $1.3 million, or 1%. Sales were significantly impacted by severe weather conditions throughout our trading area in the first quarter.

         Gross Margin. The gross margin decreased to 36.8% of net sales in the six months ended June 30, 2003 from 37.0% in the six months ended June 30, 2002. The decrease occurred during the first quarter due to more aggressive promotions in response to the difficult sales environment and to a change in sales mix resulting from the weather and a later Easter.

         Selling, General, and Administrative Expenses. Selling, general and administrative expenses increased $6.3 million, or 10.7%, in the six months ended June 30, 2003 to $65.4 million from $59.1 million in the six months ended June 30, 2002. The increase is principally accountable from stores opened in 2003 which were not open during 2002 and the stores opened in 2002 not in the comparable store base. These increases were partially offset by a decrease in net advertising expense from higher vendor co-op advertising allowances compared to the first quarter of 2002. As a percentage of sales, selling, general and administrative costs increased to 35.2% of net sales in the six months ended June 30, 2003 from 35.0% of net sales in the six months ended June 30, 2002. This increase is primarily due to de-leveraging store and central costs from the relatively small increase in sales in our comparable store base.

         Store Pre-Opening Expenses. Pre-opening expenses for the three new stores opened in the first half of 2003 and the two stores opened in July amounted to $750,000. In the first half of 2002, we incurred store pre-opening expenses of $1.0 million related to the four stores opened and the two stores which opened in July.

         Net Interest (Income). In the first half of 2003, we had net interest income of $227,000 compared with net interest income of $176,000 in 2002. The change is due to interest earned over the full six months from the proceeds of our sale of shares in March 2002.

         Income Taxes. Our effective income tax rate was 38.2% for the first half of 2003 and 39.8% for the first half of 2002. The decrease in the effective tax rate is principally the result of tax free interest income in 2003.

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

        At June 30, 2003 and December 31, 2002 our working capital was $111.9 million and $123.8 million, respectively. Cash used in operations was $6.0 million for the six months ended June 30, 2003 as a result of an increase in inventory of $6.4 million to support the new stores, the seasonal reduction of accounts payable and accrued expenses of $1.4 million and income tax payments of $2.1 million.

        Net cash used in investing activities during the six months ended June 30, 2002 was $19.9 million. This included $14.2 million for investments in marketable securities with a maturity of over one year and $5.8 million for capital expenditures. In 2003, we expect to spend approximately $32.0 million on capital expenditures, which includes approximately $22.0 million for land, building, equipment and systems for our new distribution center, $7.0 million for new store openings, and the remainder for remodeling existing stores, upgrading systems in existing stores, warehouse equipment, and corporate systems development. The total cost of the new distribution center is estimated to be between $40.0 and $42.0 million. We expect to finance two-thirds of this project through long-term debt.

        In the year ended December 31, 2002, net cash provided by financing activities was principally the $52.1 million proceeds from our sale of shares in March 2002.

        The Company currently has a $25.0 million one year line of credit agreement with First Union National Bank, which expires on July 1, 2004. Borrowing under this line will bear interest at LIBOR plus 95 basis points. We believe the cash generated from operations during the year, funds received through the financing of the new distribution center and available borrowings under the credit agreement will be sufficient to finance our working capital and capital expenditure requirements for at least the next 12 months.

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

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123". SFAS 148 amends SFAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. It also amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. The Company adopted the disclosure requirements of SFAS 148 for the fiscal year ended December 31, 2002 and the interim periods.

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

         Inventory valuation methods also require certain management estimates and judgments. These include estimates of net realizable value on product designated for clearance or on slow moving merchandise. The accuracy of our estimates can be affected by many factors, some of which are outside of our control, including changes in economic conditions and consumer buying trends. Historically, we have not experienced significant differences in our estimates of recovery compared with actual results. We believe our process results in reasonable estimates of our inventory each quarter.

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

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Shareholders on May 22, 2003. At the meeting, shareholders voted on the following:

                  1. To elect two Class A directors to hold office for a term of three years until their successors are duly elected and qualified.

                  2. To ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending December 31, 2003.

         The results of the voting was as follows:

                                                                                      Withhold
                                            For            Against       Abstain      Authority
                                         ----------       ---------     --------      ----------

William Kaplan                           17,424,031              0              0       700,236

John E. (Jack) Parker                    17,414,551              0              0       709,716

Ratification of
  PricewaterhouseCoopers LLP             18,095,430         26,062          2,775            --


         The term of office for each of the following directors continued after the meeting: Richard J. Bauer, Richard J. Drake, Lawrence H. Fine, Richard Lesser and Eli J. Segal.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

                  99.31.1 Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act").

                  99.31.2 Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Exchange Act.

                  99.32 Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K filed in the quarter ended June 30, 2003:

                  8-K, Item 9, filed on April 4, 2003 regarding a Company press release concerning earnings and other information.

                  8-K, Item 9, filed on April 17, 2003 regarding a Company press release concerning earnings and other information.

                  8-K, Item 5, filed on May 1, 2003 regarding the plan of Mr. Richard Drake under Rule 10b5-1 under the Exchange Act.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       A.C. MOORE ARTS & CRAFTS, INC.


Date:    July 30, 2003                 By: /s/ Leslie H.  Gordon
                                           ------------------------------------
                                           Leslie H. Gordon
                                           Executive Vice President and Chief
                                           Financial Officer (duly authorized
                                           officer and principal financial
                                           officer)