Form 10-Q
period 2003-09-30
A C MOORE ARTS & CRAFTS INC
filed 2003-11-14
CIK 1042809

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-Q

           (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2003

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ____________ to ____________

                        Commission File Number: 000-23157

                         A.C. MOORE ARTS & CRAFTS, INC.
               --------------------------------------------------
               (Exact name of registrant as specified in charter)

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

                                       N/A
             -------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

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
                         [X] Yes         [ ] No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            Class                            Outstanding at November 12, 2003
-----------------------------                --------------------------------
 Common Stock, no par value                             19,346,891

                         A.C. MOORE ARTS & CRAFTS, INC.

                                TABLE OF CONTENTS

                                                                                                           Page
                                                                                                          Number
                                                                                                          ------
PART I:  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002..................3

                  Consolidated Statements of Income for the three and nine month periods ended September 30, 2003 and 2002...........................................................4

                  Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2003 and 2002...........................................................5

                  Notes to Consolidated Financial Statements..................................................6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................................................8

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.................................14

         Item 4.  Controls and Procedures....................................................................14


PART II:OTHER INFORMATION

         Item 1.  Legal Proceedings..........................................................................15

         Item 2.  Changes in Securities and Use of Proceeds..................................................15

         Item 3.  Defaults Upon Senior Securities............................................................15

         Item 4.  Submission of Matters to a Vote of Security Holders........................................15

         Item 5.  Other Information..........................................................................15

         Item 6.  Exhibits and Reports on Form 8-K...........................................................15

SIGNATURES...................................................................................................17

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         A. C. MOORE ARTS & CRAFTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                                September 30,          December 31,
                                                                                    2003                   2002
                                                                                  --------               --------
ASSETS                                                                           (unaudited)

Current assets:
    Cash and cash equivalents                                                     $ 24,989               $ 61,584
    Inventories                                                                    125,084                102,497
    Prepaid expenses and other current assets                                        5,654                  2,729
                                                                                  --------               --------
                                                                                   155,727                166,810

    Marketable securities                                                           14,161                     --
    Property and equipment, net                                                     36,524                 27,997
    Other assets                                                                     1,873                  1,851
                                                                                  --------               --------
                                                                                  $208,285               $196,658
                                                                                  ========               ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current portion of capital leases                                             $    815               $  1,342
    Trade accounts payable                                                          34,042                 24,253
    Accrued payroll and payroll taxes                                                3,794                  5,737
    Accrued expenses                                                                 7,522                  8,326
    Income taxes payable                                                                --                  3,341
                                                                                  --------               --------
                                                                                    46,173                 42,999
                                                                                  --------               --------
Long-term liabilities:
    Capitalized equipment leases, less current portion                                  --                    504
    Deferred tax liability                                                           6,019                  5,150
    Other long-term liabilities                                                      4,496                  3,974
                                                                                  --------               --------
                                                                                    10,515                  9,628
                                                                                  --------               --------
                                                                                    56,688                 52,627
                                                                                  --------               --------
SHAREHOLDERS' EQUITY

Preferred stock, no par value, 10,000,000 shares authorized, none issued

    Common stock, no par value, 40,000,000 shares
    authorized, 19,319,195 shares outstanding at September 30, 2003
    and 18,806,047 outstanding at December 31, 2002                                104,487                 99,654
Retained earnings                                                                   47,110                 44,377
                                                                                  --------               --------
                                                                                   151,597                144,031
                                                                                  --------               --------
                                                                                  $208,285               $196,658
                                                                                  ========               ========

                 See accompanying notes to financial statements

                         A. C. MOORE ARTS & CRAFTS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                               Three months ended              Nine months ended
                                                                  September 30,                   September 30,
                                                          ----------------------------    ----------------------------
                                                              2003             2002           2003            2002
                                                          ------------    ------------    ------------    ------------
Net sales                                                 $     98,600    $     89,726    $    284,238    $    258,445
Cost of sales (including buying and distribution costs)         61,987          56,423         179,297         162,756
                                                          ------------    ------------    ------------    ------------
Gross Margin                                                    36,613          33,303         104,941          95,689
Selling, general and administrative expenses                    33,842          31,180          99,266          90,278
Pre-opening expenses                                               821             850           1,571           1,888
                                                          ------------    ------------    ------------    ------------
Income from operations                                           1,950           1,273           4,104           3,523
    Net interest (income)                                         (92)            (150)           (319)           (326)
                                                          ------------    ------------    ------------    ------------
Income before income taxes                                       2,042           1,423           4,423           3,849
    Income tax expense                                             780             566           1,690           1,532
                                                          ------------    ------------    ------------    ------------
Net income                                                $      1,262    $        857    $      2,733    $      2,317
                                                          ============    ============    ============    ============
Basic net income per share                                $       0.07    $       0.05    $       0.14    $       0.13
                                                          ============    ============    ============    ============
Weighted average shares outstanding                         19,247,590      18,741,640      19,042,513      17,582,762
                                                          ============    ============    ============    ============
Diluted net income per share                              $       0.06    $       0.04    $       0.14    $       0.12
                                                          ============    ============    ============    ============
Weighted average shares outstanding plus impact of
  stock options                                             19,980,409      19,807,463      19,655,988      18,605,664
                                                          ============    ============    ============    ============

                 See accompanying notes to financial statements

                          A.C. MOORE ARTS & CRAFTS, INC

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                                         Nine Months Ended
                                                                                   ---------------------------
                                                                                          September 30,
                                                                                     2003               2002
                                                                                   --------           --------
Cash flows from operating activities:
Net income                                                                         $  2,733           $  2,317
Adjustments to reconcile net income to net cash (used in) operating activities:
         Depreciation and amortization                                                5,014              4,550
         Provision for deferred income taxes                                            869                 --
         Changes in assets and liabilities:
                  Inventories                                                       (22,587)           (22,237)
                  Prepaid expenses and other current assets                          (2,925)              (823)
                  Accounts payable, accrued payroll, payroll taxes
                       and accrued expenses                                           7,042              3,990
                  Income taxes payable                                               (1,041)            (3,314)
                  Other long-term liabilities                                           522                547
                  Other                                                                 (22)            (1,021)
                                                                                   --------           --------
Net cash (used in) operating activities                                             (10,395)           (15,991)
                                                                                   --------           --------

Cash flows from investing activities:
         Capital expenditures                                                       (13,541)            (7,809)
         Investment in marketable securities                                        (14,161)                --
                                                                                   --------           --------
Cash flows (used in) investing activities                                           (27,702)            (7,809)
                                                                                   --------           --------

Cash flows from financing activities:
         Proceeds from sale of shares                                                    --             52,130
         Proceeds from line of credit                                                    --              2,000
         Repayment of line of credit                                                     --             (2,000)
         Exercise of stock options                                                    2,533              1,326
         Repayment of capital leases                                                 (1,031)              (974)
                                                                                   --------           --------

Net cash provided by financing activities                                             1,502             52,482
                                                                                   --------           --------

Net increase (decrease) in cash                                                     (36,595)            28,682

Cash and cash equivalents at beginning of period                                     61,584             10,818
                                                                                   --------           --------

Cash and cash equivalents at end of period                                         $ 24,989           $ 39,500
                                                                                   ========           ========

                 See accompanying notes to financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      Basis of Presentation

The consolidated financial statements included herein include the accounts of A.C. Moore Arts & Crafts, Inc. and its wholly owned subsidiaries (collectively the "Company"). The Company is a chain of 78 retail stores selling arts and crafts merchandise. The stores are located throughout the eastern United States.

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

(3)      Management Estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported period and related disclosures. Significant estimates made as of and for the three and nine month periods ended September 30, 2003 and 2002 include provisions for shrinkage, capitalized buying, warehousing and distribution costs related to inventory, and markdowns of merchandise inventories. Actual results could differ materially from those estimates.

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

The Company has historically treated cooperative advertising allowances as a reduction of advertising expense. Under EITF 02-16, cooperative advertising allowances should be treated as a reduction of inventory cost unless they represent a reimbursement of specific, incremental and identifiable costs incurred by the customer to sell the vendor's product. The Company does not expect this issue to have a material impact on the 2003 financial statements since substantially all of the cooperative advertising allowance agreements for 2003 were entered into prior to January 1, 2003.

The Company has assessed the historic volume of cooperative advertising reimbursements that have been received in order to determine which of these reimbursements would meet the specific, identifiable and incremental criteria outlined under this issue and accordingly, qualify as a direct offset to advertising expense. Based on the Company's analysis of the impact on net income, and the administrative cost to identify and track reimbursements between those qualifying for expense offset and those requiring inventory cost reduction, beginning in 2004 the Company has elected to treat all cooperative advertising funds received from vendors as a reduction in the cost of inventory and recognize them as a reduction to cost of goods sold when the inventory is sold. We estimate that the prospective change in the timing of income recognition will reduce 2004 EPS by approximately $0.12 per share.

The adoption of this accounting principle does not change the ultimate cash to be received under these agreements, only the timing of when it is reflected in net income. This change will have a positive effect on our cash flow.

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

Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant date for awards under those plans, consistent with the requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," net income and earnings per share would have been reduced to the following pro-forma amounts:

                                                               Three Months Ended             Nine Months Ended
                                                                  September 30,                  September 30,
                                                           --------------------------     -------------------------
                                                              2003            2002           2003          2002
                                                           ----------      ----------     ----------     ----------
   Net income..................  As reported               $1,262,000      $  857,000     $2,733,000     $2,317,000
                                 Compensation cost, net       305,000         188,000        860,000        466,000
                                 Pro forma                    957,000         669,000      1,873,000      1,851,000

   Basic earnings per share....  As reported               $      .07      $      .05     $      .14     $      .13
                                 Pro forma                        .05             .04            .10            .11

   Diluted earnings per share..  As reported               $      .06      $      .04     $      .14     $      .12
                                 Pro forma                        .05             .03            .10            .10

The pro forma results may not be representative of the effects on reported operations for future years. The fair value of the options was calculated using a Black-Scholes options pricing model with the following weighted-average assumptions: risk-free interest rate of 3.2% for 2003, 4.1% for 2002, 5.1% for 2001, 6.3% for 2000 and; no dividend yield; and a weighted average expected life of the options of 4.5 years for 2003 and seven years for 2002, 2001, and 2000. In accordance with the provisions of SFAS No. 123 the expected stock price volatility was 56.0% for 2003, 45.2% for 2002, 48.4% for 2001, and 46.6% for
2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains certain forward-looking statements. These forward-looking statements do not constitute historical facts and involve risks and uncertainties. Actual results could differ materially from those referred to in the forward-looking statements due to a number of factors, including, but not limited to, the following: the impact of the adoption of EITF Issue 02-16, customer demand, the effect of economic conditions, the impact of adverse weather conditions, the impact of competitors' locations or pricing, the availability of acceptable real estate locations for new stores, difficulties with respect to new information system technologies, supply constraints or difficulties, the effectiveness of advertising strategies and the impact of the threat of terrorist attacks and war. For additional information concerning factors that could cause actual results to differ materially from the information contained herein, reference is made to the information under the heading "Cautionary Statement Relating to Forward Looking Statements" in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales and the number of stores open at the end of each such period:

                                                                 Three months ended            Nine months ended
                                                                   September 30,                 September 30,
                                                                --------------------          -------------------
                                                                2003           2002           2003          2002
                                                                -----          -----          -----         -----
Net sales..............................................         100.0%         100.0%         100.0%        100.0%
Cost of sales..........................................          62.9%          62.9%          63.1%         63.0%
                                                                -----          -----          -----         -----
Gross margin...........................................          37.1%          37.1%          36.9%         37.0%
Selling, general and administrative expenses...........          34.3%          34.8%          34.9%         34.9%
Store pre-opening expenses.............................           0.8%           0.9%           0.5%          0.7%
                                                                -----          -----          -----         -----
Income from operation..................................           2.0%           1.4%           1.5%          1.4%
Net interest (income) expense..........................          (0.1)%         (0.2)%         (0.1)%        (0.1)%
                                                                -----          -----          -----         -----
Income before income taxes.............................           2.1%           1.6%           1.6%          1.5%
Income tax expense.....................................           0.8%           0.6%           0.6%          0.6%
                                                                -----          -----          -----         -----
Net income.............................................           1.3%           1.0%           1.0%          0.9%
                                                                =====          =====          =====         =====

Number of stores open at end of period.................            78            70


Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

         Net Sales. Net sales increased $8.9 million, or 9.9%, to $98.6 million in the three months ended September 30, 2003 from $89.7 million in the comparable 2002 period. This increase is comprised of (i) net sales of $5.2 million from seven new stores opened in 2003, (ii) net sales of $2.1 million from stores opened in 2002 not included in the comparable store base, and (iii) a comparable store sales increase of $1.6 million, or 2%. Stores are added to the comparable store base at the beginning of the fourteenth full month of operation.

         Gross Margin. Gross margin is net sales minus the cost of merchandise and certain distribution and purchasing costs. The gross margin was 37.1% of net sales in both the three month periods ended September 30, 2003 and September 30, 2002.

         Selling, General, and Administrative Expenses. Selling, general and administrative expenses include (a) direct store level expenses, including rent and related operating costs, payroll, advertising, depreciation and other direct costs, and (b) corporate level costs not directly associated with or allocable to cost of sales including executive salaries, accounting and finance, corporate information systems, office facilities and other corporate expenses. Selling, general and administrative expenses increased $2.7 million, or 8.5%, in the three months ended September 30, 2003 to $33.8 million from $31.2 million in the three months ended September 30, 2002. The increase is principally accountable from stores opened in 2003 which were not open during 2002 and the stores opened in 2002 not in the comparable store base. As a percentage of sales, selling, general and administrative costs decreased to 34.3% of net sales in the three months ended September 30, 2003 from 34.8% of net sales in the three months ended September 30, 2002. This decrease is primarily due to leveraging store and central costs from the increase in sales in our comparable store base.

         Store Pre-Opening Expenses. We expense store pre-opening expenses as incurred. Pre-opening expenses for the four new stores which opened in the third quarter of 2003 and the store which we relocated in August, amounted to $821,000. In the third quarter of 2002, we incurred store pre-opening expenses of $850,000 related to the six stores opened in that quarter.

         Net Interest (Income). In the third quarter of 2003, we had net interest income of $92,000 compared with net interest income of $150,000 in 2002. The change is due to lower interest rates earned on proceeds from the proceeds of our sale of shares in March 2002.

         Income Taxes. Our effective income tax rate was 38.2% for the third quarter ended September 30, 2003 and 39.8% for the third quarter ended September 30, 2002. The decrease in the effective tax rate is principally the result of tax free interest income in 2003.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

         Net Sales. Net sales increased $25.8 million, or 10.0%, to $284.2 million in the nine months ended September 30, 2003 from $258.4 million in the comparable 2002 period. This increase is comprised of (i) net sales of $7.5 million from seven new stores opened in 2003, (ii) net sales of $15.3 million from stores opened in 2002 not included in the comparable store base, and (iii) a comparable store sales increase of $3.0 million, or 1%. Sales were significantly impacted by severe weather conditions throughout our trading area in the first quarter.

         Gross Margin. The gross margin decreased to 36.9% of net sales in the nine months ended September 30, 2003 from 37.0% in the nine months ended September 30, 2002. The decrease occurred during the first quarter due to more aggressive promotions in response to the difficult sales environment and to a change in sales mix resulting from the weather and a later Easter.

         Selling, General, and Administrative Expenses. Selling, general and administrative expenses increased $9.0 million, or 10.0%, in the nine months ended September 30, 2003 to $99.3 million from $90.3 million in the nine months ended September 30, 2002. The increase is principally accountable from stores opened in 2003 which were not open during 2002 and the stores opened in 2002 not in the comparable store base. As a percentage of sales, selling, general and administrative costs was 34.9% of net sales in both the nine month periods ended September 30, 2003 and September 30, 2002.

         Store Pre-Opening Expenses. Pre-opening expenses for the seven new stores opened in the first nine months of 2003 and the stores we relocated amounted to $1.6 million. In the first nine months of 2002, we opened 10 stores and incurred store pre-opening expenses of $1.9 million.

         Net Interest (Income). In the first nine months of 2003, we had net interest income of $319,000 compared with net interest income of $326,000 in 2002. The change is due to interest earned over the full nine months from the proceeds of our sale of shares in March 2002, offset by lower interest rates in 2003 compared with 2002.

         Income Taxes. Our effective income tax rate was 38.2% for the nine months ended September 20, 2003 and 39.8% for the nine months ended September 30, 2002. The decrease in the effective tax rate is principally the result of tax free interest income in 2003.

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

         At September 30, 2003 and December 31, 2002 our working capital was $109.6 million and $123.8 million, respectively. Cash used in operations was $10.4 million for the nine months ended September 30, 2003 as a result of an increase in inventory of $22.6 million to support the new stores and the increase of accounts payable and accrued expenses of $7.0 million.

         Net cash used in investing activities during the nine months ended September 30, 2003 was $27.7 million. This included $14.2 million for investments in marketable securities with a maturity of over one year and $13.5 million for capital expenditures. In 2003, we expect to spend approximately $31.0 million on capital expenditures, which includes approximately $22.0 million for land, building, equipment and systems for our new distribution center, $6.5 million for new store openings, and the remainder for remodeling existing stores, upgrading systems in existing stores, warehouse equipment, and corporate systems development. The total cost of the new distribution center is estimated to be between $40.0 and $42.0 million. We expect to finance $30.0 million of this project through long-term debt.

         In the year ended December 31, 2002, net cash provided by financing activities was principally the $52.1 million proceeds from our sale of shares in March 2002.

         We currently have a $25.0 million line of credit agreement with Wachovia Bank, which expires on January 1, 2005. Borrowing under this line will bear interest at LIBOR plus 95 basis points. At September 30, 2003 there were no borrowings outstanding under this agreement.

         On October 28, 2003 we signed two mortgage loans with Wachovia Bank relating to the new corporate offices and distribution center. The mortgages total $30.0 million and are secured by land, building, and equipment. Borrowings under the mortgages are repayable at between seven and 15 years and will bear interest rates that will vary between LIBOR plus 85 basis points and LIBOR plus 135 basis points, depending on the debt service coverage ratio and the length of the mortgage payment. We have the option of fixing the interest rate at any time.

         We believe the cash generated from operations during the year, funds received through the financing of the new distribution center and available borrowings under the credit agreement will be sufficient to finance our working capital and capital expenditure requirements for at least the next 12 months.


Recent Accounting Pronouncements

         In November 2002, the Emerging Issues Task Force reached consensus on Issue 02-16, Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor. EITF Issue 02-16 addresses the accounting for cash consideration received by a customer from a vendor (e.g., slotting fees, cooperative advertising payments, buydowns) and rebates or refunds from a vendor that is payable only if the customer completes a specified cumulative level of purchases or remains a customer for a specified time period. The EITF is effective for agreements modified or entered into after January 1, 2003. See
Note 5 to the Consolidated Financial Statements for further description of the estimated impact of the adoption of EITF 02-16.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123". SFAS 148 amends SFAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. It also amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. The Company adopted the disclosure requirements of SFAS 148 for the fiscal year ended December 31, 2002 and the subsequent interim periods.

General

         On June 25, 2002, our Board of Directors approved a two-for-one stock split to shareholders of record as of the close of business on July 15, 2002. The shares were distributed on July 31, 2002.

Critical Accounting Policies

         Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements presented in our Annual Report on Form 10-K for the year ended December 31, 2002. Management believes that the following accounting policies affect the more significant estimates used in preparing the consolidated financial statements.

Inventory Valuation

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

Co-Operative Advertising Allowances

         The costs incurred for advertising are expensed the first time the advertising takes place, and are offset by re-imbursements received under cooperative advertising programs with certain vendors. Co-op advertising funds are only recognized when we have performed our contractual obligation under a co-op advertising agreement.

         Under the guidance set forth in Emerging Issues Task Force (EITF) 02-16 "Accounting by a Customer (Including a Reseller) for Certain Consideration Received From a Vendor," cooperative advertising allowances should be treated as a reduction of inventory cost unless they represent a reimbursement of specific, incremental and identifiable costs incurred by the customer to sell the vendor's product. Under the transition rules set forth in EITF 02-16, this treatment is required for all agreements entered into or modified after January 1, 2003.

         We have historically treated cooperative advertising allowances as a reduction of advertising expense. Under EITF 02-16, cooperative advertising allowances should be treated as a reduction of inventory cost unless they represent a reimbursement of specific, incremental, identifiable costs incurred by the customer to sell the vendor's product. We do not expect this issue to have a material impact on our 2003 financial statements since substantially all of the cooperative advertising allowance agreements for 2003 were entered into prior to January 1, 2003.

         We have assessed the historic volume of cooperative advertising reimbursements that have been received in order to determine which of these reimbursements would meet the specific, identifiable and incremental criteria outlined under this issue and accordingly, qualify as a direct offset to advertising expense. Based on our analysis of the impact on net income, and the administrative cost to identify and track reimbursements between those qualifying for expense offset and those requiring inventory cost reduction, beginning in 2004 we have elected to treat all cooperative advertising funds received from vendors as a reduction in the cost of inventory and recognize them as a reduction to cost of goods sold when the inventory is sold. We estimate that the prospective change in the timing of income recognition will reduce 2004 EPS by approximately $0.12 per share.

The adoption of this accounting principle does not change the ultimate cash to be received under these agreements, only the timing of when it is reflected in net income. This change will have a positive effect on our cash flow.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES

         As required by Rule 13a-15(b), A.C. Moore management, including its chief executive officer and chief financial officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of A.C. Moore's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, A.C. Moore's chief executive officer and chief financial officer concluded that A.C. Moore's disclosure controls and procedures were effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to A.C. Moore during the period when A.C. Moore's periodic reports are being prepared. As required by Rule 13a-15(d), A.C. Moore management, including its chief executive officer and chief financial officer, also conducted an evaluation of A.C. Moore's internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, A.C. Moore's internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

                            PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  10.1 Loan Agreement dated as of October 28, 2003, by and between Wachovia Bank, National Association and A.C. Moore Arts & Crafts, Inc., A.C. Moore Incorporated, Moorestown Finance, Inc., Blackwood Assets, Inc. and A.C. Moore Urban Renewal, LLC. A.C. Moore will furnish to the Securities and Exchange Commission a copy of any omitted exhibits or schedules upon request.

                  10.2 Construction Loan Agreement dated as of October 28, 2003, by and between Wachovia Bank, National Association and A.C. Moore Arts & Crafts, Inc., A.C. Moore Incorporated, Moorestown Finance, Inc., Blackwood Assets, Inc. and A.C. Moore Urban Renewal, LLC. A.C. Moore will furnish to the Securities and Exchange Commission a copy of any omitted exhibits or schedules upon request.

                  10.3 Mortgage, Assignment of Rents and Security Agreement and Financing Statement dated as of October 28, 2003, by and between A.C. Moore Urban Renewal, LLC and Wachovia Bank, National Association. A.C. Moore will furnish to the Securities and Exchange Commission a copy of any omitted exhibits upon request.

                  31.1 Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act").

                  31.2 Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Exchange Act.

                  32 Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K filed or furnished in the quarter ended September 30, 2003:

                  8-K, Item 9, furnished on July 3, 2003 regarding a Company press release concerning earnings and other information

                  8-K, Item 9, furnished on July 16, 2003 regarding a Company press release concerning earnings and other information

                  8-K, Item 5, filed on July 28, 2003 regarding the plan of Mr. Richard Drake under Rule 10b5-1 under the Exchange Act

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 A.C. MOORE ARTS & CRAFTS, INC.



Date: November 14, 2003                          By: /s/ John E. Parker
                                                     ---------------------------
                                                     John E. Parker
                                                     Chief Executive Officer
                                                     (duly authorized officer
                                                     and principal executive
                                                     officer)



Date: November 14, 2003                          By: /s/ Leslie H.  Gordon
                                                     ---------------------------
                                                     Leslie H. Gordon
                                                     Executive Vice President
                                                     and Chief Financial Officer
                                                     (duly authorized officer
                                                     and principal financial
                                                     officer)

                                  Exhibit Index
                                  -------------

Exhibit No.                         Description
-----------                         -----------

  10.1 Loan Agreement dated as of October 28, 2003, by and between Wachovia Bank, National Association and A.C. Moore Arts & Crafts, Inc., A.C. Moore Incorporated, Moorestown Finance, Inc., Blackwood Assets, Inc. and A.C. Moore Urban Renewal, LLC. A.C. Moore will furnish to the Securities and Exchange Commission a copy of any omitted exhibits or schedules upon request.

  10.2 Construction Loan Agreement dated as of October 28, 2003, by and between Wachovia Bank, National Association and A.C. Moore Arts & Crafts, Inc., A.C. Moore Incorporated, Moorestown Finance, Inc., Blackwood Assets, Inc. and A.C. Moore Urban Renewal, LLC. A.C. Moore will furnish to the Securities and Exchange Commission a copy of any omitted exhibits or schedules upon request.


  10.3 Mortgage, Assignment of Rents and Security Agreement and Financing Statement dated as of October 28, 2003, by and between A.C. Moore Urban Renewal, LLC and Wachovia Bank, National Association. A.C. Moore will furnish to the Securities and Exchange Commission a copy of any omitted exhibits upon request.

  31.1 Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act").


  31.2 Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Exchange Act.

  32 Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.