Form 10-K
period 2003-12-31
A C MOORE ARTS & CRAFTS INC
filed 2004-03-12
CIK 1042809

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

      (Mark One)

        [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2003
                                       OR
        [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from______ to______

                        Commission file number 000-23157

                         A.C. MOORE ARTS & CRAFTS, INC.
             (Exact name of registrant as specified in its charter)


                     Pennsylvania                                             22-3527763
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification No.)


             500 University Court, Blackwood, NJ                                     08012
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this Chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes    X          No
    -------          ---------

As of June 30, 2003 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $268,000,000 based on $20.12, the closing price of the registrant's common stock on such date, as reported on the Nasdaq Stock Market. (1)

The number of shares of the registrant's common stock outstanding as of March 10, 2004 was 19,376,481.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2004 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K; provided, however, that the Compensation Committee Report, the Audit Committee Report, the graph showing the performance of the Company's stock and any other information in such proxy statement that is not required to be included in this Annual Report on Form 10-K, shall not be deemed to be incorporated herein by reference.

----------------
         (1) The aggregate market value of the voting stock set forth above equals the number of shares of the registrant's common stock outstanding, reduced by the number of shares of common stock held by executive officers, directors and shareholders owning in excess of 10% of the registrant's common stock, multiplied by the last reported sale price for the registrant's common stock on the last business day of the registrant's most recently completed second fiscal quarter. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from this figure is an affiliate of the registrant or that any person whose holdings are included in this figure is not an affiliate of the registrant and any such admission is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

                                     PART I

ITEM 1. BUSINESS.

Our Company

         We are a rapidly growing specialty retailer offering a vast selection of arts, crafts, and floral merchandise to a broad demographic of consumers. Our target customers are primarily women between the ages of 25 and 55 who are looking for ideas to decorate their homes, create handmade items, or otherwise engage in arts and crafts activities. We have grown from 17 stores in January 1997 to 81 stores in December 2003. In 2003, for stores open for the full calendar year, our average sales per square foot were $260, which we believe to be the highest in our industry, and our average sales per store were approximately $5.8 million.

         Our stores are located in the eastern United States from New England to Alabama. For the next few years we intend to locate our new stores within 800 miles of our suburban Philadelphia distribution center, an area encompassing approximately 50% of the United States population. We believe we can support at least 150 stores in this geographic area from our new distribution center which we expect to open during the second quarter of 2004.

         Our assortment of merchandise consists of more than 60,000 stock keeping units, or SKUs, with approximately 45,000 SKUs offered at each store at any one time. We believe we offer a superior shopping experience that is differentiated by our broad merchandise assortment, high in-stock positions, exciting stores, attentive and knowledgeable sales associates and competitive prices.

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

         We have a highly experienced management team which is comprised of executives who have each participated in the expansion of several large retailers. Collectively, our top management team, consisting of our Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer, two Executive Vice Presidents of Merchandising, and our Executive Vice President of Store Operations, has more than 180 years experience in retailing.

         We became a holding company in July 1997 by incorporating in Pennsylvania and exchanging 4,300,000 shares of our common stock for all the capital stock of our operating subsidiary which was organized in Delaware in 1984.

Our Market

         The Hobby Industry Association (HIA) announced that its Consumer Usage & Purchase Study revealed that industry sales for 2002 were approximately $29 billion, a 13% increase from $25.7 billion in 2001. Our market is comprised primarily of arts and crafts products, silk and dried flowers and picture frames. Our market is highly fragmented and is served by multi-store arts and crafts retailers, mass merchandisers, small, local specialty retailers, mail order vendors, hardware stores and a variety of other retailers.

         The size and growth of our market is sustained by the popularity of arts and crafts. According to a 2002 HIA report, 60% of U.S. households participated in crafts and craft-related hobbies. Further, a June 2001 Harris Poll reports that the popularity of crafts is similar to the popularity of watching sports, listening to music, playing golf, boating, hunting, and other similar leisure activities. The current popularity of crafts is reflected in the national media in addition to the many craft publications. For example, major newspapers such as the Wall Street Journal, the New York Times, and the Chicago Tribune have published articles highlighting the success of craft retailers and how the industry is at the right place at the right time.

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

         o Traditional Crafts: stitchery, yarn, cake and candy making supplies, glass crafts, wood crafts, kids crafts, felt, glitter, dollmaking, dollhouses and furniture, and instructional books.

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

         We believe that key elements in a customer's decision where to shop are variety and selection of merchandise. We believe our stores offer the broadest and deepest selection of arts, crafts and floral merchandise in our industry. Each of our stores stocks more than 60,000 SKUs across five major merchandise categories during the course of a year, with approximately 45,000 SKUs offered at each store at any one time. Our buyers actively seek new merchandising opportunities by monitoring industry trends, working with domestic and international vendors, attending trade shows and craft fairs and regularly interacting with our customers. We believe that our ability to provide new merchandise to our customers on a continuous basis differentiates us from our competitors.

         We strive to maintain a superior in-stock merchandise position.

         Craft projects usually require multiple components. Providing all of the components for a particular craft project in a single store on a regular basis is critical to meeting the demands of our customers. Therefore, we designed our merchandise distribution systems to ensure rapid replenishment of inventory and the highest levels of in-stock positions in our stores. Our distribution center delivers merchandise to each of our stores three to five times per week during our peak selling season of October to December, and two to three times per week throughout the balance of the year. In our peak selling season, our store managers can replenish 65% of their shelf merchandise assortment within two to three days.

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

         To ensure prompt and personalized service, we staff our stores with a high ratio of store personnel to customers, typically including a store manager, two or three associate managers, eight department managers and a staff of full-time and part-time team members. Store personnel, many of whom are crafters themselves, assist customers with merchandise selection and project ideas.

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

         Opening New Stores:

         During the next two years we intend to increase our store base of 81 locations at December 31, 2003 by approximately 20% per year. Our current strategy is to open new stores within an 800 mile radius of our corporate headquarters and distribution center located in suburban Philadelphia. This geographic area contains approximately 50% of the United States population. Ultimately, we believe that we can almost double the number of our existing stores within this geographic area without significantly diluting the sales in our existing stores. In the future, we may open stores in other regions.

         Our site selection strategy is overseen by a Vice President of Real Estate who is responsible for identifying favorable store locations in both existing and new geographic markets. Our site selection criteria includes an assessment of population and demographic characteristics of the market area, customer traffic, performance of other retailers within the area, co-tenants at the proposed site, projected profitability and cash return on investment.

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

         Increasing Sales in Existing Stores:

         In 2003, for stores open at least one full calendar year, our average sales per square foot were $260, which we believe to be the highest in our industry, and our average sales per store were approximately $5.8 million. Our comparable store sales growth was 2% in 2003, 5% in 2002, 8% in 2001, 3% in 2000 and 6% in 1999. Stores are added to the comparable store base at the beginning of their fourteenth full month of operation. Our primary method of increasing sales in our existing stores is to successfully execute our business and operating strategies, including:

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

         The following table describes net sales for each of our merchandise categories as a percentage of our total net sales for the years ended December 31, 2001 through 2003:

                                                 Year Ended December 31,
                                            -------------------------------
                                              2003         2002        2001
                                              ----         ----        ----
Art supplies, scrapbooking and frames...      35.0%        35.0%       32.0%
Traditional crafts......................      30.0         29.0        30.0
Floral and accessories..................      24.0         24.0        25.0
Fashion crafts..........................       7.0          7.0         8.0
Seasonal items..........................       4.0          5.0         5.0
                                             -----        -----       -----
Total...................................     100.0%       100.0%      100.0%


         Our buyers develop a planogram for each of our basic and seasonal merchandise categories which is implemented at the store level. A planogram is a diagram that shows how and where each specific retail product should be placed on shelves or displays. The planograms are developed by a team consisting of our buyers and members of our planogram department, with input from key vendors. The planograms are developed using information about the products, such as size, shape, colors, or theme, sales volume and inventory levels. By analyzing past and current sales patterns, we can then adjust our planograms to present merchandise in a manner that helps maximize sales.

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

         Store management and training

         Each store is managed by a store manager who is assisted by two or three associate store managers and eight department managers, and a staff of full-time and part-time team members. Our store managers and associate store managers are responsible primarily for customer service, training, hiring store level team members, and inventory management. The department managers are responsible for merchandise ordering, inventory management and customer service. We develop new store managers by promoting from within our organization. We selectively hire experienced store managers from other retailers who start at our stores as associate store managers.

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

         In-store department managers are responsible for daily reordering of merchandise for their departments. In 2003, approximately 99% of our merchandise orders were placed through our EDI (electronic data interchange) system. Approximately 66% of our orders were shipped directly from vendors to our stores; the remaining 34%, approximately one-third of which are floral and seasonal items, were shipped from our distribution center. Merchandise assortments at our stores can be enhanced by products ordered by store managers to meet the unique needs of their customers. All purchases are monitored through centralized system controls.

         In 2003, we purchased our inventory from more than 500 vendors worldwide. One of the key criteria for the selection of vendors is their responsiveness to our delivery requirements and timing needs. In 2003:

         o the largest 25 domestic vendors accounted for approximately 50% of our purchases,

         o the largest vendor, SBAR'S, Inc., a specialty distributor of arts and crafts merchandise, primarily to independent arts and crafts retailers, accounted for approximately 20% of our purchases, and

         o approximately 11% of our merchandise, primarily floral and seasonal items, was directly imported from foreign manufacturers or their agents, almost exclusively from the People's Republic of China.

All of our overseas purchases are denominated in U.S. dollars.

Distribution

         Our distribution strategy is focused on supporting our stores and maintaining high in-stock positions in all of our merchandise categories. Our stores receive merchandise deliveries three to five times per week from our distribution center during our peak selling season, and two to three times per week throughout the balance of the year, depending on store size.

         We lease 633,000 square feet of distribution and warehouse facilities, consisting of our 253,000 square foot distribution center and adjoining 10,000 square foot office complex in suburban Philadelphia and our two nearby satellite warehouses which total an additional 380,000 square feet. Our distribution center is leased for a term which expires in March 2005, subject to our option to renew the term for an additional six years. Our satellite warehouses are leased for a term which expires in June 2004.

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

         We lease a fleet of tractors and trailers to deliver merchandise to 45 of our 81 stores directly from our distribution center. Additionally, we have contracted with a dedicated third party carrier to deliver merchandise to the 36 stores where an overnight stay is required because of travel time. In 2003, approximately 34% of our merchandise was delivered from our distribution center to our stores.

         We are currently in the process of building a new distribution center and office complex which we plan to open in the second quarter of 2004. This new facility, which will be located near our existing distribution center, will be 700,000 square feet for distribution and warehousing plus 60,000 square feet of office space. The total cost of the land and building for this facility is estimated to be $43.0 million. We expect to finance $30.0 million of this project through long-term debt. We believe that our new facility, when completed, will enable us to effectively service all of our existing locations and a total of approximately 150 store locations within an 800-mile radius of the new distribution center.

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

         We advertise 51 weeks per year, typically in midweek editions of local and/or regional newspapers. In 2003 we ran 19 multi-page newspaper inserts in local and regional newspapers. In addition, prior to store openings, we use radio advertisements to develop customer awareness and we place special pre-opening advertisements, normal advertising copy and/or grand opening inserts in newspapers. We create all of our advertising in-house. Our net advertising expense was 1.3% of net sales in 2003.

         Our website, www.acmoore.com, is designed to drive additional store traffic by providing information, inspiration and ideas to our visitors. It also serves as another marketing channel to build brand name awareness. Our website features weekly advertisements, a store locator and an in-store class schedule, as well as suggested craft projects for children and adults with accompanying instructions and shopping lists for merchandise to be purchased at our stores. Additionally, our website displays over 100 proprietary on-line video segments that allow customers to learn the latest crafting tips, techniques and project ideas. This exclusive video collection and our craft projects are updated both seasonally and according to new trends. We have initiated a complete redesign of our website scheduled to launch in early spring 2004 that will reemphasize our brand name and support our other marketing efforts. We do not sell our merchandise on our website, although gift cards may be purchased online.

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

Competition

         The market in which we compete is highly fragmented, containing multi-store arts and crafts retailers, mass merchandisers, small local specialty retailers, mail order vendors, hardware stores and a variety of other retailers. We believe we are one of only seven retailers in the United States dedicated to serving the arts and crafts market that have annual sales in excess of $100 million. We compete with many retailers and classify our principal competition within the following three categories:

         o Multi-store arts and crafts retailers. This category includes several multi-store arts and crafts chains operating more than 35 stores and comprises: Michaels Stores, Inc., a chain which operates approximately 800 Michaels Stores throughout the United States; Jo-Ann Stores, Inc. which operates approximately 810 Jo-Ann Stores and approximately 90 Jo-Ann etc. stores nationwide; Hobby Lobby Stores, Inc. a chain which operates approximately 310 stores primarily in the Midwestern United States; Garden Ridge, Inc., which operates approximately 45 stores primarily in the southeast and midwest United States; and Rag Shops, Inc. which operates approximately 70 stores located primarily in New Jersey and Florida.

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

Team Members

         As of December 31, 2003, we had 1,950 full-time and 2,867 part-time team members, 4,513 of whom worked at our stores, 132 at the distribution center and 172 at the corporate offices. None of our team members are covered by a collective bargaining agreement, and we believe our relationship with our team members to be good.

Trademarks

         "A.C. Moore", "Fashion Forward" and "Creations for All Generations" are trademarks that have been registered with the United States Patent and Trademark Office. We use the "A.C. Moore" name and logo as a tradename and as a service mark in connection with sale of our merchandise. The "Fashion Forward" name and logo is used on the exclusive packaging of some of our picture frames. The "Creations for All Generations" is used in advertising campaigns.

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

Cautionary Statement Relating to Forward-Looking Statements

         Certain oral statements made by our management from time to time and certain statements contained herein or in other reports filed by us with the Securities and Exchange Commission or incorporated by reference herein or therein are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), with respect to our results of operations and our business. All such statements, other than statements of historical facts, including those regarding market trends, our financial position and results of operations, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward-looking words or phrases including, but not limited to, "intended," "will," "should," "may," "believes," "expects," "expected," "anticipates," and "anticipated" or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on our current expectations. Although we believe that the expectations reflected in such forward- looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. These forward-looking statements represent our current judgment. We disclaim any intent or obligation to update our forward-looking statements. Because forward-looking statements involve risks and uncertainties, our actual results could differ materially. Important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") include those that are discussed below. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

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

         o The closing or relocation of under-performing stores may result in us retaining liability for expensive leases;

         o Our growth may outpace our ability to expand, upgrade and improve our administrative, operational and management systems, controls and resources;

         o We may be unable to hire and train sufficient qualified managers and other store personnel;

         o Our suppliers may be unable to meet our increased demand for merchandise as a result of the additional stores and increased productivity of our existing stores; and

         o We may be unable to expand our existing distribution capabilities, or employ third-party distribution services on a cost-effective basis, to provide sufficient merchandise for sale by our new stores.

A weak fourth quarter would have a material adverse effect on our operating results for the year.

         Our business is affected by the seasonality pattern common to most retailers. Due to the importance of our peak selling season, which includes Fall/Halloween, Thanksgiving and Christmas, the fourth quarter has historically contributed, and is expected to continue to contribute, virtually all of our net income for the entire year. In anticipation of increased sales activity during the fourth quarter, we incur significant additional expense both prior to and during the fourth quarter. These expenses may include acquisition of additional inventory, advertising, in-store promotions, seasonal staffing needs and other similar items. As a result, any factors negatively affecting us during the fourth quarter of any year, including adverse weather and unfavorable economic conditions, would have a material adverse effect on our results of operations for the entire year.

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

         o        adverse weather conditions,

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

         Our success depends, in large part, on our ability to anticipate and respond in a timely manner to changing merchandise trends and consumer demand. Accordingly, any delay or failure by us in identifying and correctly responding to changing merchandise trends and consumer demand could adversely affect consumer acceptance of the merchandise in our stores. In addition, we make decisions regarding merchandise well in advance of each of the seasons in which such merchandise will be sold. Significant deviations from projected demand for merchandise would have a material adverse effect on our results of operations and financial condition, either from lost sales due to insufficient inventory or lower margins due to the need to mark down excess inventory.

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

         As of December 31, 2003, we operated a chain of 81 stores. The results achieved to date by our relatively small store base may not be indicative of the results of the larger number of stores which we intend to operate in existing and new geographic markets. Because our current and planned stores are located in the eastern United States, the effect on us of adverse events in this region (such as weather or unfavorable regional economic conditions) may be greater than if our stores were more geographically dispersed. Because overhead costs are spread over a smaller store base, increases in our general and administrative expenses could affect our profitability more negatively than if we had a larger store base. Due to our relatively small store base, one or more unsuccessful new stores, or a decline in sales at an existing store, will have a more significant effect on our results of operations than would be the case if we had a larger store base.

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

         Our performance depends on our ability to purchase our merchandise in sufficient quantities at competitive prices. Although we have many sources of merchandise, SBAR'S, our largest supplier of merchandise, accounted for approximately 20% of the aggregate dollar volume of our purchases in 2003. We depend on SBAR'S to provide us with low-cost merchandise that would be less efficient for us to obtain directly from other vendors or manufacturers. Our future success is dependent upon our ability to maintain a good relationship with SBAR'S and our other principal suppliers. We do not have any long-term purchase agreements or other contractual assurances of continued supply, pricing or access to new products, and any vendor or distributor could discontinue selling to us at any time. We may not be able to acquire desired merchandise in sufficient quantities or on terms acceptable to us in the future, or be able to develop relationships with new vendors to replace discontinued vendors. Our inability to acquire suitable merchandise in the future or the loss of one or more key vendors and our failure to replace any one or more of them may have a material adverse effect on our business, results of operations and financial condition. Our smaller vendors generally have limited resources, production capacities and operating histories, and some of our vendors have limited the distribution of their merchandise in the past. These vendors may be susceptible to cash flow problems, downturns in economic conditions, production difficulties, quality control issues and difficulty delivering agreed-upon quantities on schedule. We also cannot assure you that we would be able, if necessary, to return product to these vendors and obtain refunds of our purchase price or obtain reimbursement or indemnification from any of our vendors if their products prove defective.

We face risks associated with sourcing and obtaining merchandise from foreign sources.

         We have in recent years placed increased emphasis on obtaining floral and seasonal items from overseas vendors, with approximately 11% of all of our merchandise being purchased from overseas vendors in 2003. In addition, many of our domestic suppliers purchase a portion of their merchandise from foreign sources. Our future success will depend in large measure upon our ability to maintain our existing foreign supplier relationships and to develop new ones. While we rely on our long-term relationships with our foreign vendors, we have no long-term contracts with them. In addition, virtually all of the merchandise which we purchase from foreign sources is manufactured in the People's Republic of China. Since adoption of an "open-door policy" in 1978, the Chinese government has been pursuing economic reform policies, including the encouragement of foreign trade and investment and greater economic decentralization. We cannot assure you, however, that China will continue to pursue these policies. Many of our imported products are subject to duties, tariffs and quotas that may limit the quantity of some types of goods which we may import into the United States. Our dependence on foreign imports also makes us vulnerable to risks associated with products manufactured abroad, including, among other things:

         o        changes in import duties, tariffs and quotas,

         o loss of "most favored nation" trading status by the United States in relation to a particular foreign country, including the People's Republic of China,

         o        work stoppages,

         o        delays in shipments,

         o        revaluation of the Chinese currency,

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

         We are currently building a new 700,000 square foot distribution center in suburban Philadelphia which we plan to open during the second quarter of 2004 to replace our current distribution center and to support our growing store base. If the systems and controls we set up for the new facility do not work as planned, or if the new facility is not ready at the time we anticipate, our ability to supply our stores could be impaired, which could have a material adverse effect on our sales and financial performance.

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

         Our two largest shareholders own approximately 28% of our outstanding common stock. These shareholders, therefore, have the ability to exert significant influence over our board of directors and the outcome of shareholder votes.

An increase in the cost of fuel oil and oil-based products could impact our earnings and margins.

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

         Terrorist attacks in the United States, as well as future events occurring in response or in connection to them, including, without limitation, future terrorist attacks against U.S. targets, rumors or threats of war, actual conflicts involving the United States or its allies or military or trade disruptions impacting our domestic or foreign suppliers of merchandise, may impact our operations, including, among other things, causing delays or losses in the delivery of merchandise to us and decreased sales of the products we carry. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. They also could result in a deepening of any economic recession in the United States or abroad. These events could also temporarily increase demand for our products as consumers respond by traveling less and engaging in home-based leisure activities which could contribute to a temporary increase in our sales which may not be sustainable. Any of these occurrences could have a significant impact on our operating results, revenues and costs and may result in the volatility of the market price for our common stock and on the future price of our common stock.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Our executive officers are as follows:

                 Name                     Age                    Position
                 ----                     ---                    --------
John E. (Jack) Parker.................    62     Chief Executive Officer and Director
Lawrence H. Fine......................    50     President, Chief Operating Officer and Director
Patricia A. Parker....................    61     Executive Vice President, Merchandising
Leslie H. Gordon......................    60     Executive Vice President and Chief Financial Officer
Janet Parker..........................    41     Executive Vice President, Merchandising and Marketing
Jack Robinson.........................    52     Executive Vice President, Store Operations


         Mr. Parker, our co-founder, has been Chief Executive Officer and a director since our inception and was our President from inception until June 2001. From 1959 to 1984, Mr. Parker worked for the F.W. Woolworth Company, a general merchandise retailer, in various management positions, most recently as President and Chief Executive Officer of the United States General Merchandise Group where he was responsible for more than 1,000 stores, including the entire domestic chain of Woolworth retail stores. Mr. Parker is the husband of Patricia
A. Parker and the father of Janet Parker.

         Mr. Fine has served as our President since June 2001 and our Chief Operating Officer since February 2003. Mr. Fine was elected as a director in August 2002. Previously Mr. Fine was Executive Vice President - General Merchandise Manager for arts and crafts retailer Michaels Stores, Inc., a position he held since December 1996. From 1995 until joining Michaels in December 1996, he was Senior Vice President of Merchandising for Party City Corp., a specialty retailer of party merchandise. Prior to joining Party City, Mr. Fine held a variety of merchandising positions with the Jamesway Corporation, a retail mass-merchandiser, for nearly 16 years.

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

         Ms. Janet Parker has served as our Executive Vice President, Merchandising and Marketing since February 2003. From 2001 to January 2003 Ms. Parker served as Senior Vice President, Merchandising and Marketing and from 1994 to 2001 Ms. Parker served as Senior Vice President, Merchandising. From 1990 to 1994, Ms. Parker served as our Vice President of Administration and from 1985 to 1990, she served as our Accounting Manager. Ms. Parker is the daughter of Jack and Patricia A. Parker.

         Mr. Robinson has been Executive Vice President, Store Operations since February 2003. From 1997 to 2003 Mr. Robinson served as our Senior Vice President, Store Operations and prior to that, as Vice President, Store Operations from 1993 to 1997. From 1990 to 1993, Mr. Robinson was a store manager for the Company. Prior to 1990, Mr. Robinson held various management positions with the F.W. Woolworth Company.

ITEM 2.  PROPERTIES.

         As of December 31, 2003, we operated 81 stores in seventeen states, all of which are leased and located within an 800 mile radius of our suburban Philadelphia distribution center. The number of our stores located in each state and the city in which each store is located is shown in the following table:

Alabama (1)               Massachusetts (9)            New York (12)             Rhode Island (1)
-----------               -----------------            ---------                 ----------------
  Montgomery                  Bellingham                                           Warwick
                              Brockton                     Amherst
                              Danvers                      Binghamton
                              Framingham                   Hamburg
Connecticut (4)               Holyoke                      Ithaca
---------------               Hyannis                      Latham                South Carolina (3)
   Manchester                 North Dartmouth              Middletown            ------------------
   New London                 Woburn                       Nanuet                  Columbia
   Orange                     Worcester                    Poughkeepsie            Greenville
   Plainville                                              Saratoga Springs        N. Charleston
                                                           Syracuse
                                                           Utica
                                                           Yorktown Heights

Delaware (2)                                                                     Tennessee (1)
------------                                                                     -------------
  Dover                                                                             Knoxville
  Wilmington

Georgia (1)                New Hampshire (2)           North Carolina (7)        Virginia (3)
-----------                -----------------           ------------------        ------------
  Columbus                   Nashua                      Cary                       Fairfax
                             Salem                       Concord                    Falls Church
                                                         Fayetteville               Virginia Beach
                                                         Hickory
                                                         Raleigh
                                                         Wilmington
                                                         Winston-Salem
Maine (1)                 New Jersey (11)                                        West Virginia (2)
---------                 ---------------                                        -----------------
   Portland                 Brick Town                                               Clarksburg
                            Clifton                                                  Huntington
                            Deptford                   Pennsylvania (16)
Maryland (5)                East Brunswick             -----------------
------------                English Creek                Allentown
   Frederick                Hamilton                     Altoona
   Glen Burnie              Linden                       Bensalem
   Hagerstown               Moorestown                   Erie
   Rockville                Parsippany                   Broomall
   White Marsh              Shrewsbury                   Exton
                            Watchung                     Hanover
                                                         Harrisburg
                                                         Lancaster
                                                         Langhorne
                                                         Mechanicsburg
                                                         Montgomeryville
                                                         Muncy
                                                         Philadelphia
                                                         Reading
                                                         Scranton



         Most store leases have an average initial term of ten years, with two five-year renewal options, and provide for predetermined escalations in future minimum annual rent or additional rent contingent upon store sales levels. The pro rata portion of scheduled rent escalations has been included in other long-term liabilities in our balance sheet.

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

         We lease 633,000 square feet of distribution and warehouse facilities, consisting of our 253,000 square foot distribution center and adjoining 10,000 square foot office complex in suburban Philadelphia and our two nearby satellite warehouses which total an additional 380,000 square feet. Our distribution center is leased for a term which expires in March 2005, subject to our option to renew the term for an additional six years. Our satellite warehouses are leased for a term which expires in June 2004.

         We are currently in the process of building a new distribution center and office complex, which we plan to open in the second quarter of 2004. This new facility, which will be located near and will replace our existing distribution center, will be 700,000 square feet for distribution and warehousing plus 60,000 square feet of office space. The total cost of the land and building for this facility is estimated to be $43.0 million. We expect to finance $30.0 million of this project through long term debt. We believe that our new facility, when completed, will enable us to effectively service all of our existing and planned store locations within an 800 mile radius of the new distribution center.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock is quoted on the Nasdaq National Market and trades under the symbol "ACMR." The following table sets forth the high and low sales prices per share of our common stock as reported on the Nasdaq National Market for the periods indicated. All prices have been adjusted for the 2 for 1 stock split paid on July 31, 2002.

                                                    High              Low
                                                    ----              ---
             Year Ended December 31, 2003
First Quarter..................................    $15.15            $ 9.95
Second Quarter.................................     20.47             13.52
Third Quarter..................................     27.83             19.15
Fourth Quarter.................................     26.10             18.26

             Year Ended December 31, 2002
First Quarter..................................    $19.36            $13.12
Second Quarter.................................     24.30             18.03
Third Quarter..................................     23.96             14.81
Fourth Quarter.................................     22.28             12.71



         The number of record holders of our common stock as of March 10, 2004 was approximately 114.

         Since becoming a public company we have never declared or paid any cash dividends on our common stock. We currently intend to retain our future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends in the foreseeable future.

         See Part III, Item 12 for a description of our equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA.

         The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere herein. The statement of income data for the years ended December 31, 2003, 2002 and 2001 and the balance sheet data at December 31, 2003 and 2002 are derived from our audited consolidated financial statements appearing elsewhere herein. The statement of income data for the years ended December 31, 2000 and 1999 and the balance sheet data at December 31, 2001, 2000 and 1999 are derived from our audited consolidated financial statements not included herein.



                                                               Year Ended December 31,
                                                -----------------------------------------------------
                                                2003        2002        2001        2000         1999
                                                ----        ----        ----        ----         ----
                                                 (In thousands, except per share and operating data)
Statement of Income Data:
  Net sales ...............................   $433,928    $393,392    $332,413    $262,057    $222,998
  Gross margin ............................    161,894     148,791     124,098      96,207      79,920
  Selling, general and administrative
    expenses...............................    132,108     123,117     105,447      83,516      70,336
  Store pre-opening expenses ..............      2,176       2,340       2,518       1,928         609
  Income from operations ..................     27,610      23,334      16,133      10,763       8,975
  Net income ..............................     17,311      14,457       9,507       6,557       5,664
  Net income per share, diluted (1) .......   $   0.88    $  0.77     $   0.61    $   0.44    $   0.38


Weighted average shares outstanding,            19,729      18,828      15,505      14,888      14,810
  diluted(1)
Balance Sheet Data (as of):
  Working capital .........................   $112,751    $123,811    $ 56,422    $ 47,168    $ 46,625
  Total assets ............................    231,794     196,658     123,811     107,392      90,617
  Total debt ..............................        504       1,846       3,174       1,201       1,568
  Shareholders' equity ....................    166,711     144,031      73,727      63,681      56,972

Other Data:
  Cash flows from operating activities ....     21,473       8,171       6,768       6,709       9,808
  Number of stores open at end of period ..         81          71          61          50          40
  Net sales per total square foot (2) .....   $    260    $    272    $    273    $    271    $    271
  Average net sales per store (000's) (2) .   $  5,839    $  6,064    $  6,070    $  5,919    $  5,915
  Comparable store sales increase (3) .....         2%          5%          8%          3%          6%

----------------------------
(1) All share and per share data reflect the 2 for 1 stock split paid July 31, 2002.
(2)  Includes only stores open during the entire period.
(3) Stores are added to the comparable store base at the beginning of their fourteenth full month of operation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

         We are a rapidly growing specialty retailer offering a vast selection of arts, crafts and floral merchandise to a broad demographic of consumers. Our target customers are primarily women between the ages of 25 and 55 who are looking for ideas to decorate their homes, create handmade items, or otherwise engage in arts and crafts activities. We have grown from 17 stores in January 1997 to 81 stores in December 2003. Our stores are located in the eastern United States from New England to Alabama.

         We established our first store in Moorestown, New Jersey in 1984 and grew to five stores by the end of 1993. We added a total of 12 additional stores in 1994 and 1995. In 1995, we began implementing an aggressive expansion plan and built our infrastructure to position us for that growth. By the end of 1996, we had recruited experienced senior retail executives in the areas of operations, merchandising and finance, and made key additions and changes in other areas such as buying, information systems, human resources and real estate. From 1997 through 2003 we continued to strengthen and expand our management team including the addition of Lawrence H. Fine as our President in June 2001.

         We continued to develop our operating systems including a point of sale system, a radio frequency re-order system, a real time merchandise information and control system, a warehouse management system and an automated ordering system using EDI to link us electronically with most of our vendors. We also implemented updated general ledger and payroll systems.

         In 1997, we received financing for our growth through an initial public offering of our common stock with net proceeds, after the payment of outstanding debt, of approximately $16 million. We received an additional $52.1 million from the sale of shares in March 2002.

         Our expansion plans continued as we opened ten new stores in 2000, 11 new stores in 2001, 12 new stores in 2002 and 10 new stores in 2003. In 2002 we closed two stores; one was destroyed by fire and the other was in an area which had negative demographic changes and the lease had expired. During the next two years, we intend to increase our store base by approximately 20% per year, all within 800 miles of our suburban Philadelphia distribution center, an area encompassing approximately 50% of the U.S. population. We believe we can operate at least 150 stores in this area without significantly diluting sales in our existing stores. To accommodate this growth, we are in the process of constructing a new distribution center to replace our existing facility. The new distribution center will be 700,000 square feet plus 60,000 square feet of office space and will be located near our existing facility.

         Our sales for the year ended December 31, 2003, were $433.9 million, an increase of 10.3% over 2002 sales of $393.4 million. Same store sales increased 2%. Net income for the year 2003 increased by 20% to $17.3 million or $0.88 per fully-diluted share compared to net income of $14.5 million or $0.77 per fully-diluted share in 2002.

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

         In addition, our success depends on our ability to locate and open new store locations. We plan to open 16 new stores in 2004. We expect to open three stores in the first quarter, two in the second and the remainder split between quarters three and four. We will also relocate two stores.

         Starting in 2004, vendor monies which support our advertising programs will now be recorded as a reduction in the cost of inventory, and will be recognized as a reduction to cost of goods sold when the inventory is sold. Through 2003, they were accounted for as an offset to advertising costs. This accounting change results in a timing difference as to when these monies are recognized in our income statement and we estimate that the change will reduce 2004 EPS by approximately $.12 per share.

         The Financial Accounting Standards Board is working on a project to develop a new standard for accounting for stock-based compensation. Tentative decisions by the FASB indicate that expensing of stock options will be required beginning January 1, 2005. The FASB expects to issue an exposure draft, which will be subject to public comment, in the first quarter 2004 and issue its final standard in the second half of 2004.

Results of Operations

         The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales:

                                                                Year Ended December 31,
                                                                -----------------------
                                                           2003         2002          2001
                                                           ----         ----          ----

Net sales.............................................    100.0%       100.0%        100.0%
Cost of sales.........................................     62.7         62.2          62.7
                                                          -----        -----         -----
Gross margin..........................................     37.3         37.8          37.3
Selling, general and administrative expenses..........     30.4         31.3          31.7
Store pre-opening expenses............................       .5          0.6           0.7
                                                          -----        -----         -----
Income from operations................................      6.4          5.9           4.9
Interest expense (income), net........................     (0.1)        (0.2)          0.2
                                                          -----        -----         -----
Income before income taxes............................      6.5          6.1           4.7
Provision for income taxes............................      2.5          2.4           1.8
                                                          -----        -----         -----
Net income............................................      4.0%         3.7%          2.9%
                                                          =====        =====         =====

2003 Compared to 2002

         Net Sales. Net sales increased $40.5 million, or 10.3%, to $433.9 million in 2003 from $393.4 million in 2002. This increase resulted from (i) net sales of $19.4 million from ten new stores opened in 2003, (ii) net sales of $14.6 million from stores opened in 2002 which were not included in the 2002 comparable store base, and (iii) a comparable store sales increase of $6.5 million, or 2%. Sales were significantly impacted by the adverse weather conditions we experienced in the first and fourth quarters. Stores are added to the comparable store base at the beginning of the fourteenth full month of operation.

         Gross Margin. Gross margin is net sales minus the cost of merchandise including certain distribution and purchasing costs. The gross margin decreased to 37.3% of net sales in 2003 from 37.8% in 2002. The decrease is due to a) a relative decline in our spring and summer floral and accessories business due to unseasonable weather conditions we experienced during the first eight months of the year, b) general industry wide increases in domestic and international freight costs, and c) the result of accelerated markdowns to clear seasonal inventory after major snow storms in the first and fourth quarters of 2003. Included in gross margin for 2003 is $422,000, the net insurance proceeds of retail value over cost resulting from an insurance claim from a fire in one of our warehouses.

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

         Selling, general and administrative expenses decreased to 30.4% of net sales in 2003 from 31.3% in 2002. The decrease was the result of strong expense controls both in our stores and in the corporate office where we continue to leverage our costs over a greater sales base. These expenses were 3.0% of sales in 2003 compared with 3.5% in 2002.

         Selling, general and administrative costs benefited from the receipt of $3.5 million in additional vendor co-operative advertising funds over 2002 and a net credit of $322,000 which is comprised of a) the proceeds in excess of costs resulting from an insurance claim for a fire which destroyed one of our stores and b) the costs relating to the early termination of a lease on a store which we relocated.

         Store Pre-Opening Expenses. We expense store pre-opening costs as they are incurred. Pre-opening expenses for the 10 new stores opened in 2003 and one store which was relocated during the year, amounted to $2.2 million. In 2002, we opened twelve new stores and incurred pre-opening expenses of $2.3 million.

         Income Taxes. Our effective income tax rate was 38.2% for 2003 and 39.3% for 2002. In 2002, we provided additional state taxes due to changes in state tax laws which impacted 2002 and prior years.

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

         Gross Margin. The gross margin increased to 37.8% of net sales in 2002 from 37.3% in 2001. The increase is due to changes in our product mix, cost reductions obtained from our vendors and from leveraging our buying and distribution expense over a larger store base.

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

                                                             2003                                    2002
                                             --------------------------------------   ---------------------------------------
                                              First    Second     Third     Fourth     First    Second     Third     Fourth
                                             Quarter   Quarter   Quarter    Quarter   Quarter   Quarter    Quarter   Quarter
                                             -------   -------   -------   --------   -------   -------    -------   --------
Net sales ................................   $91,952   $93,686   $98,600   $149,690   $85,853   $82,866    $89,726   $134,947
Cost of sales ............................    58,417    58,893    61,987     92,737    54,162    52,170     56,423     81,846
                                             -------   -------   -------   --------   -------   -------    -------   --------
  Gross margin ...........................    33,535    34,793    36,613     56,953    31,691    30,696     33,303     53,101
  Selling, general and administrative ....    32,585    32,838    33,842     32,842    29,585    29,514     31,180     32,838
  Pre-opening expense ....................       379       372       821        605       654       384        850        452
                                             -------   -------   -------   --------   -------   -------    -------   --------
Income from operations ...................       571     1,583     1,950     23,506     1,452       798      1,273     19,811
  Interest expense (income), net .........      (109)     (118)      (92)       (85)       11      (187)      (150)      (147)
                                             -------   -------   -------   --------   -------   -------    -------   --------
Income before income taxes ...............       680     1,701     2,042     23,591     1,441       985      1,423     19,958
Income tax expense .......................       260       650       780      9,013       565       401        566      7,818
                                             -------   -------   -------   --------   -------   -------    -------   --------
Net income ...............................       420     1,051     1,262     14,578       876       584        857     12,140
                                             =======   =======   =======   ========   =======   =======    =======   ========
Net income per share, diluted ............   $  0.02   $  0.05   $  0.06   $   0.73   $  0.05   $  0.03    $  0.04   $   0.62
Diluted average shares outstanding .......    19,603    19,762    19,980     20,011    16,936    19,780     19,807     19,710

Number of stores open at end of period ...        73        74        78         81        63        65         70         71
Comparable store sales increase (decrease)       (2%)       4%        2%         3%       14%       10%         4%        (2%)

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

Liquidity and Capital Resources

         Our cash is used primarily for working capital to support our inventory requirements and fixtures and equipment, pre-opening expenses and beginning inventory for new stores. In recent years, we have financed our operations and new store openings primarily with cash from operations, the net proceeds we received from our initial public offering in 1997 and with borrowings under bank financing agreements during portions of the year when our inventories peak.

         In March 2002 we completed a secondary offering in which we sold 3,500,000 new post-split shares with net cash proceeds of $52,125,000.

         At December 31, 2003 and 2002, our working capital was $112.8 million and $123.8 million, respectively. During 2003, 2002 and 2001, cash of $21.5 million, $8.2 million and $6.7 million was generated by operations, respectively. In these three periods, $19.0 million, $16.8 million and $12.9 million of cash, respectively, was used to increase inventory levels to support both new and existing stores. In these periods, part of the inventory increase was financed through increases in accounts payable of $9.8 million, $2.6 million and $1.3 million, respectively. We also had the tax benefit from our executives exercising stock options in the amount of $2.7 million in 2003 and $1.9 million in 2002.

         Net cash used in investing activities during 2003, 2002 and 2001 was $40.7 million, $9.7 million and $8.7 million, respectively. In 2003 this use of cash was for capital expenditures of $26.6 million and $14.1 million invested in marketable securities. We spent $16.6 million for land and the construction of our new distribution center, $6.3 million for new stores and the remainder for remodeling existing stores, upgrading systems and warehouse equipment. In 2002 and 2001, cash used in investing activities was for capital expenditures including new stores, remodeling existing stores, upgrading systems and warehouse equipment. In 2004, we expect to spend approximately $39.0 million on capital expenditures, which includes approximately $26.0 million related to the building, equipment and systems for our new distribution center, $9.0 million for new store openings, and the remainder for remodeling existing stores, upgrading systems in existing stores, and corporate systems development. The total cost of the new distribution center is estimated to be $43.0 million. We expect to finance $30.0 million of this project.

         In the year ended December 31, 2002, net cash provided by financing activities was principally the $52.1 million proceeds from our sale of shares in March 2002.

         In the year ended December 31, 2001, net cash provided by financing activities was $2.4 million, principally as a result of $2.8 million of proceeds received from equipment financing.

        We currently have a $25.0 million line of credit agreement with Wachovia Bank, which expires on January 1, 2005. Borrowings under this line will bear interest at LIBOR plus 95 basis points. At December 31, 2003 there were no borrowings outstanding under this agreement.

        On October 28, 2003 we signed two mortgage agreements with Wachovia Bank relating to the new corporate offices and distribution center. The mortgages make available $30.0 million and are secured by land, building, and equipment. Borrowings under the mortgages are repayable at between seven and 15 years and will bear interest rates that will vary between LIBOR plus 85 basis points and LIBOR plus 135 bassis points, depending on the debt service coverage ratio and the length of the mortgage payment. We have the option of fixing the interest rate at any time. At December 31, 2003 there were no borrowings outstanding under these mortgages.

        We believe the cash generated from operations during the year, funds received through the financing of the new distribution center and available borrowings under the credit agreement will be sufficient to finance our working capital and capital expenditure requirements for at least the next 12 months.

         We lease our retail stores, distribution center, satellite warehouse facilities, vehicles, and corporate headquarters under noncancelable operating leases. At December 31, 2003 our total obligations under these operating leases were $220 million. In addition, we had capital lease obligations of $504,000 at December 31, 2003. The following table reflects as of December 31, 2003 the payments due for the periods indicated under our capital and operating leases.


                                                         Payments Due By Period ($000)
      Contractual         --------------------------------------------------------------------------------------
      Obligations               Total         Less than 1 Year      1-3 Years        4-5 Years     After 5 Years
------------------------- ------------------- ------------------ ---------------- ---------------- -------------
Capital Lease
  Obligations ...........      $    504          $    504           $     --        $     --         $     --
Store Operating
  Leases (1) ............      $218,897          $ 25,709           $ 77,919        $ 43,908         $ 71,361
Vehicle and
  Equipment Leases.......      $  1,285          $    413           $    702        $    157         $     13
Purchase
  Obligations (2)........      $    291          $     87           $    204              --               --
Deferred Income
  Taxes (3) .............            --                --                 --              --               --
Total Contractual
  Cash Obligations.......      $220,997          $ 26,713           $ 78,825        $ 44,065         $ 71,374


(1) Most store leases have an average initial term of ten years, with two five year renewal options, and provide for predetermined escalation in future minimum annual rent. The pro rata portion of scheduled rent escalations has been included in other long-term liabilities in the balance sheet.

(2) Purchase obligations include agreements for goods and services that are enforceable and legally binding on the Company and that specify all significant terms. As of December 31, 2003, such obligations include telephone services and software licenses and maintenance contracts for information technology.

(3) The amount of deferred income taxes has been excluded from the above table as the timing of any cash payment is uncertain. See Note 5 of the Notes to Consolidated Financial Statements for additional information regarding our deferred tax position.


General

        On June 25, 2002, our Board of Directors approved a two-for-one stock split to shareholders of record as of the close of business on July 15, 2002. The shares were distributed on July 31, 2002.

Critical Accounting Estimates

        Our accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements included herein. As disclosed in Note 1 of the Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from those estimates. Management makes adjustments to its assumptions and judgments when facts and circumstances dictate. The amounts currently estimated by us are subject to change if different assumptions as to the outcome of future events were made. We evaluate our estimates and judgments on an ongoing basis and predicate those estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Management believes the following critical accounting estimates encompass the more significant judgments and estimates used in preparation of the Consolidated Financial Statements.

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

        Impairment of Long-Lived Assets. We periodically review long-lived assets for impairment by comparing the carrying value of assets with their estimated future undiscounted cash flows. To the extent these future estimates change, the conclusion regarding impairment may differ from our current estimates, and the loss, if any, would be recognized at that time. The impairment loss is calculated as the difference between asset carrying values and the present value of estimated net cash flows or comparable market values, giving consideration to recent operating performance and pricing trends.

        Income Taxes. We do business in various jurisdictions that impose income taxes. Management determines the aggregate amount of income tax expense to accrue and the amount currently payable based upon the tax statutes of each jurisdiction. This process involves adjusting income determined using generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred tax liabilities are reflected on our balance sheet for temporary differences that will reverse in subsequent years. If different judgments had been made, our tax expense, assets and liabilities could have been different.

        Other Estimates. Management uses estimates in the determination of the required accruals for general liability, workers' compensation, and health insurance. These estimates are based upon examination of historical trends, industry claims experience and, in certain cases, calculations performed by third-party experts. Projected claims information may change in the future and may require management to revise these accruals.

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

Recent Accounting Pronouncements

         In November 2002, the Emerging Issues Task Force reached consensus on Issue 02-16, "Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor." EITF Issue 02-16 addresses the accounting for cash consideration received by a customer from a vendor (e.g., slotting fees, cooperative advertising payments, buydowns) and rebates or refunds from a vendor that is payable only if the customer completes a specified cumulative level of purchases or remains a customer for a specified time period. The Company has adopted the EITF effective for agreements modified or entered into after January 1, 2003.

         The Company has historically treated cooperative advertising allowances as a reduction of advertising expense. Under EITF 02-16, cooperative advertising allowances should be treated as a reduction of inventory cost unless they represent a reimbursement of specific, incremental and identifiable costs incurred by the customer to sell the vendor's product. Since substantially all of the cooperative advertising allowance agreements for 2003 were entered into prior to January 1, 2003, this issue did not have a material impact on the 2003 financial statements.

         The Company has assessed the historic volume of cooperative advertising reimbursements that have been received in order to determine which of these reimbursements would meet the specific, identifiable and incremental criteria outlined under this issue and accordingly, qualify as a direct offset to advertising expense. Based on the Company's analysis of the impact on net income, and the administrative cost to identify and track reimbursements between those qualifying for expense offset and those requiring inventory cost reduction, beginning in 2004 the Company will treat all cooperative advertising funds received from vendors as a reduction in the cost of inventory and recognize them as a reduction to cost of goods sold when the inventory is sold. We estimate that the prospective change in the timing of income recognition will reduce 2004 EPS by approximately $0.12 per share.

         The adoption of this issue does not change the ultimate cash to be received under these agreements, only the timing of when it is reflected in net income.

         Statement of Financial Accounting Standards, or SFAS No. 143, "Accounting for Asset Retirement Obligations" requires the recognition of a liability for the estimated cost of disposal as part of the initial cost of a long-lived asset. We adopted SFAS 143 in 2003 and it did not have a material impact on our consolidated results of operations, financial position or cash flows.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of commitment to an exit or disposal plan. This Statement also establishes that fair value is the objective for initial measurement of the liability. The adoption of this pronouncement did not have a material impact on our consolidated results of operations, financial position or cash flows.

         In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities". FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of FIN 46 are effective for financial statements issued after January 31, 2003. The initial recognition provisions of FIN 46 are applicable immediately to new variable interests in variable interest entities created after January 31, 2003. For a variable interest in a variable interest entity created before February 1, 2003, the initial recognition provisions of FIN 46 are to be implemented no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. We have determined that we do not have any variable interests in any variable interest entities. Therefore, no disclosure was required for the Form 10-K issued for the fiscal year ended December 31, 2002 and the adoption of the initial recognition provisions of FIN 46 did not have a material impact on our financial position, results of operations, or cash flows.

         FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", ("FIN45"), details the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has issued no guarantees, and therefore, the adoption of FIN 45 has not had a material impact on the Company's financial position, results of operations, or cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                         A.C. MOORE ARTS & CRAFTS, INC.

                                                                            Page
                                                                            ----
Report of Independent Auditors.............................................. 33

Consolidated Balance Sheets at December 31, 2003 and 2002................... 34

Consolidated Statements of Income for each of the three years in the period ended December 31, 2003................................. 35

Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended December 31, 2003..................... 36

Consolidated Statements of Cash Flows for each of the three
      years in the period ended December 31, 2003........................... 37

Notes to Consolidated Financial Statements.................................. 38

                         Report of Independent Auditors


To the Board of Directors and Shareholders of A.C. Moore Arts & Crafts, Inc.

In our opinion, the accompanying consolidated balance sheets and the related statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of A.C. Moore Arts & Crafts, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
February 19, 2004

                         A.C. MOORE ARTS & CRAFTS, INC.
                           CONSOLIDATED BALANCE SHEETS

                             (dollars in thousands)

                                                                  December 31,
                                                               -------------------
                                                                 2003       2002
                                                               --------   --------
ASSETS
Current assets:
   Cash and cash equivalents ...............................   $ 43,700   $ 61,584
   Accounts receivable .....................................      1,827      1,858
   Inventories .............................................    121,493    102,497
   Prepaid expenses and other current assets ...............      1,135        871
                                                               --------   --------
                                                                168,155    166,810

Marketable securities ......................................     14,132         --
Property and equipment, net ................................     47,706     27,997
Other assets ...............................................      1,801      1,851
                                                               --------   --------
                                                               $231,794   $196,658
                                                               ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of equipment leases .....................   $    504   $  1,342
   Trade accounts payable ..................................     33,558     24,253
   Accrued payroll and payroll taxes .......................      4,501      5,737
   Accrued expenses ........................................     10,015      8,326
   Income taxes payable ....................................      6,826      3,341
                                                               --------   --------
                                                                 55,404     42,999
                                                               --------   --------
Long-term liabilities:
   Capitalized equipment leases, less current portion ......         --        504
   Deferred tax liability ..................................      4,950      5,150
   Other long-term liabilities .............................      4,729      3,974
                                                               --------   --------
                                                                  9,679      9,628
                                                               --------   --------
                                                                 65,083     52,627
                                                               --------   --------
Commitments and contingencies

Shareholders' equity:
   Preferred stock, no par value, 10,000,000 shares
     authorized; none issued ...............................         --         --

   Common stock, no par value, 40,000,000 shares authorized;
     issued and outstanding 19,357,541 shares at December
     31, 2003 and 18,806,047 shares at December 31, 2002  ..    105,023     99,654

   Retained earnings .......................................     61,688     44,377
                                                               --------   --------
                                                                166,711    144,031
                                                               --------   --------
                                                               $231,794   $196,658
                                                               ========   ========

==================================================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         A.C. MOORE ARTS & CRAFTS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                  (dollars in thousands except per share data)

                                                            December 31,
                                         -------------------------------------------------
                                             2003               2002               2001
                                         ------------       ------------       ------------

Net sales .........................      $    433,928       $    393,392       $    332,413
Cost of sales (including buying and
   distribution costs) ............           272,034            244,601            208,315
                                         ------------       ------------       ------------
Gross margin ......................           161,894            148,791            124,098
Selling, general and
  administrative expenses..........           132,108            123,117            105,447

Store pre-opening expenses ........             2,176              2,340              2,518
                                         ------------       ------------       ------------
Income from operations ............            27,610             23,334             16,133
   Interest expense ...............                92                277                781
   Interest income ................              (496)              (750)              (106)
                                         ------------       ------------       ------------
Income before income taxes ........            28,014             23,807             15,458
  Provision for income taxes ......            10,703              9,350              5,951
                                         ------------       ------------       ------------
Net income ........................      $     17,311       $     14,457       $      9,507
                                         ============       ============       ============

Basic net income per share ........      $       0.91       $       0.81       $       0.64
                                         ============       ============       ============
Weighted average shares outstanding        19,112,816         17,861,897         14,874,398
                                         ============       ============       ============


Diluted net income per share ......      $       0.88       $       0.77       $       0.61
                                         ============       ============       ============

Weighted average shares outstanding
   plus impact of stock options ...        19,729,418         18,828,130         15,505,290
                                         ============       ============       ============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         A.C. MOORE ARTS & CRAFTS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                        (in thousands except share data)

                                                                          Common          Retained
                                                        Shares            Stock           Earnings           Total
                                                     ----------        ----------        ----------        ----------
Balance, December 31, 2000 ..................        14,830,666            43,268            20,413            63,681
Net income ..................................                --                --             9,507             9,507
Exercise of stock options ...................           101,346               439                --               439
Tax benefit from exercise of stock options ..                --               100                --               100
                                                     ----------        ----------        ----------        ----------
Balance, December 31, 2001 ..................        14,932,012            43,807            29,920            73,727
Net income ..................................                --                --            14,457            14,457
Proceeds from the sale of common stock ......         3,500,000            52,125                --            52,125
Exercise of stock options ...................           374,035             1,481                --             1,481
Compensation expense related to stock options                --               300                --               300
Tax benefit from exercise of stock options ..                --             1,941                --             1,941
                                                     ----------        ----------        ----------        ----------
Balance, December 31, 2002 ..................        18,806,047            99,654            44,377           144,031
Net income ..................................                --                --            17,311            17,311
Exercise of stock options ...................           551,494             2,719              --               2,719
Tax benefit from exercise of stock options ..                --             2,650              --               2,650
                                                     ----------        ----------        ----------        ----------
Balance, December 31, 2003 ..................        19,357,541        $  105,023        $   61,688        $  166,711
                                                     ==========        ==========        ==========        ==========

================================================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         A.C. MOORE ARTS & CRAFTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                        Year Ended December 31,
                                                                 --------------------------------------
                                                                   2003           2002           2001
                                                                 --------       --------       --------
Cash flows from operating activities:
Net income ................................................      $ 17,311       $ 14,457       $  9,507
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Depreciation and amortization ..........................         6,893          6,203          5,220
   Compensation expense related to stock options ..........            --            300             --
   Provision for deferred income taxes.....................          (200)         1,723          1,107
   Changes in assets and liabilities:
     Accounts receivable ..................................            31           (703)           127
     Inventories ..........................................       (18,996)       (16,823)       (12,888)
     Prepaid expenses and other current assets ............          (264)           (48)           399
     Accounts payable, accrued payroll and payroll taxes
       and accrued expenses ...............................         9,758          2,649          1,334
     Income taxes payable .................................         6,135            682          1,342
     Other long-term liabilities ..........................           755            758            617
     Other assets .........................................            50         (1,027)             3
                                                                 --------       --------       --------
Net cash provided by operating activities .................        21,473          8,171          6,768
                                                                 --------       --------       --------
Cash flows from investing activities:
   Capital expenditures ...................................       (26,602)        (9,683)        (8,672)
   Investment in marketable securities.....................       (14,132)            --             --
                                                                 --------       --------       --------
Cash flows (used in) investing activities .................       (40,734)        (9,683)        (8,672)
                                                                 --------       --------       --------
Cash flows from financing activities:
   Proceeds from sale of shares, net.......................            --         52,125             --
   Proceeds from exercise of stock options ................         2,719          1,481            439
   Proceeds from line of credit ...........................            --          2,000         20,250
   Repayment of line of credit ............................            --         (2,000)       (20,250)
   Proceeds from capital leases ...........................            --             --          2,791
   Repayment of capital leases ............................        (1,342)        (1,328)          (818)
                                                                 --------       --------       --------
Net cash provided by financing activities .................         1,377         52,278          2,412
                                                                 --------       --------       --------
Net increase (decrease) in cash and cash equivalents ......       (17,884)        50,766            508
Cash and cash equivalents at beginning of period ..........        61,584         10,818         10,310
                                                                 --------       --------       --------
Cash and cash equivalents at end of period ................      $ 43,700       $ 61,584       $ 10,818
                                                                 ========       ========       ========

Supplemental cash flow information:
Cash paid during the year for:
   Interest ...............................................      $     95       $    316       $    756
                                                                 ========       ========       ========
   Income taxes ...........................................      $  4,807       $  6,945       $  3,399
                                                                 ========       ========       ========
Non-cash items:
   Tax benefit of stock options ...........................      $  2,650       $  1,941       $    100
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

                         A.C. MOORE ARTS & CRAFTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Summary of Significant Accounting Policies

Organization and basis of presentation. A.C. Moore Arts & Crafts, Inc. became a holding company in July 1997 by incorporating in Pennsylvania and exchanging its common stock for all of the capital stock of A.C. Moore Inc. held by its shareholders. The consolidated financial statements include the accounts of A.C. Moore Arts & Crafts, Inc. and its wholly owned subsidiaries (collectively the "Company"). All intercompany accounts and transactions have been eliminated. As of December 31, 2003, the Company operated an 81-store chain of retail arts and crafts stores in the eastern region of the United States.

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

Marketable Securities. Marketable securities represent investments in municipal bonds with maturities of twelve months or longer from time of purchase. They are classified as held-to-maturity and recorded at amortized cost.

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

The Company periodically reviews long-lived assets for impairment by comparing the carrying value of assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss would be recognized during that period. The impairment loss is calculated as the difference between the carrying values of the asset and the present value of estimated net cash flows or comparable market values, giving consideration to recent operating performance and pricing trends. The Company had no impairment losses related to long-lived assets during 2003, 2002 or 2001.

The Company capitalizes contain costs incurred in connection with developing or obtaining internal use software in accordance with Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." These capitalized software costs are included in Property and Equipment, net in the consolidated balance sheets. These costs are being amortized over the estimated useful life of the software, not to exceed five years.

                         A.C. MOORE ARTS & CRAFTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Other Assets. In 2002 the Company paid $982,000 for the rights to obtain a lease at a favorable rate for a new store which opened in September 2003. This amount is being amortized over a ten-year period which commenced with the opening of the store.

Revenue recognition.  Revenue is recognized at point of retail sale.

Store pre-opening expenses. Direct incremental costs incurred to prepare a store for opening are charged to expense as incurred.

Advertising costs. The costs incurred for advertising are expensed the first time the advertising takes place and are offset by reimbursements received under cooperative advertising programs with certain vendors. Co-op advertising funds are only recognized when we have performed our contractual obligations under a co-op advertising agreement. Net advertising expense during 2003, 2002 and 2001 was $5,501,000, $7,864,000, and $8,173,000, respectively.

In November 2002, the Emerging Issues Task Force reached consensus on Issue 02-16, "Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor." EITF Issue 02-16 addresses the accounting for cash consideration received by a customer from a vendor (e.g., slotting fees, cooperative advertising payments, buydowns) and rebates or refunds from a vendor that is payable only if the customer completes a specified cumulative level of purchases or remains a customer for a specified time period. The Company has adopted the EITF effective for agreements modified or entered into after January 1, 2003.

The Company has historically treated cooperative advertising allowances as a reduction of advertising expense. Under EITF 02-16, cooperative advertising allowances should be treated as a reduction of inventory cost unless they represent a reimbursement of specific, incremental and identifiable costs incurred by the customer to sell the vendor's product. Since substantially all of the cooperative advertising allowance agreements for 2003 were entered into prior to January 1, 2003, this issue did not have a material impact on the 2003 financial statements.

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

The adoption of this issue does not change the ultimate cash to be received under these agreements, only the timing of when it is reflected in net income.

Fair value of financial instruments. The carrying amounts of cash, cash equivalents and marketable securities, accounts receivable, other current assets, accounts payable, accrued expenses and other liabilities approximate fair value because of the short maturity of these instruments. The carrying amount of capital lease obligations approximate fair value, as the interest rates on the obligations approximate rates currently available to the Company for obligations with similar terms and remaining maturities.

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

Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant date for awards under those plans, consistent with the requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," net income and earnings per share would have been reduced to the following pro-forma amounts:


                                                                            2003           2002         2001
                                                                        -----------   -----------    ----------
Net income ..................   -- As reported                          $17,311,000   $14,457,000    $9,507,000
                                -- Compensation cost, net of tax          1,268,000       725,000       478,000
                                -- Pro forma                             16,043,000    13,732,000     9,029,000

Basic earnings per share.....   -- As reported                          $       .91   $       .81    $      .64
                                -- Pro forma                                    .84           .77           .61

Diluted earnings per share...   -- As reported                          $       .88   $       .77    $      .61
                                -- Pro forma                                    .81           .73           .58


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

Recent Accounting Pronouncements. Statement of Financial Accounting Standards, or SFAS No. 143, "Accounting for Asset Retirement Obligations" requires the recognition of a liability for the estimated cost of disposal as part of the initial cost of a long-lived asset. The Company adopted SFAS No. 143 in 2003 and it did not have a material impact on its consolidated results of operations, financial position or cash flows.

                         A.C. MOORE ARTS & CRAFTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of commitment to an exit or disposal plan. This Statement also establishes that fair value is the objective for initial measurement of the liability. The adoption of this pronouncement did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities". FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of FIN 46 are effective for financial statements issued after January 31, 2003. The initial recognition provisions of FIN 46 are applicable immediately to new variable interests in variable interest entities created after January 31, 2003. For a variable interest in a variable interest entity created before February 1, 2003, the initial recognition provisions of FIN 46 are to be implemented no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The Company has determined that it does not have any variable interests in any variable interest entities. Therefore, no disclosure was required for the Form 10-K issued for the fiscal year ended December 31, 2002 and the adoption of the initial recognition provisions of FIN 46 did not have a material impact on the Company's financial position, results of operations, or cash flows.

FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", ("FIN45"), details the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has issued no guarantees, and therefore, the adoption of FIN 45 has not had a material impact on the Company's financial position, results of operations, or cash flows.

2.       Earnings Per Share

The following is a reconciliation of the denominators of the basic and diluted earnings per share computations:

                                              Year Ended December 31,
                                       -------------------------------------
                                        2003           2002            2001
                                       ------          ------         ------
                                                  (in thousands)
Basic..............................    19,113          17,862         14,874
Effect of dilutive options.........       616             966            631
                                       ------          ------         ------
Diluted............................    19,729          18,828         15,505
                                       ======          ======         ======

         Options whose exercise price is in excess of the average market price, 614,719 shares in 2003, 309,850 shares in 2002 and 406,700 shares in 2001, have not been considered as dilutive options.

                         A.C. MOORE ARTS & CRAFTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.       Property and Equipment

Property and equipment consists of:

                                                                 December 31,
                                                            -----------------------
                                                               2003          2002
                                                            ---------     ---------
                                                                 (in thousands)
Land.....................................................  $    2,238    $      200
Furniture, fixtures and equipment........................      54,138        44,602
Leasehold improvements...................................         480           492
Distribution Center under construction...................      15,399           820
Equipment for future stores..............................         711           287
Capital leases...........................................       4,715         4,715
                                                            ---------     ---------
                                                               77,681        51,116
Less:  Accumulated depreciation and amortization.........     (29,975)      (23,119)
                                                            ---------     ---------
                                                            $  47,706     $  27,997
                                                            =========     =========


4.   Financing Agreement

We currently have a $25.0 million line of credit agreement with Wachovia Bank, which expires on January 1, 2005. Borrowings under this line will bear interest at LIBOR plus 95 basis points.

On October 28, 2003 we signed two mortgage agreements with Wachovia Bank relating to the new corporate offices and distribution center. The mortgages make available $30.0 million and are secured by land, building, and equipment. Borrowings under the mortgages are repayable at between seven and 15 years and will bear interest rates that will vary between LIBOR plus 85 basis points and LIBOR plus 135 basis points, depending on the debt service coverage ratio and the length of the mortgage payment. We have the option of fixing the interest rate at any time.

The credit agreements contain certain financial covenants including those related to tangible net worth and funded debt. The Company was in compliance with these agreements at December 31, 2003. There were no amounts outstanding at December 31, 2003 under any of our financing agreements nor were there amounts outstanding at December 31, 2002 under the previous revolving line of credit.

5.       Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. As of December 31, 2003 and 2002, the deferred tax liability of $4,950,000 and $5,150,000, respectively is comprised principally of temporary differences related to depreciation.

                         A.C. MOORE ARTS & CRAFTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



A reconciliation of income tax expense at the federal income tax rate to the income tax provision is as follows:

                                                                      Year Ended December 31,
                                                               ----------------------------------------
                                                                 2003            2002            2001
                                                               --------        --------        --------
                                                                          (in thousands)
United States federal taxes at statutory rate........          $  9,805        $  8,332        $  5,410
State and local taxes, net...........................             1,172           1,002             514
Non-deductible stock option expense..................                --             105              --
Other................................................              (274)            (89)             27
                                                               --------        --------        --------
Income tax provision.................................          $ 10,703        $  9,350        $  5,951
                                                               ========        ========        ========

The income tax provision consists of the following:

                                                                      Year Ended December 31,
                                                               ----------------------------------------
                                                                 2003            2002            2001
                                                               --------        --------        --------
Current tax expense:
  Federal..............................................         $ 8,083        $  6,245        $  4,253
  State................................................           2,820           1,382             591
                                                               --------        --------        --------
     Total current.....................................        $ 10,903           7,627           4,844
                                                               --------        --------        --------
Deferred tax expense:
  Federal.............................................             (183)          1,564             909
  State..................................................           (17)            159             198
                                                               --------        --------        --------
     Total deferred....................................            (200)          1,723           1,107
                                                               --------        --------        --------
     Total income tax provision........................        $ 10,703        $  9,350        $  5,951
                                                               ========        ========        ========


6.       Shareholders' Equity

The Company has authorized 10,000,000 shares of undesignated preferred stock. The Company may issue preferred stock in one or more series by vote of its Board of Directors having the dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices and liquidation preferences approved by the Board of Directors.

On June 25, 2002 the Company's Board of Directors approved a two-for-one common stock split to shareholders of record as of the close of business on July 15, 2002. The shares were distributed on July 31, 2002. All references to the number of shares of Common Stock (except for shares authorized), per share prices, and earning per share amounts in the consolidated financial statements and related notes thereto have been adjusted to reflect the stock split on a retroactive basis, unless otherwise expressly stated.

Under the Company's Employee, Director and Consultant Stock Option Plan (the "1997 Plan"), the Company may grant up to 2,000,000 shares of common stock. Stock options expire ten years from the date of grant and vest ratably over a three year period. Shares available for future grants under the 1997 Plan amounted to 375 at December 31, 2003 and 42,528 at December 31, 2002.

                         A.C. MOORE ARTS & CRAFTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2002, the Company's Board of Directors adopted the Company's 2002 Stock Option Plan (the "2002 Plan"). This Plan was approved by majority shareholder vote at the Company's Annual Meeting of Shareholders on May 16, 2002. Under the 2002 Plan, the Company may grant up to 1,500,000 shares of common stock. Stock options expire ten years from the date of grant and vest ratably over a three year period. Shares available for future grants under the 2002 Plan amounted to 1,036,632 at December 31, 2003 and 1,292,150 at December 31, 2002.

For 2003, 2002 and 2001, the Company's stock option activity is summarized below:


                                                 2003                      2002                    2001
                                        ----------------------   ---------------------    --------------------
                                                     Weighted                Weighted                 Weighted
                                                      Average                Average                  Average
                                                     Exercise                Exercise                 Exercise
                                         Options       Price      Options      Price       Options     Price
                                        ---------    ---------   ---------   ---------    ---------   --------

Outstanding at beginning of year ....   1,798,275    $    7.48   1,752,708   $    5.02    1,582,566   $   3.61
Granted .............................     322,375        26.63     312,300       19.13      306,600       7.58
Forfeited ...........................      24,704        15.44      21,698        6.27       35,112       4.49
Exercised ...........................     551,494         4.93     245,035        4.82      101,346       4.33
                                        ---------    ---------   ---------   ---------    ---------   --------
Outstanding at end of year ..........   1,544,452    $   12.23   1,798,275   $    7.48    1,752,708   $   5.02
                                        =========    =========   =========   =========    =========   ========
Exercisable at end of year ..........     931,224    $    6.12   1,188,980   $    4.68    1,124,894   $   4.74
                                        =========    =========   =========   =========    =========   ========

         Also in 2002, options were exercised for 129,000 shares at an exercise price of $2.33 by a Board Member. These shares had been granted in 1995 in recognition of financial consulting services.

The following table summarizes information about stock options outstanding at December 31, 2003.


                                     Stock Options Outstanding                      Stock Options Exercisable
                            -----------------------------------------------      -----------------------------
                                      Weighted Average
  Range of Exercise                    Remaining Life      Weighted Average                   Weighted Average
       Prices               Shares        (Years)           Exercise Price        Shares       Exercise Price
  -----------------         ------    -----------------     --------------        ------       --------------

      2.88-3.94            395,226           6.1               $   3.49          395,226            $3.49
      4.50-5.45            290,650           4.3                   4.69          257,316             4.59
      7.10-8.32            241,837           6.6                   8.13          179,769             8.06
     10.00-14.03             2,020           8.4                  11.98              353            10.00
     19.11-21.64           295,794           8.6                  19.11           98,560            19.11
        26.67              318,925           9.7                  26.67               --            26.67
                         ---------           ---               --------          -------          -------
                         1,544,452           7.1               $  12.23          931,224          $  6.12
                         =========           ===               ========          =======          =======



7.       Retirement Plan

In January 1999 the Company established a 401(k) savings plan (the "401(k) Plan") for eligible team members. Participation in the 401(k) Plan is voluntary and available to any team member who is 21 years of age and has completed a three month eligibility period. Participants may elect to contribute up to 20% of their compensation. In accordance with the provisions of the 401(k) Plan, the Company makes a matching contribution to the account of each participant in an amount equal to 25% of the first 6% of eligible compensation contributed by each participant with a maximum match of $1,500. The Company's matching contribution expense for 2003, 2002 and 2001 was $287,000, $277,000, and $206,000,
respectively.

                         A.C. MOORE ARTS & CRAFTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.       Commitments and Contingencies

Commitments

The Company leases its retail stores, administrative offices and warehouse facilities and vehicles under noncancelable operating leases. The lease for the administrative offices and distribution center has an initial lease term of six years with a six-year renewal option. Most store leases have an average initial term of ten years, with two five year renewal options, and provide for predetermined escalations in future minimum annual rent or additional rent contingent upon store sales levels. The pro rata portion of scheduled rent escalations has been included in other long-term liabilities in the accompanying balance sheet. For the years 2003 and 2002 the amounts of accrued rent expense recognized over the amounts paid were $754,000 and $758,000, respectively, and has been included in other long-term liabilities in the accompanying consolidated balance sheet.

Rent expense under operating leases consists of:

                                            Year Ended December 31,
                                      --------------------------------------
                                       2003            2002           2001
                                      -------         -------        -------
                                                (in thousands)
Minimum rentals ..................    $23,503         $20,450        $16,124
Contingent payments ..............        107             148            150
                                      -------         -------        -------
                                      $23,610         $20,598        $16,274
                                      =======         =======        =======

As of December 31, 2003, the Company entered into ten leases for stores to open in 2004.

Future minimum lease payments (including those for unopened stores) as of December 31, 2003 for non-cancelable operating leases with terms in excess of one year are as follows (in thousands):

             2004....................................          $26,122
             2005....................................           26,384
             2006....................................           26,506
             2007....................................           25,732
             2008....................................           22,902
             Thereafter..............................           92,536
                                                              --------
             Total minimum future rentals............         $220,182
                                                              ========

         The Company is currently in the process of building a new distribution center and office complex which the Company plans to open in the second quarter of 2004. This new facility, which will be located near the Company's existing distribution center, will be 700,000 square feet for distribution and warehousing plus 60,000 square feet of office space. The total cost of the land and building for this facility is estimated to be $43.0 million. The Company believes that the new facility, when completed, will enable the Company to effectively service all of the Company's existing locations and a total of approximately 150 store locations within an 800-mile radius of the new distribution facility.

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

ITEM 9A. CONTROLS AND PROCEDURES.

         Our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to us during the period when our periodic reports are being prepared. Our management, with the participation of our chief executive officer and chief financial officer, also conducted an evaluation of our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), to determine whether any changes occurred during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there was no such change during the quarter ended December 31, 2003.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Incorporated by reference from our Proxy Statement relating to our 2004 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Form 10-K, except information concerning our executive officers which is set forth in Part I of this Annual Report on Form 10-K and which is incorporated herein by reference.

         Code of Ethics

         We have adopted a Code of Business Ethics and Conflict of Interest Policy that applies to all of our directors and employees including, without limitation, our principal executive officer, our principal financial officer, our principal accounting officer and all of our employees performing financial or accounting functions. Our Code of Business Ethics and Conflict of Interest Policy is posted on our website, www.acmoore.com, and may be found under the "Investor Relations" section in "Corporate Profile." Effective on or about May 1, 2004 it can be found under the "Investor Relations" section in "Corporate Governance." We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to a provision of our Code of Business Ethics and Conflict of Interest Policy by posting such information on our website at the location specified above.

ITEM 11.  EXECUTIVE COMPENSATION.

         Incorporated by reference from our Proxy Statement relating to our 2004 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         Incorporated by reference from our Proxy Statement relating to our 2004 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Form 10-K.

Equity Compensation Plan Information

The following table details information regarding our existing equity compensation plans as of December 31, 2003:


                                                                                                       (c)
                                                                                              Number of securities
                                                    (a)                                      remaining available for
                                            Number of securities             (b)              future issuance under
                                             to be issued upon        Weighted-average         equity compensation
                                                exercise of           exercise price of         plans (excluding
                                            outstanding options,    outstanding options,     securities reflected in
              Plan Category                 warrants and rights      warrants and rights           column (a))
              -------------                 --------------------    --------------------     ------------------------
Equity compensation plans approved by
  security holders (1)...................        1,544,452                 $12.23                   1,037,007
Equity compensation plans not approved
  by security holders....................                -                      -                           -
Total....................................        1,544,452                 $12.23                   1,037,007

____________________
(1) These plans are our 1997 Employee, Director and Consultant Stock Option Plan and our 2002 Stock Option Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Incorporated by reference from our Proxy Statement relating to our 2004 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Form 10-K.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         Incorporated by reference from our Proxy Statement relating to our 2004 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Form 10-K.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES. AND REPORTS ON FORM 8-K.

         (a) `The following documents are filed as part of this Annual Report on Form 10-K:

                  (1)      Financial Statements:

                           Report of Independent Auditors

                           Consolidated Balance Sheets at December 31, 2003 and 2002

                           Consolidated Statements of Income for each of the three years in the period ended December 31, 2003

                           Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended December 31, 2003

                           Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2003

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

         (b) Reports on Form 8-K filed or furnished in the quarter ended December 31, 2003:

                  8-K, Item 12, furnished on October 2, 2003 regarding a Company press release concerning earnings and other information.

                  8-K, Item 12, furnished on October 15, 2003 regarding a Company press release concerning earnings and other information.

                  8-K, Item 5, filed on November 19, 2003 regarding the plan of Mr. Leslie H. Gordon under Rule 10b5-1 under the Exchange Act.

         (c) Exhibits:

         Exhibit Number     Description
         --------------     -----------

         3.1(1)            Articles of Incorporation

         3.2(1)            Bylaws

         +10.1(1)          1997 Employee, Director and Consultant Stock Option
                           Plan

         +10.2(3)          2002 Stock Option Plan

         +10.3(1)          Form of Stock Option Award Agreement

         10.4(1) Tax Indemnification Agreement, dated July 22, 1997, among the Company, John E. Parker and William Kaplan

         10.5(2) Lease, dated August 14, 1995, between Freeport 130 L.L.C. and A.C. Moore, Inc.

         10.6(4) Second Amendment to Lease, dated as of March 25, 1998, between Freeport 130 L.L.C. and A.C. Moore, Inc.

         10.7(5) Employment Agreement, dated June 11, 2001, between Lawrence H. Fine and A.C. Moore, Inc.

         +10.8(6) Separation Agreement dated January 31, 2003 between Rex Rambo and the Company.

         10.9(7) Loan Agreement dated as of October 28, 2003, by and between Wachovia Bank, National Association and A.C. Moore Arts & Crafts, Inc., A.C. Moore Incorporated, Moorestown Finance, Inc., Blackwood Assets, Inc. and A.C. Moore Urban Renewal, LLC. A.C. Moore will furnish to the Securities and Exchange Commission a copy of any omitted exhibits or schedules upon request.

         10.10(7) Construction Loan Agreement dated as of October 28, 2003, by and between Wachovia Bank, National Association and A.C. Moore Arts & Crafts, Inc., A.C. Moore Incorporated, Moorestown Finance, Inc., Blackwood Assets, Inc. and A.C. Moore Urban Renewal, LLC. A.C. Moore will furnish to the Securities and Exchange Commission a copy of any omitted exhibits or schedules upon request.

         10.11(7) Mortgage, Assignment of Rents and Security Agreement and Financing Statement dated as of October 28, 2003, by and between A.C. Moore Urban Renewal, LLC and Wachovia Bank, National Association. A.C. Moore will furnish to the Securities and Exchange Commission a copy of any omitted exhibits upon request.

         21.1(4)           Subsidiaries of the Company

         23.1              Consent of PricewaterhouseCoopers LLP

         31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

         31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

         32 Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-------------------

+    Management contract or compensatory plan or arrangement.

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-32859), filed on August 5, 1997.

(2) Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No. 333-32859), filed on September 16, 1997.

(3) Incorporated by reference to the Company's definitive proxy statement filed on April 22, 2002.

(4) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1998.

(5) Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2001.

(6) Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 2003.

(7) Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 2003.

                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  A.C. MOORE ARTS & CRAFTS, INC.

Date: March 12, 2004                     By:  /s/ John E. Parker
                                              ----------------------------------
                                              John E. Parker
                                              Chief Executive Officer


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


              SIGNATURE                                   CAPACITY                            DATE
-----------------------------------------------------------------------------------------------------------

/s/ John E. Parker                      Chief Executive Officer and Director             March 12, 2004
----------------------------------      (Principal Executive Officer)
John E. Parker


/s/ Leslie H. Gordon                    Executive Vice President and Chief Financial     March 12, 2004
----------------------------------      Officer (Principal Financial and Accounting
Leslie H. Gordon                        Officer)


/s/ William Kaplan                      Chairman of the Board
----------------------------------                                                       March 12, 2004
William Kaplan


/s/ Lawrence H. Fine                    Director
----------------------------------                                                       March 12, 2004
Lawrence H. Fine


/s/ Richard Lesser                      Director
----------------------------------                                                       March 12, 2004
Richard Lesser


/s/ Richard J. Bauer                    Director
----------------------------------                                                       March 12, 2004
Richard J. Bauer


/s/ Richard J. Drake                    Director
----------------------------------                                                       March 12, 2004
Richard J. Drake


/s/ Eli J. Segal                        Director
----------------------------------                                                       March 12, 2004
Eli J. Segal


                                  EXHIBIT INDEX

         3.1(1)   Articles of Incorporation

         3.2(1)   Bylaws

         +10.1(1) 1997 Employee, Director and Consultant Stock Option Plan

         +10.2(3) 2002 Stock Option Plan

         +10.3(1) Form of Stock Option Award Agreement

         10.4(1) Tax Indemnification Agreement, dated July 22, 1997, among the Company, John E. Parker and William Kaplan

         10.5(2) Lease, dated August 14, 1995, between Freeport 130 L.L.C. and A.C. Moore, Inc.

         10.6(4) Second Amendment to Lease, dated as of March 25, 1998, between Freeport 130 L.L.C. and A.C. Moore, Inc.

         10.7(5) Employment Agreement, dated June 11, 2001, between Lawrence H. Fine and A.C. Moore, Inc.

         +10.8(6) Separation Agreement dated January 31, 2003 between Rex Rambo and the Company.

         10.9(7) Loan Agreement dated as of October 28, 2003, by and between Wachovia Bank, National Association and A.C. Moore Arts & Crafts, Inc., A.C. Moore Incorporated, Moorestown Finance, Inc., Blackwood Assets, Inc. and A.C. Moore Urban Renewal, LLC. A.C. Moore will furnish to the Securities and Exchange Commission a copy of any omitted exhibits or schedules upon request.

         10.10(7) Construction Loan Agreement dated as of October 28, 2003, by and between Wachovia Bank, National Association and A.C. Moore Arts & Crafts, Inc., A.C. Moore Incorporated, Moorestown Finance, Inc., Blackwood Assets, Inc. and A.C. Moore Urban Renewal, LLC. A.C. Moore will furnish to the Securities and Exchange Commission a copy of any omitted exhibits or schedules upon request.

         10.11(7) Mortgage, Assignment of Rents and Security Agreement and
                  Financing Statement dated as of October 28, 2003, by and between A.C. Moore Urban Renewal, LLC and Wachovia Bank, National Association. A.C. Moore will furnish to the Securities and Exchange Commission a copy of any omitted exhibits upon request.

         21.1(4)  Subsidiaries of the Company

         23.1     Consent of PricewaterhouseCoopers LLP

         31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

         31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

         32 Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
-------------------

+    Management contract or compensatory plan or arrangement.

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-32859), filed on August 5, 1997.

(2) Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No. 333-32859), filed on September 16, 1997.

(3) Incorporated by reference to the Company's definitive proxy statement filed on April 22, 2002.

(4) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1998.

(5) Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2001.

(6) Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 2003.

(7) Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 2003.