Form 10-Q
period 2004-03-31
A C MOORE ARTS & CRAFTS INC
filed 2004-05-10
CIK 1042809

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

           (Mark One)
           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                       OR

           |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                        Commission File Number: 000-23157

                         A.C. MOORE ARTS & CRAFTS, INC.
               -------------------------------------------------
               (Exact name of registrant as specified in charter)

               Pennsylvania                                 22-3527763
     --------------------------------                   ------------------
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                    Identification No.)

                    500 University Court, Blackwood, NJ 08012
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (856) 228-6700
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
              ------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          |X| Yes       |_| No

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                          |X| Yes       |_|  No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               CLASS                               OUTSTANDING AT MAY 6, 2004
   ---------------------------                     --------------------------
   Common Stock, no par value                             19,458,892

                         A.C. MOORE ARTS & CRAFTS, INC.

                                TABLE OF CONTENTS

                                                                                              PAGE
                                                                                             NUMBER
                                                                                             ------
PART I:  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Consolidated Balance Sheets as of March 31, 2004                               3
                  and December 31, 2003

                  Consolidated Statements of Income for the three                                4
                  Months ended March 31, 2004 and 2003

                  Consolidated Statements of Cash Flows for the three                            5
                  month periods ended March 31, 2004 and 2003

                  Notes to Consolidated Financial Statements                                     6

         Item 2.  Management's Discussion and Analysis of Financial                              8
                  Condition and Results of Operations

         Item 3.  Quantitative and Qualitative Disclosures About                                12
                  Market Risk

         Item 4.  Controls and Procedures                                                       12

PART II: OTHER INFORMATION

         Item 1.  Legal Proceedings                                                             13

         Item 2.  Changes in Securities, Use of Proceeds and Issuer
                  Purchases of Equity Securities                                                13

         Item 3.  Defaults Upon Senior Securities                                               13

         Item 4.  Submission of Matters to a Vote of Security Holders                           13

         Item 5.  Other Information                                                             13

         Item 6.  Exhibits and Reports on Form 8-K                                              13

SIGNATURES                                                                                      14


                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         A.C. MOORE ARTS & CRAFTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                               March 31,            December 31,
                                                                                 2004                  2003
                                                                              -----------           ------------
                                                                              (unaudited)
                  ASSETS
Current assets:
     Cash and cash equivalents                                                 $   35,701            $    43,700
     Marketable securities                                                          7,525                    ---
     Inventories                                                                  124,624                121,493
     Prepaid expenses and other current assets                                      3,368                  2,962
                                                                               ----------            -----------
                                                                                  171,218                168,155

     Marketable securities                                                          6,299                 14,132
     Property and equipment, net                                                   59,850                 47,706
     Other assets                                                                   1,807                  1,801
                                                                               ----------            -----------
                                                                               $  239,174            $   231,794
                                                                               ==========            ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of capital leases                                         $      255            $       504
     Trade accounts payable                                                        35,281                 33,558
     Accrued payroll and payroll taxes                                              2,598                  4,501
     Accrued expenses                                                              11,373                 10,015
     Income taxes payable                                                           1,501                  6,826
                                                                               ----------            -----------
                                                                                   51,008                 55,404
                                                                               ----------            -----------
Long-term liabilities:
     Long-term debt                                                                10,000                    ---
     Deferred tax liability                                                         4,950                  4,950
     Other long-term liabilities                                                    4,975                  4,729
                                                                               ----------            -----------
                                                                                   19,925                  9,679
                                                                               ----------            -----------
                                                                                   70,933                 65,083
                                                                               ----------            -----------
SHAREHOLDERS' EQUITY
Preferred stock, no par value, 10,000,000 shares
     authorized, none issued

Common stock, no par value, 40,000,000 shares
     authorized; issued and outstanding 19,382,593 shares at
     March 31, 2004 and 19,357,541 at December 31, 2003                           105,349                105,023

Retained earnings                                                                  62,892                 61,688
                                                                               ----------            -----------
                                                                                  168,241                166,711
                                                                               ----------            -----------
                                                                               $  239,174            $   231,794
                                                                               ==========            ===========


                 See accompanying notes to financial statements

                         A.C. MOORE ARTS & CRAFTS, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                              Three months ended
                                                                   March 31,
                                                         -----------------------------
                                                             2004              2003
                                                         -----------     -------------
Net sales                                                $   111,469     $    91,952

Cost of sales (including buying and
  distribution costs)                                         69,539          58,417
                                                         -----------     -----------
Gross margin                                                  41,930          33,535
Selling, general and administrative expenses                  39,526          32,585
Store pre-opening expenses                                       566             379
                                                         -----------     -----------
Income from operations                                         1,838             571
    Net interest (income)                                       (120)           (109)
                                                         -----------     -----------
Income before income taxes                                     1,958             680
    Provision for income taxes                                   754             260
                                                         -----------     -----------
Net income                                               $     1,204     $       420
                                                         ===========     ===========

Basic net income per share                               $     0.06      $      0.02
                                                         ===========     ===========

Weighted average shares outstanding                       19,370,097      18,834,421
                                                         ===========     ===========

Diluted net income per share                             $      0.06     $      0.02
                                                         ===========     ===========

Weighted average shares outstanding
  plus impact of stock options                            20,043,225      19,603,345
                                                         ===========     ===========



                 See accompanying notes to financial statements

                         A.C. MOORE ARTS & CRAFTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)


                                                                                     Three Months Ended
                                                                                         March 31,
                                                                            -----------------------------------
                                                                                2004                  2003
                                                                            ------------          -------------
Cash flows from operating activities:
Net income                                                                  $     1,204            $       420

Adjustments to reconcile net income to net cash
    (used in) operating activities:
    Depreciation and amortization                                                 1,878                  1,634
    Changes in assets and liabilities:
       Inventories                                                               (3,131)                (6,500)
       Prepaid expenses and other current assets                                   (406)                  (293)
       Accounts payable, accrued payroll
         payroll taxes and accrued expenses                                       1,178                  4,270
       Income taxes payable                                                      (5,140)                (2,884)
       Other long-term liabilities                                                  246                    142
       Other assets                                                                  (6)                    10
                                                                             ----------            -----------
Net cash (used in) operating activities                                          (4,177)                (3,201)
                                                                             ----------            -----------

Cash flows from investing activities:
    Capital expenditures                                                        (14,022)                (2,464)
    Investment in marketable securities                                             308                 (1,461)
                                                                             ----------            -----------
Net cash (used in) investing activities                                         (13,714)                (3,925)
                                                                             ----------            -----------

Cash flows from financing activities:
    Exercise of stock options                                                       141                    331
    Increase in long-term debt                                                   10,000                      -
    Repayment of equipment leases                                                  (249)                  (340)
                                                                             ----------            -----------
Net cash provided by (used in) financing activities                               9,892                     (9)
                                                                             ----------            -----------

Net (decrease) in cash                                                           (7,999)                (7,135)

Cash and cash equivalents at beginning of period                                 43,700                 61,584
                                                                             ----------            -----------

Cash and cash equivalents at end of period                                   $   35,701            $    54,449
                                                                             ==========            ===========


                 See accompanying notes to financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) Basis of Presentation

The consolidated financial statements included herein include the accounts of A.C. Moore Arts & Crafts, Inc. and its wholly owned subsidiaries (collectively the "Company"). The Company is a chain of 84 retail stores selling arts and crafts merchandise. The stores are located throughout the eastern United States.

These financial statements have been prepared by management without audit and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Due to the seasonality of the Company's business, the results for the interim periods are not necessarily indicative of the results for the year. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. In the opinion of management, all such adjustments are of a normal and recurring nature.

(2) Management Estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported period and related disclosures. Significant estimates made as of and for the three months ended March 31, 2004 and 2003 include provisions for shrinkage, capitalized buying, warehousing and distribution costs related to inventory, and markdowns of merchandise inventories. Actual results could differ materially from those estimates.

(3) Marketable Securities

Marketable securities represent investments in fixed financial instruments, are classified as held-to-maturity and recorded at amortized cost.

(4) Change in Accounting Principle

For all vendor contracts entered into or modified after December 31, 2002, the Company has adopted the Emerging Issues Task Force (EITF) 02-16, Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor. EITF 02-16 addresses the accounting for cash consideration received by a customer from a vendor (e.g., slotting fees, cooperative advertising payments, buydowns) and rebates or refunds from a vendor that is payable only if the customer completes a specified cumulative level of purchases or remains a customer for a specified time period. The change in accounting means that vendor monies which support the Company's advertising programs are now being recorded as a reduction in the cost of inventory, and are recognized as a reduction of cost of goods sold when the inventory is sold. Previously, they were accounted for as an offset to advertising costs. This accounting change results in a timing difference as to when these monies are recognized in the Company's income statement. The prospective adoption of EITF 02-16 reduced the Company's first quarter net income by $1.0 million or $0.05 per share. The change increased gross margin by $1.1 million, increased selling, general and administrative costs by $2.7 million, and decreased inventory by $1.6 million.

(5) Stock-Based Compensation

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

Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant date for awards under those plans, consistent with the requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," net income and earnings per share would have been reduced to the following pro-forma amounts:

                                                                      THREE MONTHS ENDED MARCH 31,
                                                                      ----------------------------
                                                                         2004            2003
                                                                      -----------     -----------
Net income...........................     As reported                 $ 1,204,000     $  420,000
                                          Compensation cost, net          438,000        277,000
                                          Pro forma                       766,000        143,000

Basic earnings per share.............     As reported                 $       .06     $      .02
                                          Pro forma                           .04            .01

Diluted earnings per share...........     As reported                 $       .06     $      .02
                                          Pro forma                           .04            .01

The pro forma results may not be representative of the effects on reported operations for future years. The fair value of the options was calculated using a Black-Scholes options pricing model with the following weighted-average assumptions: risk-free interest rate of 3.2% for 2003, 4.1% for 2002, 5.1% for 2001, 6.3% for 2000 and; no dividend yield; and a weighted average expected life of the options of 4.5 years for 2003 and seven years for 2002, 2001 and 2000. In accordance with the provisions of SFAS No. 123 the expected stock price volatility was 56.0% for 2003, 45.2% for 2002, 48.4% for 2001, and 46.6% for
2000.

The weighted average shares outstanding includes the impact of stock options in the amount of 673,128 for the first quarter of 2004 and 768,924 for the first quarter of 2003. The number of options excluded from the calculation because the options' exercise price was greater than the average market price of the common shares was 316,725 shares in 2004 and 316,350 shares in 2003.

(6) Long-Term Debt

On October 28, 2003 we signed two mortgage agreements with Wachovia Bank relating to the new corporate offices and distribution center. The mortgages make available $30.0 million and are secured by land, building, and equipment. Borrowings under the mortgages are repayable at between seven and 15 years and will bear interest rates that will vary between LIBOR plus 85 basis points and LIBOR plus 135 basis points, depending on the debt service coverage ratio and the length of the mortgage payment. We have the option of fixing the interest rate at any time. At March 31, 2004 there was $10.0 million outstanding under these mortgages.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains certain forward-looking statements. These forward-looking statements do not constitute historical facts and involve risks and uncertainties. Actual results could differ materially from those referred to in the forward-looking statements due to a number of factors, including, but not limited to, the following: the impact of the adoption of EITF Issue 02-16, customer demand, the effect of economic conditions, the impact of adverse weather conditions, the impact of competitors' locations or pricing, the availability of acceptable real estate locations for new stores, difficulties with respect to new information system technologies, supply constraints or difficulties, the effectiveness of advertising strategies and the impact of the threat of terrorist attacks and war. For additional information concerning factors that could cause actual results to differ materially from the information contained herein, reference is made to the information under the heading "Cautionary Statement Relating to Forward-Looking Statements" in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

Starting in 2004, vendor monies which support our advertising programs are now being recorded as a reduction in the cost of inventory, and are being recognized as a reduction to cost of goods sold when the inventory is sold. Through 2003, they were accounted for as an offset to advertising costs. This accounting change results in a timing difference as to when these monies are recognized in our income statement. The accounting change related to the adoption of EITF 02-16 reduced our first quarter net income by $1.0 million or $0.05 per share.

The Financial Accounting Standards Board is working on a project to develop a new standard for accounting for stock-based compensation. Tentative decisions by the FASB indicate that expensing of stock options will be required beginning January 1, 2005. The FASB issued an exposure draft, which is subject to public comment, in the first quarter 2004 and expects to issue its final standard in the second half of 2004.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales and the number of stores open at the end of each such period:

                                                                 Three months ended March 31,
                                                                 ----------------------------
                                                                     2004           2003
                                                                 -----------     -----------
Net sales.................................................          100.0%         100.0%

Cost of Sales.............................................           62.4%          63.5%
                                                                   ------         ------

Gross margin..............................................           37.6%          36.5%
Selling, general and administrative expenses..............           35.4%          35.4%
Store pre-opening expenses................................            0.5%           0.4%
                                                                   ------         ------
Income from operations....................................            1.7%           0.7%
Net interest (income).....................................           (0.1)%         (0.1)%
                                                                   ------         ------

Income before income taxes................................            1.8%           0.8%
Income tax expense........................................            0.7%           0.3%
                                                                   ------         ------
Net income................................................            1.1%           0.5%
                                                                   ======         ======

Number of stores open at end of period....................             84             73

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

         NET SALES. Net sales increased $19.5 million, or 21.2%, to $111.5 million in the three months ended March 31, 2004 from $92.0 million in the comparable 2003 period. This increase is comprised of (i) net sales of $1.7 million from three new stores opened in 2004, (ii) net sales of $9.2 million from stores opened in 2003 not included in the comparable store base, and (iii) a comparable store sales increase of $8.6 million, or 9.4%. Sales during the quarter ended March 31, 2004 benefited from positive weather conditions compared with the quarter ended March 31, 2003. Stores are added to the comparable store base at the beginning of the fourteenth full month of operation.

         GROSS MARGIN. Gross margin is net sales minus the cost of merchandise and certain distribution and purchasing costs. The gross margin increased to 37.6% of net sales in the three months ended March 31, 2004 from 36.5% in the three months ended March 31, 2003. The impact of the change in accounting in accordance with EITF 02-16 represented 1.0 percentage point of the 1.1% increase. The remaining difference is due to less aggressive promotions then occurred last year.

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

         Selling, general and administrative expenses increased $6.9 million, or 21.3%, in the three months ended March 31, 2004 to $39.5 million from $32.6 million in the three months ended March 31, 2003. Of the increase $2.7 million represents the impact of the accounting change in accordance with EITF 02-16.

The remainder of the increase is principally accountable from stores opened in 2004 which were not open during 2003 and the stores opened in 2003 not in the comparable store base. As a percentage of sales, selling, general and administrative costs was 35.4% of net sales in both the three months ended March 31, 2004 and March 31, 2003. The impact of the accounting change was 2.4% of net sales. Other selling, general and administrative costs decreased 2.4% in the three months ended March 31, 2004 compared with the three months ended March 31, 2003. This decrease came from leveraging our store costs due to our sales increase and leveraging our corporate office costs over a greater sales base. Corporate office costs were reduced to 3.9% of sales in the three months ended March 31, 2004 compared with 4.1% in the same period in the prior year.

         STORE PRE-OPENING EXPENSES. We expense store pre-opening expenses as incurred. Pre-opening expenses for the three new stores opened in the first quarter of 2004 and the store we relocated amounted to $566,000. In the first quarter of 2003, we incurred store pre-opening expenses of $379,000 related to the two stores opened in that quarter.

         NET INTEREST (INCOME). In the first quarter of 2004, we had net interest income of $120,000 compared with net interest income of $109,000 in 2003.

         INCOME TAXES. Our effective income tax rate was 38.5% for the first quarter ended March 31, 2004 and 38.2% for the first quarter ended March 31, 2003.


LIQUIDITY AND CAPITAL RESOURCES

        Our cash is used primarily for working capital to support inventory requirements and capital expenditures, pre-opening expenses and beginning inventory for new stores. In recent years, we have financed our operations and new store openings primarily with cash from operations, the net proceeds we received from our initial public offering in 1997 and from a secondary offering in 2002. In the first quarter of 2004 we began borrowing monies under two mortgage agreements we have with Wachovia Bank to finance our new corporate offices and distribution center.

        At March 31, 2004 and December 31, 2003 our working capital was $120.2 million and $112.8 million, respectively. Cash used in operations was $4.2 million for the three months ended March 31, 2004 as a result of an increase in inventory of $3.1 million to support the new stores and a reduction in income tax payables of $5.1 million.

        Net cash used in investing activities during the three months ended March 31, 2004 was $13.7 million, $14.0 million for capital expenditures. In 2004, we expect to spend approximately $39.0 million on capital expenditures, which includes approximately $27.0 million related to the building, equipment and systems for our new distribution center, $8.0 million for new store openings, and the remainder for remodeling existing stores, upgrading systems in existing stores, and corporate systems development. The total cost of the new distribution center is estimated to be $44.0 million.

        On October 28, 2003 we signed two mortgage agreements with Wachovia Bank relating to the new corporate offices and distribution center. The mortgages make available $30.0 million and are secured by land, building, and equipment. Borrowings under the mortgages are repayable at between seven and 15 years and will bear interest rates that will vary between LIBOR plus 85 basis points and LIBOR plus 135 basis points, depending on the debt service coverage ratio and the length of the mortgage payment. We have the option of fixing the interest rate at any time. At March 31, 2004 there was $10.0 million outstanding under these mortgages.

         We currently have a $25.0 million line of credit agreement with Wachovia Bank, which expires on January 1, 2005. Borrowing under this line will bear interest at LIBOR plus 95 basis points. At March 31, 2004 there were no borrowings outstanding under this agreement.

        We believe the cash generated from operations during the year, funds received through the financing of the new distribution center and available borrowings under the credit agreement (which we intend to renew) will be sufficient to finance our working capital and capital expenditure requirements for at least the next 12 months.


CHANGE IN ACCOUNTING PRINCIPLE

         The costs incurred for advertising are expensed the first time the advertising takes place, and are offset by re-imbursements received under cooperative advertising programs with certain vendors. Co-op advertising funds are only recognized when we have performed our contractual obligation under a co-op advertising agreement.

        For all vendor contracts entered into or modified after December 31, 2002, the Company has adopted Emerging Issues Task Force (EITF) 02-16, Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor. EITF 02-16 addresses the accounting for cash consideration received by a customer from a vendor (e.g., slotting fees, cooperative advertising payments, buydowns) and rebates or refunds from a vendor that is payable only if the customer completes a specified cumulative level of purchases or remains a customer for a specified time period. The change in accounting means that vendor monies which support our advertising programs are now being recorded as a reduction in the cost of inventory, and are recognized as a reduction of cost of goods sold when the inventory is sold. Previously, they were accounted for as an offset to advertising costs. This accounting change results in a timing difference as to when these monies are recognized in our income statement. The adoption of EITF 02-16 reduced our first quarter net income by $1.0 million or $0.05 per share. For the full year 2004, we estimate that the change in the timing of income recognition will reduce EPS by approximately $0.12 per share.

         The adoption of this issue does not change the ultimate cash to be received under these agreements, only the timing of when it is reflected in our net income.

CRITICAL ACCOUNTING ESTIMATES

         Except for the change in accounting principle described above, our accounting policies are fully described in Note 1 of our notes to consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2003. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from those estimates. Management makes adjustments to its assumptions and judgments when facts and circumstances dictate. The amounts currently estimated by us are subject to change if different assumptions as to the outcome of future events were made. We evaluate our estimates and judgments on an ongoing basis and predicate those estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Management believes the following critical accounting estimates encompass the more significant judgments and estimates used in preparation of our consolidated financial statements:

         o  merchandise inventories;

         o  impairment of long-lived assets;
         o  income taxes; and
         o  other estimates.

The foregoing critical accounting estimates are more fully described in our annual report on Form 10-K for the fiscal year ended December 31, 2003. During the quarter ended March 31, 2004, we did not make any material changes to our estimates or methods by which estimates are derived with regard to our critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not Applicable.


ITEM 4. CONTROLS AND PROCEDURES

         Our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to us during the period when our periodic reports are being prepared. During the quarter ended March 31, 2004, there has not occurred any change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        Not Applicable.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASERS OF EQUITY SECURITIES

        Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5. OTHER INFORMATION

        Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits.

           31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act").

           31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

           32 Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

       (b) Reports on Form 8-K furnished in the quarter ended March 31, 2004:

             8-K, Item 12, furnished on January 8, 2004 regarding a Company press release concerning earnings and other information.

             8-K, Item 12, furnished on February 25, 2004 regarding a Company press release concerning earnings and other information.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         A.C. MOORE ARTS & CRAFTS, INC.


Date: May 7, 2004                        By: /s/ John E. Parker
                                             ----------------------------------
                                              John E. Parker
                                              Chief Executive Officer
                                              (duly authorized officer and
                                              principal executive officer)

Date: May 7, 2004                        By: /s/ Leslie H. Gordon
                                             ----------------------------------
                                              Leslie H. Gordon
                                              Executive Vice President
                                              and Chief Financial Officer
                                              (duly authorized officer
                                              and principal financial officer)

                                  Exhibit Index
                                  -------------

Exhibit No.                        Description
-----------                        -----------
31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

32 Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.