Form 10-Q
period 2004-06-30
A C MOORE ARTS & CRAFTS INC
filed 2004-08-09
CIK 1042809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 000-23157

A.C. MOORE ARTS & CRAFTS, INC.

(Exact name of registrant as specified in charter)

Pennsylvania	22-3527763

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

500 University Court, Blackwood, NJ 08012

(Address of principal executive offices) (Zip Code)

(856) 228-6700

(Registrant’s telephone number, including area code)

N/A

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

      Yes                    No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

      Yes                    No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 6, 2004

Common Stock, no par value	19,496,015

Back to Contents

A.C. MOORE ARTS & CRAFTS, INC.

TABLE OF CONTENTS

Page Number

PART I:      FINANCIAL INFORMATION

PART II: OTHER INFORMATION

Back to Contents

PART I FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30, 2004	December 31, 2003

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,013	$43,700
Marketable securities	13,396	—
Inventories	123,416	121,493
Prepaid expenses and other current assets	5,592	2,962

	176,417	168,155
Non-current assets:
Marketable securities	—	14,132
Property and equipment, net	72,746	47,706
Other assets	1,768	1,801

	$250,931	$231,794
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,930	$504
Trade accounts payable	27,537	33,558
Accrued payroll and payroll taxes	3,747	4,501
Accrued expenses	8,733	10,015
Income taxes payable	640	6,826

	42,587	55,404
Long-term liabilities:
Long-term debt	28,070	—
Deferred tax liability	5,367	4,950
Other long-term liabilities	5,241	4,729

	38,678	9,679

	81,265	65,083
SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 10,000,000 shares
authorized, none issued
Common stock, no par value, 40,000,000 shares
authorized; issued and outstanding 19,467,615 shares at
June 30, 2004 and 19,357,541 at December 31, 2003	106,399	105,023

Retained earnings	63,267	61,688

	169,666	166,711

	$250,931	$231,794

See accompanying notes to financial statements

Back to Contents

A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED STATEMENT OF INCOME
(dollars in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,

	2004	2003	2004	2003

Net sales	$101,194	$93,686	$212,663	$185,638

Cost of sales (including buying and distribution costs)	61,852	58,893	131,391	117,310

Gross margin	39,342	34,793	81,272	68,328
Selling, general and administrative expenses	38,603	32,838	78,129	65,424
Store pre-opening expenses	253	372	819	750

Income from operations	486	1,583	2,324	2,154
Net interest (income)	(123)	(118)	(243)	(227)

Income before income taxes	609	1,701	2,567	2,381
Provision for income taxes	234	650	988	910

Net income	$375	$1,051	$1,579	$1,471

Basic net income per share	$0.02	$0.06	$0.08	$0.08

Weighted average shares outstanding	19,438,837	19,033,158	19,407,541	18,939,205

Diluted net income per share	$0.02	$0.05	$0.08	$0.07

Weighted average shares outstanding plus impact of stock options	20,108,417	19,762,411	20,044,554	19,620,269

See accompanying notes to financial statements

Back to Contents

A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,

	2004	2003

Cash flows from operating activities:
Net income	$1,579	$1,471

Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation and amortization	3,764	3,297
Provision for deferred income taxes	417	700
Changes in assets and liabilities:
Inventories	(1,923)	(6,386)
Prepaid expenses and other current assets	(2,630)	(1,860)
Accounts payable, accrued payroll payroll taxes and accrued expenses	(8,057)	(1,436)
Income taxes payable	(5,304)	(2,141)
Other long-term liabilities	512	318
Other assets	33	30

Net cash used in operating activities	(11,609)	(6,007)

Cash flows from investing activities:
Capital expenditures	(28,804)	(5,759)
Investment in marketable securities	736	(14,189)

Cash flows used in investing activities	(28,068)	(19,948)

Cash flows from financing activities:
Exercise of stock options	494	1,559
Increase in long-term debt	30,000	—
Repayment of capital leases	(504)	(685)

Net cash provided by financing activities	29,990	874

Net decrease in cash	(9,687)	(25,081)

Cash and cash equivalents at beginning of period	43,700	61,584

Cash and cash equivalents at end of period	$34,013	$36,503

See accompanying notes to financial statements

Back to Contents

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)      Basis of Presentation

The consolidated financial statements included herein include the accounts of A.C. Moore Arts & Crafts, Inc. and its wholly owned subsidiaries (collectively the “Company”). The Company is a chain of 84 retail stores selling arts and crafts merchandise. The stores are located throughout the eastern United States.

These financial statements have been prepared by management without audit and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Due to the seasonality of the Company’s business, the results for the interim periods are not necessarily indicative of the results for the year. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. In the opinion of management, all such adjustments are of a normal and recurring nature.

(2)      Management Estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported period and related disclosures. Significant estimates made as of and for the three and six month periods ended June 30, 2004 and 2003 include provisions for shrinkage, capitalized buying, warehousing and distribution costs related to inventory, and markdowns of merchandise inventories. Actual results could differ materially from those estimates.

(3)      Marketable Securities

Marketable securities represent investments in fixed financial instruments, are classified as held-to-maturity and recorded at amortized cost. Securities with maturities in excess of 12 months are classified as long-term.

(4)      Change in Accounting Principle

For all vendor contracts entered into or modified after January 1, 2003, the Company has adopted the Emerging Issues Task Force (EITF) 02-16, Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor. EITF 02-16 addresses the accounting for cash consideration received by a customer from a vendor (e.g., slotting fees, cooperative advertising payments, buydowns) and rebates or refunds from a vendor that is payable only if the customer completes a specified cumulative level of purchases or remains a customer for a specified time period. The change in accounting means that vendor monies which support the Company’s advertising programs are now being recorded as a reduction in the cost of inventory, and are recognized as a reduction of cost of goods sold when the inventory is sold. Previously, they were accounted for as an offset to advertising costs. This accounting change results in a timing difference as to when these monies are recognized in the Company’s income statement. The prospective adoption of EITF 02-16 reduced the Company’s second quarter net income by $0.6 million or $0.03 per share and the six months net income by $1.7 million or $0.08 per share. In the second quarter, the change increased gross margin by $2.0 million, increased selling, general and administrative costs by $3.1 million, and decreased inventory by $1.1 million. For the six months, the change increased gross margin by $3.1 million, increased selling, general and administrative costs by $5.8 million, and decreased inventory by $2.7 million.

Back to Contents

(5)       Stock-Based Compensation

The Company accounts for its employee stock options using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Compensation cost for stock options is measured as the excess of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock.

Had compensation cost for the Company’s stock-based compensation plan been determined based on the fair value at the grant date for awards under those plans, consistent with the requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” net income and earnings per share would have been reduced to the following pro-forma amounts:

		Three Months Ended		Six Months Ended
		June 30,		June 30,

		2004	2003	2004	2003

Net income	As reported	$375,000	$1,051,000	$1,579,000	$1,471,000
	Compensation cost, net	433,000	277,000	872,000	554,000
	Pro forma	(58,000)	774,000	707,000	917,000

Basic earnings per share	As reported	$.02	$.06	$.08	$.08
	Pro forma	.00	.04	.04	.05

Diluted earnings per share	As reported	$.02	$.05	$.08	$.07
	Pro forma	.00	.04	.04	.05

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

The weighted average shares outstanding includes the impact of stock options in the amount of 669,580 and 729,253 for the second quarter of 2004 and 2003, respectively, and 637,013 and 681,064 for the first six months of 2004 and 2003, respectively. The number of options excluded from the calculation because the options’ exercise price was greater than the average market price of the common shares was 315,350 shares in the first six months of 2004 and 306,350 shares in both the second quarter and six months of 2003. No shares were excluded from the calculations for the three months ended June 30, 2004.

(6)      Long-Term Debt

On October 28, 2003 we signed two mortgage agreements with Wachovia Bank relating to the new corporate offices and distribution center. The mortgages totaling $30.0 million, all of which was outstanding at June 30, 2004, are secured by land, building, and equipment. Of the $30 million, $22.5 million is repayable over 15 years and $7.5 million is repayable over 7 years. Monthly payments totaling $214,000 are anticipated to start in October 2004. The mortgages bear interest at rates that will vary between LIBOR plus 85 basis points and LIBOR plus 135 basis points, depending on the debt service coverage ratio and the length of the mortgage payment. We have the option of fixing the interest rate at any time. The mortgages contain certain financial covenants including those relating to tangible net worth, funded debt and current ratio. The Company was in compliance with these agreements at June 30, 2004.

Back to Contents

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains certain forward-looking statements. These forward-looking statements do not constitute historical facts and involve risks and uncertainties. Actual results could differ materially from those referred to in the forward-looking statements due to a number of factors, including, but not limited to, the following: the impact of the adoption of EITF Issue 02-16, customer demand, the effect of economic conditions, the impact of adverse weather conditions, the impact of competitors’ locations or pricing, the availability of acceptable real estate locations for new stores, difficulties with respect to new information system technologies, supply constraints or difficulties, the effectiveness of advertising strategies and the impact of the threat of terrorist attacks and war. For additional information concerning factors that could cause actual results to differ materially from the information contained herein, reference is made to the information under the heading “Cautionary Statement Relating to Forward-Looking Statements” in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

Starting in 2004, vendor monies which support our advertising programs are now being recorded as a reduction in the cost of inventory, and are being recognized as a reduction to cost of goods sold when the inventory is sold. Through 2003, they were accounted for as an offset to advertising costs. This accounting change results in a timing difference as to when these monies are recognized in our income statement. The accounting change related to the adoption of EITF 02-16 reduced our second quarter net income by $0.6 million or $0.03 per share. For the six months, the accounting change reduced our net income by $1.7 million or $0.08 per share.

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

Back to Contents

Subsequent event:

On July 27, 2004 a section of the roof on the Company’s Blackwood, NJ warehouse and corporate headquarters facility collapsed. The facility employs over 150 team members, none of whom were injured in the incident.

At the time of the incident, the Company had been in the process of constructing a new distribution center in Winslow Township, NJ, less than 9 miles away from the Blackwood facility and the move to the Winslow facility was underway. The move of the offices was expedited and completed on August 4th.

The damage to the Blackwood facility was such that the Company was unable to access inventory in the entire building for one week. At the time of the incident, the facility was holding an estimated $15.0 million of inventory. As of August 6, 2004, $2.5 million of the inventory is still unavailable as approximately 25% of the building is unsafe, and an additional $4.2 million in inventory is currently being relocated to the new distribution center. The remaining inventory in the Blackwood facility is available for shipping to the stores as required.

Two-thirds of the Company’s merchandise in its stores is delivered directly from vendors without going through the Company’s distribution facility, and the Company believes that any disruption in the supply of merchandise to the stores due to the unavailability of Company inventory is temporary. As a result, the Company believes there could be some impact on sales for several weeks but, as management believes the Company is adequately covered by insurance, they anticipate that there will be no material adverse financial impact.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales and the number of stores open at the end of each such period:

	Three months ended		Six months ended
	June 30,		June 30,

	2004	2003	2004	2003

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.1%	62.9%	61.8%	63.2%

Gross margin	38.9%	37.1%	38.2%	36.8%
Selling, general and administrative expenses	38.1%	35.0%	36.7%	35.2%
Store pre-opening expenses	0.3%	0.4%	0.4%	0.4%

Income from operation	0.5%	1.7%	1.1%	1.2%
Net interest (income) expense	(0.1)%	(0.1)%	(0.1)%	(0.1)%

Income before income taxes	0.6%	1.8%	1.2%	1.3%
Income tax expense	0.2%	0.7%	0.5%	0.5%

Net income	0.4%	1.1%	0.7%	0.8%

Number of stores open at end of period	84	74

Back to Contents

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

     Net Sales. Net sales increased $7.5 million, or 8.0%, to $101.2 million in the three months ended June 30, 2004 from $93.7 million in the comparable 2003 period. This increase is comprised of (i) net sales of $2.3 million from three new stores opened in 2004, (ii) net sales of $6.3 million from stores opened in 2003 not included in the comparable store base, and (iii) a comparable store sales decrease of $1.1 million, or 1%. Sales during the quarter ended June 30, 2004 were impacted by negative weather conditions compared with the quarter ended June 30, 2003. Stores are added to the comparable store base at the beginning of the fourteenth full month of operation.

     Gross Margin. Gross margin is net sales minus the cost of merchandise and certain distribution and purchasing costs. The gross margin increased to 38.9% of net sales in the three months ended June 30, 2004 from 37.1% in the three months ended June 30, 2003. The impact of the change in accounting in accordance with EITF 02-16 represented an increase of 2.1%. Additional distribution costs associated with the move to our new distribution center and corporate office complex impacted gross margin by 0.7%. The remaining difference of 0.4% is due to the mix of merchandise sold.

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

     Selling, general and administrative expenses increased $5.8 million, or 17.6%, in the three months ended June 30, 2004 to $38.6 million from $32.8 million in the three months ended June 30, 2003. Of the increase $3.1 million represents the impact of the accounting change in accordance with EITF 02-16. The remainder of the increase is principally accountable from stores opened in 2004 and the stores opened in 2003 not in the comparable store base. As a percentage of sales, selling, general and administrative costs was 38.1% and 35.0% of net sales in the three months ended June 30, 2004 and June 30, 2003, respectively. The impact of the accounting change was 3.1% of net sales. As a percentage of sales, other selling, general and administrative costs for the three months ended June 30, 2004 were comparable to the three months ended June 30, 2003.

     Store Pre-Opening Expenses. We expense store pre-opening expenses as incurred. Pre-opening expenses for the store we relocated in the second quarter of 2004 and the stores we opened in July 2004 amounted to $253,000. In the second quarter of 2003, we incurred store pre-opening expenses of $372,000 related to the store opened in that quarter and the two stores opened in July 2003.

     Net Interest (Income). In the second quarter of 2004, we had net interest income of $123,000 compared with net interest income of $118,000 in 2003.

     Income Taxes. Our effective income tax rate was 38.5% for the second quarter ended June 30, 2004 and 38.2% for the second quarter ended June 30, 2003.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

     Net Sales. Net sales increased $27.1 million, or 14.6%, to $212.7 million in the six months ended June 30, 2004 from $185.6 million in the comparable 2003 period. This increase is comprised of (i) net sales of $4.0 million from three new stores opened in 2004, (ii) net sales of $15.6 million from stores opened in 2003 not included in the comparable store base, and (iii) a comparable store sales increase of $7.5 million, or 4%. Sales during the six months ended June 30, 2004 benefited from positive weather conditions in the first quarter but were negatively impacted by weather conditions in the second quarter compared with the comparable periods in 2003.

Back to Contents

     Gross Margin. The gross margin increased to 38.2% of net sales in the six months ended June 30, 2004 from 36.8% in the six months ended June 30, 2003. The impact of the change in accounting in accordance with EITF 02-16 generated an increase of 1.5%. Additional distribution costs impacted the margin negatively by 0.4%. There was a 0.3% increase due to the mix of merchandise sold.

     Selling, General, and Administrative Expenses. Selling, general and administrative expenses increased $12.7 million, or 19.4%, in the six months ended June 30, 2004 to $78.1 million from $65.4 million in the six months ended June 30, 2003. Of the increase $5.8 million represents the impact of the accounting change in accordance with EITF 02-16. The remainder of the increase is principally accountable from stores opened in 2004 and the stores opened in 2003 not in the comparable store base. As a percentage of sales, selling, general and administrative costs was 36.7% of net sales for the six months ended June 30, 2004 compared with 35.2% in the six months ended June 30, 2003. The impact of the accounting change was 2.7% of net sales. Other selling, general and administrative costs decreased 1.2% in the six months ended June 30, 2004 compared with the six months ended June 30, 2003. This decrease came from leveraging our store costs due to our sales increase and leveraging our corporate office costs over a greater sales base. Corporate office costs were reduced to 3.6% of sales in the six months ended June 30, 2004 compared with 3.7% in the same period in the prior year.

     Store Pre-Opening Expenses. Pre-opening expenses for the three new stores opened in the first half of 2004, the two stores we relocated and the stores we opened in July 2004 amounted to $819,000. In the first half of 2003, we incurred store pre-opening expenses of $750,000 related to the three stores opened in that half and the two stores opened in July 2003.

     Net Interest (Income). In the first half of 2004, we had net interest income of $243,000 compared with net interest income of $227,000 in 2003.

     Income Taxes. Our effective income tax rate was 38.5% for the first half of 2004 and 38.2% for the first half of 2003.

Liquidity and Capital Resources

     Our cash is used primarily for working capital to support inventory requirements and capital expenditures, pre-opening expenses and beginning inventory for new stores. In recent years, we have financed our operations and new store openings primarily with cash from operations, the net proceeds we received from our initial public offering in 1997 and from a secondary offering in 2002. In the first half of 2004 we borrowed $30 million under two mortgage agreements we have with Wachovia Bank to finance our new corporate offices and distribution center.

     At June 30, 2004 and December 31, 2003 our working capital was $133.8 million and $112.8 million, respectively. Cash used in operations was $11.6 million for the six months ended June 30, 2004 as a result of an increase in inventory of $1.9 million to support the new stores, a reduction in accounts payable and other accrued expenses of $8.1 million, and a reduction in income tax payables of $5.3 million.

     Net cash used in investing activities during the six months ended June 30, 2004 was $28.1 million of which $28.8 million was for capital expenditures. In 2004, we expect to spend approximately $39.0 million on capital expenditures, which includes approximately $27.5 million related to the building, equipment and systems for our new distribution center, $8.5 million for new store openings, and the remainder for remodeling existing stores, upgrading systems in existing stores, and corporate systems development. The total cost of the new distribution center is estimated to be $45.0 million.

Back to Contents

     On October 28, 2003 we signed two mortgage agreements with Wachovia Bank relating to the new corporate offices and distribution center. The mortgages totaling $30.0 million, all of which was outstanding at June 30, 2004, are secured by land, building, and equipment. Of the $30 million, $22.5 million is repayable over 15 years and $7.5 million is repayable over 7 years. Monthly payments totaling $214,000 are anticipated to start in October 2004. The mortgages bear interest at rates that will vary between LIBOR plus 85 basis points and LIBOR plus 135 basis points, depending on the debt service coverage ratio and the length of the mortgage payment. We have the option of fixing the interest rate at any time. The mortgages contain certain financial covenants including those relating to tangible net worth, funded debt and current ratio. The Company was in compliance with these agreements at June 30, 2004.

     We currently have a $25.0 million line of credit agreement with Wachovia Bank, which expires on January 1, 2005. Borrowing under this line will bear interest at LIBOR plus 95 basis points. At June 30, 2004 there were no borrowings outstanding under this agreement.

     We believe the cash generated from operations during the year, funds received through the financing of the new distribution center and available borrowings under the credit agreement (which we intend to renew) will be sufficient to finance our working capital and capital expenditure requirements for at least the next 12 months.

Change in Accounting Principle

     The costs incurred for advertising are expensed the first time the advertising takes place, and are offset by reimbursements received under cooperative advertising programs with certain vendors. Co-op advertising funds are only recognized when we have performed our contractual obligation under a co-op advertising agreement.

     For all vendor contracts entered into or modified after January 1, 2003, the Company has adopted Emerging Issues Task Force (EITF) 02-16, Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor. EITF 02-16 addresses the accounting for cash consideration received by a customer from a vendor (e.g., slotting fees, cooperative advertising payments, buydowns) and rebates or refunds from a vendor that is payable only if the customer completes a specified cumulative level of purchases or remains a customer for a specified time period. The change in accounting means that vendor monies which support our advertising programs are now being recorded as a reduction in the cost of inventory, and are recognized as a reduction of cost of goods sold when the inventory is sold. Previously, they were accounted for as an offset to advertising costs. This accounting change results in a timing difference as to when these monies are recognized in our income statement. The prospective adoption of EITF 02-16 reduced our first half net income by $1.7 million or $0.08 per share. For the full year 2004, we estimate that the change in the timing of income recognition will reduce EPS by approximately $0.13 per share.

     The adoption of this standard does not change the ultimate cash to be received under these agreements, only the timing of when it is reflected in our net income.

Back to Contents

Critical Accounting Estimates

     Except for the change in accounting principle described above, our accounting policies are fully described in Note 1 of our notes to consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2003. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from those estimates. Management makes adjustments to its assumptions and judgments when facts and circumstances dictate. The amounts currently estimated by us are subject to change if different assumptions as to the outcome of future events were made. We evaluate our estimates and judgments on an ongoing basis and predicate those estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Management believes the following critical accounting estimates encompass the more significant judgments and estimates used in preparation of our consolidated financial statements:

•	merchandise inventories;
•	impairment of long-lived assets;
•	income taxes; and
•	other estimates.

The foregoing critical accounting estimates are more fully described in our annual report on Form 10-K for the fiscal year ended December 31, 2003. During the six months ended June 30, 2004, we did not make any material changes to our estimates or methods by which estimates are derived with regard to our critical accounting estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES

     Our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to us during the period when our periodic reports are being prepared. During the quarter ended June 30, 2004, there has not occurred any change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

.

Back to Contents

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

     Not Applicable.

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASERS OF EQUITY SECURITIES

     Not Applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our Annual Meeting of Shareholders on June 18, 2004. At the meeting, shareholders voted on the following:

1.	To elect two Class B directors to hold office for a term of three years until their successors are duly elected and qualified.
2.	To ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors for the fiscal year ending December 31, 2004.

     The results of the voting was as follows:

	For	Against	Abstain	Withhold Authority

Richard J. Bauer	16,792,541	0	1,021,210	0
Richard J. Drake	14,247,412	0	3,566,339	0
Ratification of PricewaterhouseCoopers LLP	17,739,888	71,675	2,188	0

     The term of office for each of the following directors continued after the meeting: William Kaplan, John E. Parker, Lawrence H. Fine, Richard Lesser and Eli J. Segal.

ITEM 5.	OTHER INFORMATION

     On June 23, 2004, our board of directors increased the size of the board to eight directors and elected Michael J. Joyce as a director of the Company. Mr. Joyce will serve as a Class B director and will serve until 2007 and until his successor is elected and qualified.

     Mr. Joyce recently retired from the public accounting firm of Deloitte & Touche LLP where he as most recently the New England Managing Partner. Mr. Joyce joined the predecessor firm of Deloitte in 1967 and became an accounting and auditing partner in 1975. Simultaneously with his joining our Board, Mr. Joyce was also appointed to serve on our Audit and Compensation Committees and was designated as our Board’s “audit committee financial expert.”

Back to Contents

     Mr. Joyce currently serves on the board of Brandywine Realty Trust and Heritage Property Investment Trust, Inc. and has served on the boards of numerous civic, cultural and educational institutions, including the Boston Symphony Orchestra, the Greater Boston Chamber of Commerce, the Massachusetts Business Roundtable, the Philadelphia United Way and Board of Visitors of the Northeastern University Business School.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits.

               31.1     Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”).

               31.2     Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

               32        Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)     Reports on Form 8-K furnished in the quarter ended June 30, 2004:

                8-K, Item 12, furnished on April 8, 2004 regarding a Company press release concerning earnings and other information.

                8-K, Item 12, furnished on April 21, 2004 regarding a Company press release concerning earnings and other information.

Back to Contents

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A.C. MOORE ARTS & CRAFTS, INC.

Date: August 9, 2004	By:	/s/ John E. Parker
John E. Parker Chief Executive Officer (duly authorized officer and principal executive officer)

Date: August 9, 2004	By:	/s/ Leslie H. Gordon
Leslie H. Gordon Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

Back to Contents

Exhibit Index

Exhibit No.                          Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.