Form 10-Q
period 2004-09-30
A C MOORE ARTS & CRAFTS INC
filed 2004-11-08
CIK 1042809

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2004

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

                     130 A.C. Moore Drive, Berlin, NJ 08009
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (856) 768-4930
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
               --------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

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
                        [X] Yes             [ ] No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            CLASS                             OUTSTANDING AT NOVEMBER 5, 2004
-----------------------------                 -------------------------------
 Common Stock, no par value                             19,604,785

                         A.C. MOORE ARTS & CRAFTS, INC.

                                TABLE OF CONTENTS
                                                                         PAGE
                                                                        NUMBER
                                                                        ------
PART I:  FINANCIAL INFORMATION

      Item 1.  Financial Statements (Unaudited)

                Consolidated Balance Sheets as of September 30, 2004       3
                and December 31, 2003

                Consolidated Statements of Income for the three and nine   4
                month periods ended September 30, 2004 and 2003

                Consolidated Statements of Cash Flows for the nine         5
                month periods ended September 30, 2004 and 2003

                Notes to Consolidated Financial Statements                 6

      Item 2.  Management's Discussion and Analysis of Financial           9
                Condition and Results of Operations

      Item 3.  Quantitative and Qualitative Disclosures About              15
                 Market Risk

      Item 4.  Controls and Procedures                                     15

PART II: OTHER INFORMATION

      Item 1.  Legal Proceedings                                           16

      Item 2.  Unregistered Sales of Equity Securities
                 and Use of Proceeds                                       16

      Item 3.  Defaults Upon Senior Securities                             16

      Item 4.  Submission of Matters to a Vote of Security Holders         16

      Item 5.  Other Information                                           16

      Item 6.  Exhibits                                                    16

SIGNATURES                                                                 17

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         A.C. MOORE ARTS & CRAFTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                September 30,     December 31,
                                                                     2004             2003
                                                                -------------     ------------
                                                                 (unaudited)
                  ASSETS
Current assets:
     Cash and cash equivalents                                    $ 27,730         $ 43,700
     Marketable securities                                          13,368               --
     Inventories                                                   137,976          121,493
     Prepaid income taxes                                            4,706               --
     Prepaid expenses and other current assets                       5,560            2,962
                                                                  --------         --------
                                                                   189,340          168,155
Non-current assets:
     Marketable securities                                              --           14,132
     Property and equipment, net                                    76,588           47,706
     Other assets                                                    1,742            1,801
                                                                  --------         --------
                                                                  $267,670         $231,794
                                                                  ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                            $  2,571         $    504
     Trade accounts payable                                         40,602           33,558
     Accrued payroll and payroll taxes                               3,935            4,501
     Accrued expenses                                                8,390           10,015
     Income taxes payable                                               --            6,826
                                                                  --------         --------
                                                                    55,498           55,404
                                                                  --------         --------
Long-term liabilities:
     Long-term debt                                                 27,429               --
     Deferred tax liability                                          8,027            4,950
     Other long-term liabilities                                     5,500            4,729
                                                                  --------         --------
                                                                    40,956            9,679
                                                                  --------         --------
                                                                    96,454           65,083
                                                                  --------         --------
SHAREHOLDERS' EQUITY

Preferred stock, no par value, 10,000,000 shares authorized, none issued

Common stock, no par value, 40,000,000 shares
     authorized; issued and outstanding 19,505,215 shares at
     September 30, 2004 and 19,357,541 at December 31, 2003        106,963          105,023
Retained earnings                                                   64,253           61,688
                                                                  --------         --------
                                                                   171,216          166,711
                                                                  --------         --------
                                                                  $267,670         $231,794
                                                                  ========         ========

                 See accompanying notes to financial statements

                         A.C. MOORE ARTS & CRAFTS, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                         Three months ended         Nine months ended
                                                            September 30,             September 30,
                                                       -----------------------   -----------------------
                                                          2004         2003         2004         2003
                                                       ----------   ----------   ----------   ----------

Net sales                                              $  107,713   $   98,600   $  320,376   $  284,238

Cost of sales (including buying and
    distribution costs)                                    64,010       61,987      195,401      179,297
                                                       ----------   ----------   ----------   ----------
Gross margin                                               43,703       36,613      124,975      104,941
Selling, general and administrative expenses               40,857       33,842      118,986       99,266
Store pre-opening expenses                                  1,229          821        2,048        1,571
                                                       ----------   ----------   ----------   ----------
Income from operations                                      1,617        1,950        3,941        4,104
    Interest expense                                          133           19          148           70
    Interest (income)                                        (119)        (111)        (377)        (389)
                                                       ----------   ----------   ----------   ----------
Income before income taxes                                  1,603        2,042        4,170        4,423
    Provision for income taxes                                617          780        1,605        1,690
                                                       ----------   ----------   ----------   ----------
Net income                                             $      986   $    1,262   $    2,565   $    2,733
                                                       ==========   ==========   ==========   ==========

Net income per share:
      Basic                                            $     0.05   $     0.07   $     0.13   $     0.14
                                                       ==========   ==========   ==========   ==========

      Diluted                                          $     0.05   $     0.06   $     0.13   $     0.14
                                                       ==========   ==========   ==========   ==========



                 See accompanying notes to financial statements

                         A.C. MOORE ARTS & CRAFTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                       -----------------------
                                                          2004         2003
                                                       ----------   ----------
Cash flows from operating activities:
Net income                                             $    2,565   $    2,733

Adjustments to reconcile net income to net cash
    provided by (used in) operating
    activities:
    Depreciation and amortization                           5,954        5,014
    Provision for deferred income taxes                     3,077          869
    Changes in assets and liabilities:
       Inventories                                        (16,483)     (22,587)
       Prepaid expenses and other current assets           (2,598)      (2,925)
       Accounts payable, accrued payroll,
         payroll taxes and accrued expenses                 4,853        7,042
       Income taxes                                       (10,308)      (1,041)
       Other long-term liabilities                            771          522
       Other assets                                            59          (22)
                                                       ----------   ----------
Net cash used in operating activities                     (12,110)     (10,395)
                                                       ----------   ----------

Cash flows from investing activities:
    Capital expenditures                                  (34,836)     (13,541)
    Investment in marketable securities                       764      (14,161)
                                                       ----------   ----------
Cash flows used in investing activities                   (34,072)     (27,702)
                                                       ----------   ----------

Cash flows from financing activities:
    Exercise of stock options                                 716        2,533
    Increase in long-term debt                             30,000            -
    Repayment of equipment leases                            (504)      (1,031)
                                                       ----------   ----------
Net cash provided by financing activities                  30,212        1,502
                                                       ----------   ----------

Net decrease in cash                                      (15,970)     (36,595)

Cash and cash equivalents at beginning of period           43,700       61,584
                                                       ----------   ----------

Cash and cash equivalents at end of period             $   27,730   $   24,989
                                                       ==========   ==========

                 See accompanying notes to financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      Basis of Presentation

The consolidated financial statements included herein include the accounts of A.C. Moore Arts & Crafts, Inc. and its wholly owned subsidiaries (collectively the "Company"). The Company is a chain of 91 retail stores selling arts and crafts merchandise. The stores are located throughout the eastern United States.

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


(2)      Management Estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported period and related disclosures. Significant estimates made as of and for the three and nine month periods ended September 30, 2004 and 2003 include provisions for shrinkage, capitalized buying, warehousing and distribution costs related to inventory, and markdowns of merchandise inventories. Actual results could differ materially from those estimates.


(3)      Marketable Securities

Marketable securities represent investments in fixed financial instruments, are classified as held-to-maturity and recorded at amortized cost. Securities with maturities in excess of 12 months are classified as long-term.


(4)      Property and Equipment

Property and equipment are stated at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets. Buildings and building improvements are depreciated over periods of twenty to forty years, furniture, fixtures and equipment are depreciated over periods of five to ten years and leasehold improvements are depreciated over the shorter of their estimated useful lives or the term of the related lease.


(5)      Long-Term Debt

On October 28, 2003 we signed two mortgage agreements with Wachovia Bank relating to the new corporate offices and distribution center. The mortgages totaling $30.0 million, all of which was outstanding at September 30, 2004, are secured by land, building, and equipment. Of the $30 million, $22.5 million is repayable over 15 years and $7.5 million is repayable over 7 years. Monthly payments totaling $214,000 started in October 2004. The mortgages bear interest at rates that will vary between LIBOR plus 85 basis points and LIBOR plus 135 basis points, depending on the debt service coverage ratio and the length of the mortgage payment. We have the option of fixing the interest rate at any time. The mortgages contain covenants that, among other things, restrict the Company's ability to incur additional indebtedness or guarantee obligations in excess of $8 million, engage in mergers or consolidations, dispose of assets, make acquisitions requiring a cash outlay in excess of $10 million, make loans or advances in excess of $1 million, or change the nature of its business. The company is restricted in capital expenditures, paying dividends and making other distributions unless certain financial covenants are maintained including those relating to tangible net worth, funded debt and a current ratio. The mortgages also define various events of default, including cross default provisions, defaults for any material judgments or a change in control. At September 30, 2004 the Company was in compliance with these agreements.

(6)      Revenue Recognition

The Company recognizes revenue at the time of sale of merchandise to its customers. The value of point of sale coupons, which have a very limited life, and other discounts that result in a reduction of the price paid by the customer are recorded as a reduction of sales. Sales returns, which are reserved for based on historical experience, are provided for in the period that the related sales are recorded. Proceeds from the sale of gift cards are recorded as gift card liability and recognized as revenue when redeemed by the holder.

(7)      Insurance Claims

The Company records any insurance claim receivable based upon their net realizable value when the amounts are estimable and the recovery is probable. Gains on recovery of inventory in excess of cost are recognized in gross margin.

(8)      Earnings per share

The following table sets forth the computation of basic and diluted earnings per share:

                                                    Three months ended                 Nine months ended
                                                       September 30,                     September 30,
                                              -----------------------------     -----------------------------
                                                  2004             2003             2004             2003
                                              ------------     ------------     ------------     ------------
                                                            (in thousands, except per share data)
Net income                                    $        986     $      1,262     $      2,565     $      2,733
                                              ============     ============     ============     ============

 Weighted average shares:
        Basic                                       19,491           19,248           19,435           19,043
        Incremental shares from
           assumed exercise of stock option            623              732              620              613
                                              ------------     ------------     ------------     ------------
        Diluted                                     20,114           19,980           20,055           19,656
                                              ============     ============     ============     ============

 Basic net income per share                   $       0.05     $       0.07     $       0.13     $       0.14
                                              ============     ============     ============     ============

 Diluted net income per share                 $       0.05     $       0.06     $       0.13     $       0.14
                                              ============     ============     ============     ============

 Stock options excluded from calculation
    because exercise price was greater than
    average market price                               314              322              314              620
                                              ------------     ------------     ------------     ------------

(9)      Stock-Based Compensation

The Company accounts for its employee stock options using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Compensation cost for stock options is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. No stock based compensation has been included in the determination of net income.

Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant date for awards under those plans, consistent with the requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," net income and earnings per share would have been reduced to the following pro-forma amounts:

                                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                                               SEPTEMBER 30,                  SEPTEMBER 30,
                                                         --------------------------    --------------------------
                                                            2004            2003          2004            2003
                                                         ----------     -----------    -----------    -----------
   Net income................  As reported               $  986,000     $ 1,262,000    $ 2,565,000    $ 2,733,000
                               Compensation cost, net       403,000         305,000      1,274,000        860,000
                               Pro forma                    583,000         957,000      1,291,000      1,873,000

   Basic earnings per share..  As reported               $      .05     $       .07    $       .13    $       .14
                               Pro forma                        .03             .05            .07            .10

   Diluted earnings per share  As reported               $      .05     $       .06    $       .13    $       .14
                               Pro forma                        .03             .05            .06            .10


The pro forma results may not be representative of the effects on reported operations for future years. The fair value of the options was calculated using a Black-Scholes options pricing model with the following weighted-average assumptions:

                                                      ----------   ----------    ----------    ---------
                                                         2004         2003          2002         2001
                                                      ----------   ----------    ----------    ---------
   Average fair value
   of options granted                                 $    11.15   $    12.99    $    10.08    $    4.59

   Risk free interest rate                                   3.8%         3.2%          4.1%         5.1%

   Dividend yield                                          -----        -----         -----        -----

   Average expected life                                 4.9 yrs      4.5 yrs         7 yrs        7 yrs

   Expected stock price volatility                          54.9%          56%         45.2%        48.4%


(10)     Change in Accounting Principle

For all vendor contracts entered into or modified after January 1, 2003, the Company has adopted the Emerging Issues Task Force (EITF) 02-16, Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor. EITF 02-16 addresses the accounting for cash consideration received by a customer from a vendor (e.g., slotting fees, cooperative advertising payments, buydowns) and rebates or refunds from a vendor that is payable only if the customer completes a specified cumulative level of purchases or remains a customer for a specified time period. The change in accounting means that vendor monies which support the Company's advertising programs are now being recorded as a reduction in the cost of inventory, and are recognized as a reduction of cost of goods sold when the inventory is sold. Previously, they were accounted for as an offset to advertising costs. This accounting change results in a timing difference as to when these monies are recognized in the Company's income statement. The adoption of EITF 02-16 reduced the Company's third quarter net income by $0.7 million or $0.04 per share and the nine months net income by $2.4 million or $0.12 per share. In the third quarter, the change increased gross margin by $2.7 million, increased selling, general and administrative costs by $4.0 million, and decreased inventory by $1.2 million. For the nine months, the change increased gross margin by $5.9 million, increased selling, general and administrative costs by $9.8 million, and decreased inventory by $3.9 million. In 2003 we recorded vendor advertising support as a reduction of selling general and administrative expenses in the amount of $2.8 million in the third quarter and $6.2 million in the nine-month period.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains certain forward-looking statements. These forward-looking statements do not constitute historical facts and involve risks and uncertainties. Actual results could differ materially from those referred to in the forward-looking statements due to a number of factors, including, but not limited to, the following: the impact of the adoption of EITF Issue 02-16, customer demand, the effect of economic conditions, the impact of adverse weather conditions, the impact of competitors' locations or pricing, the availability of acceptable real estate locations for new stores, difficulties with respect to new information system technologies, achieving the expected efficiencies in our new distribution center, supply constraints or difficulties, the effectiveness of advertising strategies, the impact of the threat of terrorist attacks and war, and the uncertainty of the final resolution of the insurance claim relating to the roof collapse. For additional information concerning factors that could cause actual results to differ materially from the information contained herein, reference is made to the information under the heading "Cautionary Statement Relating to Forward-Looking Statements" in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

Starting in 2004, vendor monies which support our advertising programs are now being recorded as a reduction in the cost of inventory, and are being recognized as a reduction to cost of goods sold when the inventory is sold. Through 2003, they were accounted for as an offset to advertising costs. This accounting change results in a timing difference as to when these monies are recognized in our income statement. The accounting change related to the adoption of EITF 02-16 reduced our third quarter net income by $0.7 million or $0.04 per share. For the nine months, the accounting change reduced our net income by $2.4 million or $0.12 per share.

On July 27, 2004 a section of the roof on the Company's Blackwood, NJ warehouse and corporate headquarters facility collapsed. The facility employs over 150 team members, none of whom were injured in the incident.

At the time of the incident, the Company had been in the process of moving into a new distribution center in Winslow Township, NJ. The move of the offices was expedited and completed on August 4th.

The roof collapse in our then existing distribution center was a major disruption to our business. We lost the ability to ship any merchandise from our warehouses for one week. During the next seven weeks, over $7 million in merchandise at cost was unavailable to be shipped to the stores as we had to relocate the merchandise to the new distribution center and ensure that the merchandise was salable.

The effort of recovering from the roof collapse resulted in delaying our ability to bring our new facility up to the level of operation that we had anticipated. We did not ship merchandise to stores in our customary manner. We lost a great deal of imported fall ribbon, flags, fall seasonal and basic floral merchandise that could not be replaced domestically. As we could not ensure merchandise availability, we reduced two key promotions in August and September. We estimate the unavailability of merchandise and the reduction in promotional events negatively impacted third quarter sales in excess of $4 million. The events surrounding the roof collapse also required us to add to staff and will delay our ability to achieve the productivity we anticipated in the new facility in the fourth quarter.

The Company insures its warehouse inventory at selling value and therefore anticipates collection on their insurance claim at amounts significantly in excess of cost. Included in the third quarter results is an estimate of the insurance claim recovery for lost merchandise and other expenses related to the roof collapse of $3.0 million, which exceeded claims related costs by $1.3 million. This $1.3 million has been recorded as a reduction in the cost of goods sold during the third quarter.

The Financial Accounting Standards Board is working on a project to develop a new standard for accounting for stock-based compensation. On October 13, 2004 in a public announcement, the FASB indicated that expensing of stock options will be required beginning for periods beginning after June 15, 2005. The FASB expects to issue its final standard in the fourth quarter of 2004.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales and the number of stores open at the end of each such period:

                                                               THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                  SEPTEMBER 30,           SEPTEMBER 30,
                                                              ---------------------   --------------------
                                                                2004         2003       2004        2003
                                                              --------     --------   --------    --------
Net sales..............................................        100.0%       100.0%     100.0%      100.0%
Cost of sales..........................................         59.4%        62.9%      61.0%       63.1%
                                                              --------     --------   --------    --------
Gross margin...........................................         40.6%        37.1%      39.0%       36.9%
Selling, general and administrative expenses...........         37.9%        34.3%      37.1%       34.9%
Store pre-opening expenses.............................          1.2%         0.8%       0.7%        0.5%
                                                              --------     --------   --------    --------
Income from operation..................................          1.5%         2.0%       1.2%        1.5%
Net interest (income) expense..........................          0.0%        (0.1)%     (0.1)%      (0.1)%
                                                              --------     --------   --------    --------
Income before income taxes.............................          1.5%         2.1%       1.3%        1.6%
Income tax expense.....................................          0.6%         0.8%       0.5%        0.6%
                                                              --------     --------   --------    --------
Net income.............................................          0.9%         1.3%       0.8%        1.0%
                                                              ========     ========   ========    ========

Number of stores open at end of period.................           91           78


Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

NET SALES. Net sales increased $9.1 million or 9.2% to $107.7 million in the three months ended September 30, 2004 from $98.6 million in the comparable 2003 period. This increase is comprised of (i) net sales of $5.5 million from 10 new stores opened in 2004, (ii) net sales of $3.3 million from stores opened in 2003 not included in the comparable store base, and (iii) a comparable store sales increase of $300,000 or 0.3%. Sales during the quarter ended September 30, 2004 were significantly impacted by the roof collapse in our former warehouse and the inability to deliver merchandise to our stores at normal levels. We lost over $800,000 of imported fall ribbon, flags, fall seasonal and basic floral merchandise that could not be replaced domestically. As we could not ensure merchandise availability, we reduced two key promotions in August and September. We estimate the unavailability of merchandise and the reduction in promotional events negatively impacted third quarter sales in excess of $4 million. For the quarter, customer transactions in comparable stores were flat compared with 2003 and the average sale increased by 0.3%. Sales growth was strongest in our scrapbooking, yarn and jewelry making categories.


GROSS MARGIN. Gross margin is net sales minus the cost of merchandise which includes purchasing and receiving costs, inbound freight, duties related to import purchases, internal transfer costs and warehousing costs. Gross margin as a percent of net sales increased 3.5% in the three months ended September 30, 2004, to 40.6% from 37.1% in the three months ended September 30, 2003. The impact of the change in accounting in accordance with EITF 02-16 increased gross margin by $2.7 million, which represents 2.5% of this increase. An additional 1.2% is attributable to an estimated $1.3 million of insurance proceeds in excess of cost from the insurance claim associated with the roof collapse in our former warehouse. Fewer sales at promotional prices increased margins by 0.5%. Additional distribution costs associated with the move to our new distribution center and a loss of productivity due to the events surrounding the roof collapse reduced our gross margin by 0.7%.

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

         Selling, general and administrative expenses, as a percent of sales, increased 3.6% in the three months ended September 30, 2004, to 37.9% from 34.3% in the three months ended September 30, 2003. The impact of the change in accounting in accordance with EITF 02-16 increased expenses by $3,950,000, which represents 3.7% of this increase. There was a 0.2% increase attributable to new stores opened in 2004 and stores opened in 2003 that were not in the comparable stores base which have higher selling, general and administrative expenses as a percentage of sales than existing stores. As a percent to sales, corporate office costs decreased by 0.3% as such costs were leveraged over the larger sales base.

         STORE PRE-OPENING EXPENSES. We expense store pre-opening expenses as incurred. Pre-opening expenses for the seven stores we opened in the third quarter of 2004 amounted to $1.2 million. In the third quarter of 2003, we incurred store pre-opening expenses of $821,000 related to the four stores opened in that quarter and the store which we relocated in August 2003.

         NET INTEREST (INCOME). In the third quarter of 2004, we had net interest expense of $14,000 compared with net interest income of $92,000 in 2003. The third quarter of 2004 includes $119,000 in interest expense related to our mortgages on which interest expense commenced in August.

         INCOME TAXES. Our effective income tax rate was 38.5% for the third quarter ended September 30, 2004 and 38.2% for the third quarter ended September 30, 2003.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

         NET SALES. Net sales increased $36.2 million, or 12.7%, to $320.4 million in the nine months ended September 30, 2004 from $284.2 million in the comparable 2003 period. This increase is comprised of (i) net sales of $9.4 million from 10 new stores opened in 2004, (ii) net sales of $19.0 million from stores opened in 2003 not included in the comparable store base, and (iii) a comparable store sales increase of $7.8 million, or 3%. Sales during the nine months ended September 30, 2004 benefited from positive weather conditions in the first quarter but were negatively impacted by weather conditions in the second quarter compared with the comparable periods in 2003. Sales in the third quarter were impacted by the roof collapse. For the nine months, customer transactions in comparable stores increased by 1% compared with 2003 and the average sale increased 2%. Sales growth was strongest in our scrapbooking, yarn, wedding and jewelry making categories.

         GROSS MARGIN. The gross margin as a percent of net sales increased 2.1% in the nine months ended September 30, 2004, to 39.0% from 36.9% in the nine months ended September 30, 2003. The impact of the change in accounting in accordance with EITF 02-16 increased gross margin by $5.8 million, which represent 1.8% of this increase. An additional 0.4% is attributable to an estimated $1.3 million of insurance proceeds in excess of cost from the insurance claim associated with the roof collapse. There was a 0.4% increase due to fewer sales at promotional prices. Additional distribution costs associated with the move to our new distribution center and a loss of productivity due to the events surrounding the roof collapse reduced our gross margin by 0.5%.

         SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, as a percent of sales, increased 2.2% in the nine months ended September 30, 2004, to 37.1% from 34.9% in the nine months ended September 30, 2003. The impact of the change in accounting in accordance with EITF 02-16 increased expenses by $9.8 million, which represents 3.1% of this increase. As a percent of sales, store costs decreased by 0.8% due to the leveraging of our costs with the comp store sales increase. As a percent of sales, corporate office costs decreased by 0.1%.

         STORE PRE-OPENING EXPENSES. Pre-opening expenses for the 10 new stores opened in the first nine months of 2004 and the two stores we relocated amounted to $2.0 million. In the first nine months of 2003, we incurred store pre-opening expenses of $1.6 million related to the seven stores opened during that period and the one store we relocated.

         NET INTEREST (INCOME). In the first nine months of 2004, we had net interest income of $230,000 compared with net interest income of $319,000 in 2003. The decrease is principally due to interest expense from our mortgages which expense commenced in August 2004.

         INCOME TAXES. Our effective income tax rate was 38.5% for the first nine months of 2004 and 38.2% for the first nine months of 2003.

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

        At September 30, 2004 and December 31, 2003 our working capital was $133.8 million and $112.8 million, respectively. Cash used in operations was $12.1 million for the nine months ended September 30, 2004 as a result of an increase in inventory of $16.5 million to support the new stores and the normal seasonal increase to support our fourth quarter sales, an increase in accounts payable and other accrued expenses of $4.9 million, income tax payments of $8.9 million and the establishment of a claim receivable relating to our roof collapse in the amount of $3.0 million.

        Net cash used in investing activities during the nine months ended September 30, 2004 was $34.1 million of which $34.8 million was for capital expenditures. In 2004, we expect to spend approximately $39.0 million on capital expenditures, which includes approximately $27.5 million related to the building, equipment and systems for our new distribution center, $8.5 million for new store openings, and the remainder for remodeling existing stores, upgrading systems in existing stores, and corporate systems development. The total cost of the new distribution center is $45.0 million, including capitalized interest of $202,000.

         On October 28, 2003 we signed two mortgage agreements with Wachovia Bank relating to the new corporate offices and distribution center. The mortgages totaling $30.0 million, all of which was outstanding at September 30, 2004, are secured by land, building, and equipment. Of the $30 million, $22.5 million is repayable over 15 years and $7.5 million is repayable over 7 years. Monthly payments totaling $214,000 started in October 2004. The mortgages bear interest at rates that will vary between LIBOR plus 85 basis points and LIBOR plus 135 basis points, depending on the debt service coverage ratio and the length of the mortgage payment. We have the option of fixing the interest rate at any time. The mortgages contain covenants that, among other things, restrict our ability to incur additional indebtedness or guarantee obligations in excess of $8 million, engage in mergers or consolidations, dispose of assets, make acquisitions requiring a cash outlay in excess of $10 million, make loans or advances in excess of $1 million, or change the nature of its business. We are restricted in capital expenditures, paying dividends and making other distributions unless certain financial covenants are maintained including those relating to tangible net worth, funded debt and a current ratio. The mortgages also define various events of default, including cross default provisions, defaults for any material judgments or a change in control. At September 30, 2004 the Company was in compliance with these agreements.

        We currently have a $25.0 million line of credit agreement with Wachovia Bank, which expires on May 1, 2006. Borrowing under this line will bear interest at LIBOR plus 95 basis points and is subject to the same covenants as the mortgages described above. At September 30, 2004 there were no borrowings outstanding under this agreement.

        We believe the cash generated from operations during the year, funds received through the financing of the new distribution center and available borrowings under the line of credit agreement will be sufficient to finance our working capital and capital expenditure requirements for at least the next 12 months.

CHANGE IN ACCOUNTING PRINCIPLE

         The costs incurred for advertising are expensed the first time the advertising takes place, and are offset by reimbursements received under cooperative advertising programs with certain vendors. Co-op advertising funds are only recognized when we have performed our contractual obligation under a co-op advertising agreement.

        For all vendor contracts entered into or modified after January 1, 2003, the Company has adopted Emerging Issues Task Force (EITF) 02-16, Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor. EITF 02-16 addresses the accounting for cash consideration received by a customer from a vendor (e.g., slotting fees, cooperative advertising payments, buydowns) and rebates or refunds from a vendor that is payable only if the customer completes a specified cumulative level of purchases or remains a customer for a specified time period. The change in accounting means that vendor monies which support our advertising programs are now being recorded as a reduction in the cost of inventory, and are recognized as a reduction of cost of goods sold when the inventory is sold. Previously, they were accounted for as an offset to advertising costs. This accounting change results in a timing difference as to when these monies are recognized in our income statement. The prospective adoption of EITF 02-16 reduced our net income in the first nine months by $2.4 million or $0.12 per share. For the full year 2004, we estimate that the change in the timing of income recognition will reduce EPS by approximately $0.14 per share.

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

The foregoing critical accounting estimates are more fully described in our annual report on Form 10-K for the fiscal year ended December 31, 2003. During the nine months ended September 30, 2004, we did not make any material changes to our estimates or methods by which estimates are derived with regard to our critical accounting estimates.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We invest cash balances in excess of operating requirements primarily in money market mutual funds and to a lesser extent in interest-bearing securities with maturities of less than two years. The fair value of our cash and equivalents at September 30, 2004 approximated carrying value. We had no borrowings outstanding under the line of credit at September 30, 2004. The interest rates on our mortgages fluctuate with market rates and therefore the value of these financial instruments will not be impacted by a change in interest rates. Based on the amounts existing at September 30, 2004, the impact of a hypothetical increase or decrease in interest rates of 10% compared with the rates in effect at September 30, 2004 would result in an increase or decrease in our interest expense of $84,000 annually, and an increase or decrease in our interest income of $71,000 annually.


ITEM 4.  CONTROLS AND PROCEDURES

         Our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to us during the period when our periodic reports are being prepared. During the quarter ended September 30, 2004, there has not occurred any change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

     Not Applicable.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     Not Applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

ITEM 5.     OTHER INFORMATION

     None.

ITEM 6.     EXHIBITS

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

                                              A.C. MOORE ARTS & CRAFTS, INC.


Date:    November 8, 2004                     By: /s/ John E. Parker
                                                  ----------------------------
                                                  John E. Parker
                                                  Chief Executive Officer
                                                  (duly authorized officer and
                                                  principal executive officer)

Date:    November 8, 2004                     By: /s/ Leslie H. Gordon
                                                  ----------------------------
                                                  Leslie H. Gordon
                                                  Executive Vice President
                                                  and Chief Financial Officer
                                                  (duly authorized officer
                                                  and principal financial
                                                  officer)

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