Form 10-K
period 2004-12-31
A.C. Moore Arts & Crafts, Inc.
filed 2005-03-16
CIK 1042809

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from___________________to___________________

                        Commission file number 000-23157

                         A. C. MOORE ARTS & CRAFTS INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          PENNSYLVANIA                                   22-3527763
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

        130 A.C. MOORE DRIVE, BERLIN, NJ                      08009
    ----------------------------------------                ----------
    (Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (856) 768-4930

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                           Common stock, no par value
                           --------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [X] Yes [ ] No

As of June 30, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $320,000,000 based on $27.51, the closing price per share of the registrant's common stock on such date, as reported on the Nasdaq Stock Market. (1)

The number of shares of the registrant's common stock outstanding as of March 10, 2005 was 19,666,892.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2005 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K; provided, however, that the Compensation Committee Report, the Audit Committee Report, the graph showing the performance of the Company's stock and any other information in such proxy statement that is not required to be included in this Annual Report on Form 10-K, shall not be deemed to be incorporated herein by reference.

----------
        (1) The aggregate market value of the voting stock set forth above equals the number of shares of the registrant's common stock outstanding, reduced by the number of shares of common stock held by executive officers, directors and shareholders owning in excess of 10% of the registrant's common stock, multiplied by the last reported sale price for the registrant's common stock on the last business day of the registrant's most recently completed second fiscal quarter. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from this figure is an affiliate of the registrant or that any person whose holdings are included in this figure is not an affiliate of the registrant and any such admission is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

                                     PART I

ITEM 1.     BUSINESS.

OUR COMPANY

        We are a rapidly growing specialty retailer offering a vast selection of arts, crafts, and floral merchandise to a broad demographic of consumers. Our target customers are primarily women between the ages of 25 and 55 who are looking for ideas to decorate their homes, create handmade items, or otherwise engage in arts and crafts activities. We have grown from 17 stores in January 1997 to 96 stores in December 2004. In 2004, for stores open for the full calendar year, our average sales per square foot were $256, which we believe to be the highest in our industry, and our average sales per store were approximately $5.8 million.

        Our stores are located in the eastern United States from New England to Alabama. For the next few years we intend to locate our new stores within a distance that can be supported by our suburban Philadelphia distribution center, an area encompassing approximately 50% of the United States population. We believe we can support at least 175 stores in this geographic area from our new distribution center which we opened in the third quarter of 2004.

        Our assortment of merchandise consists of more than 60,000 stock keeping units, or SKUs, with approximately 45,000 SKUs offered at each store at any one time. We believe we offer a superior shopping experience that is differentiated by our broad merchandise assortment, high in-stock positions, exciting stores, attentive and knowledgeable sales associates and competitive prices.

        Due to the importance of our peak selling season, which includes Fall/Halloween, Thanksgiving and Christmas, the fourth quarter has historically contributed, and is expected to continue to contribute, a significant portion of our profitability for the entire year. As a result, any factors negatively affecting us during the fourth quarter of any year, including adverse weather and unfavorable economic conditions, would have a material adverse effect on our results of operations for the entire year.

        We have a highly experienced management team which is comprised of executives who have each participated in the expansion of several large retailers. Collectively, our top management team, consisting of our Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer, two Executive Vice Presidents of Merchandising, and our Executive Vice President of Store Operations, has more than 150 years experience in retailing.

        We became a holding company in July 1997 by incorporating in Pennsylvania and exchanging 4,300,000 shares of our common stock for all the capital stock of our operating subsidiary which was organized in Delaware in 1984.

OUR MARKET

        The Hobby Industry Association (HIA), in its most recent study, announced that its Consumer Usage & Purchase Study revealed that industry sales for 2002 were approximately $29.0 billion, a 13% increase from $25.7 billion in 2001. Our market is comprised primarily of arts and crafts products, silk and dried flowers and picture frames. Our market is highly fragmented and is served by multi-store arts and crafts retailers, mass merchandisers, small, local specialty retailers, mail order vendors, hardware stores and a variety of other retailers.

        The size and growth of our market is sustained by the popularity of arts and crafts. According to the 2002 HIA report, 60% of U.S. households participated in crafts and craft-related hobbies. Further, a June 2001 Harris Poll reports that the popularity of crafts is similar to the popularity of watching sports, listening to music, playing golf, boating, hunting, and other similar leisure activities. The current popularity of crafts is reflected in the national media in addition to the many craft publications. For example, major newspapers such as the Wall Street Journal, the New York Times and the Chicago Tribune have published articles highlighting the success of craft retailers and how the industry is at the right place at the right time.

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

        WE STRIVE TO OFFER THE BROADEST AND DEEPEST ASSORTMENT OF ARTS, CRAFTS AND FLORAL MERCHANDISE.

        We believe that key elements in a customer's decision where to shop are variety and selection of merchandise. We believe our stores offer the broadest and deepest selection of arts, crafts and floral merchandise in our industry. Each of our stores stocks more than 60,000 SKUs across five major merchandise categories during the course of a year, with approximately 45,000 SKUs offered at each store at any one time. Our buyers actively seek new merchandising opportunities by monitoring industry trends, working with domestic and international vendors, attending trade shows and craft fairs and regularly interacting with our customers. We believe that our ability to provide new merchandise and crafting ideas to our customers on a continuous basis differentiates us from our competitors.

        WE STRIVE TO MAINTAIN A SUPERIOR IN-STOCK MERCHANDISE POSITION.

        Craft projects usually require multiple components. Providing all of the components for a particular craft project in a single store on a regular basis is critical to meeting the demands of our customers. Therefore, we designed our merchandise distribution systems to ensure rapid replenishment of inventory and the highest levels of in-stock positions in our stores. Our distribution center delivers merchandise to each of our stores three to five times per week during our peak selling season of October to December, and two to three times per week throughout the balance of the year. In our peak selling season, our store managers can replenish 67% of their shelf merchandise assortment within two to three days.

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

        OPENING NEW STORES:

        During the next two years we intend to increase our store base of 96 locations at December 31, 2004 by approximately 15% to 20% per year. Our current strategy is to open new stores within the reach of our corporate headquarters and distribution center located in suburban Philadelphia. This geographic area contains approximately 50% of the U.S. population. Ultimately, we believe that we can almost double the number of our existing stores within this geographic area without significantly diluting the sales in our existing stores. In the future, we may open stores in other regions.

        Our site selection strategy is overseen by a Vice President of Real Estate who is responsible for identifying favorable store locations in both existing and new geographic markets. Our site selection criteria include an assessment of population and demographic characteristics of the market area, customer traffic, performance of other retailers within the area, co-tenants at the proposed site, projected profitability and cash return on investment. We have also hired an outside consulting firm to assist us in real estate selection through customer profiling, drive-time trade area, and index performance models.

        We have developed a standardized procedure for opening new stores. Our new store opening team develops the floor plan and inventory layout based on our store prototype and hires and trains team members in connection with the opening of each new store. For each new store we plan to open in the next two years, we expect to spend approximately $1.3 million, which includes $365,000 for fixtures and equipment, $240,000 in pre-opening costs (including lease costs from date of possession) and $700,000 for in-store inventory, net of accounts payable.

        INCREASING SALES IN EXISTING STORES:

        In 2004, for stores open at least one full calendar year, our average sales per square foot were $256, which we believe to be the highest in our industry, and our average sales per store were approximately $5.8 million. Our comparable store sales growth was 4% in 2004, 2% in 2003, 5% in 2002, 8% in 2001 and 3% in 2000. Stores are added to the comparable store base at the beginning of their fourteenth full month of operation. Our primary method of increasing sales in our existing stores is to successfully execute our business and operating strategies, including:

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

        The following table describes net sales for each of our merchandise categories as a percentage of our total net sales for the years ended December 31, 2002 through 2004:

                                                            YEAR ENDED DECEMBER 31,
                                                       --------------------------------
                                                         2004        2003        2002
                                                       --------    --------    --------
        Art supplies, scrapbooking and frames ......       34.0%       35.0%       35.0%
        Traditional crafts .........................       34.0        30.0        29.0
        Floral and accessories .....................       21.0        24.0        24.0
        Fashion crafts .............................        8.0         7.0         7.0
        Seasonal items .............................        3.0         4.0         5.0
                                                       --------    --------    --------
        Total ......................................      100.0%      100.0%      100.0%

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

STORES

        Our stores are typically 20,000 to 25,000 square feet. Most of our stores are located in strip centers that are easily accessible from main traffic arteries and have convenient parking. Our store size varies based on market demographics and real estate availability. Most of our store leases have an average initial term of ten years, with two five year renewal options, and provide for predetermined escalations in future minimum annual rent or additional rent contingent upon store sales levels. Rent escalations are amortized over the initial lease term commencing on the date we take possession. Our stores are generally open from 9:30 a.m. to 9:00 p.m., Monday through Saturday, and from 10:00 a.m. to 6:00 p.m. on Sunday.

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

        In 2004, we developed and implemented a new visual signage program in one of our stores that introduced more color, icons and a more aesthetic, softer point of view in our message. We will be implementing the new sign package in all of our new stores as well as retrofitting it into a select number of our existing stores.

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

        STORE MANAGEMENT AND TRAINING

        Each store is managed by a store manager who is assisted by two or three associate store managers, eight department managers, and a staff of full-time and part-time team members. Our store managers and associate store managers are responsible primarily for customer service, training, hiring store level team members, and inventory management. The department managers are responsible for merchandise ordering, inventory management and customer service. We develop new store managers by promoting from within our organization. We selectively hire experienced store managers from other retailers who start at our stores as associate store managers.

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

PURCHASING

        Our purchasing programs are designed to support our business strategy of providing customers with the broadest and deepest assortment of high quality arts, crafts and floral merchandise at value prices while maintaining high in-stock positions. Our buying staff of 21 professionals oversees all of our purchasing. Buyers and store management regularly attend trade shows and craft fairs to monitor industry trends and to obtain new craft ideas.

        In-store department managers are responsible for daily reordering of merchandise for their departments. In 2004, approximately 99% of our merchandise orders were placed through our EDI (electronic data interchange) system. Approximately 65% of our orders were shipped directly from vendors to our stores; the remaining 35%, approximately one-third of which are floral and seasonal items, were shipped from our distribution center. Merchandise assortments at our stores can be enhanced by products ordered by store managers to meet the unique needs of their customers. All purchases are monitored through centralized system controls.

        In 2004, we purchased our inventory from more than 500 vendors worldwide. One of the key criteria for the selection of vendors is their responsiveness to our delivery requirements and timing needs. In 2004:

        o the largest 25 domestic vendors accounted for approximately 54% of our purchases,

        o the largest vendor, SBAR'S, Inc., a specialty distributor of arts and crafts merchandise primarily to independent arts and crafts retailers, accounted for approximately 21% of our purchases, and

        o approximately 8% of our merchandise, primarily floral and seasonal items, was directly imported from foreign manufacturers or their agents, almost exclusively from the People's Republic of China.

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

        In the third quarter of 2004 we moved into our new distribution center and office complex. This facility contains 710,000 square feet for distribution and warehousing plus 60,000 square feet of office space. This state of the art facility is positioned to handle the future expansion of the company and will enable us to more effectively service all of our existing locations and a total of approximately 175 store locations located within reach of the new facility. The new facility includes an automated picking and sortation system which will enable us to achieve significant increases in labor productivity. The total cost of this facility was $45.0 million.

        The lease on our previous distribution facility of 253,000 square feet expires at the end of March 2005.

        Our distribution center and warehouse operations are supported by our real-time warehouse management system which uses hand-held computers and radio frequency communication technology to track merchandise. Our warehouse management system enables us to update our inventory records instantly to reflect all of the merchandise receiving and shipping activities that occur at our distribution center throughout the day. We believe our warehouse management system, which was upgraded in 2004, helps to make our distribution center and warehouse operations efficient and is instrumental in helping us meet our commitment to provide superior inventory replenishment to each of our stores.

        We lease a fleet of tractors and trailers to deliver merchandise to 56 of our 96 stores directly from our distribution center. Additionally, we have contracted with a dedicated third-party carrier to deliver merchandise to the 40 stores where an overnight stay is required because of travel time. In 2004, approximately 35% of our merchandise was delivered from our distribution center to our stores.

MARKETING

        Our marketing and advertising is designed to attract our target customers consisting primarily of women between the ages of 25 and 55. A study published in Craftrends in November 2001 surveyed 1,000 craft customers across the country. Of the 1,000 participants, 66% were between the ages of 26 and 54, 89% were female and 46% had an income greater than $60,000. We believe that our target customer is consistent with this demographic profile.

        We advertise 51 weeks per year, typically in midweek editions of local and/or regional newspapers. In 2004 we ran 20 multi-page newspaper inserts in local and regional newspapers. In addition, prior to store openings, we use radio advertisements to develop customer awareness and we place special pre-opening advertisements, normal advertising copy and/or grand opening inserts in newspapers. We create all of our advertising in-house.

        Our website, www.acmoore.com, is designed to drive additional store traffic by providing information, inspiration and ideas to our visitors. It also serves as another marketing channel to build brand name awareness. Our website has recently been completely redesigned, providing visitors with easier navigation, more information and one of the largest selections of crafting how-to videos on the web. This proprietary video collection allows customers to view over two hundred different segments to learn the latest crafting tips, techniques and project ideas. Our website also features weekly advertisements, a store locator and an in-store class schedule, as well as suggested craft projects for children and adults with accompanying instructions and shopping lists for merchandise to be purchased at our stores. Additionally, visitors are able to preview various departments inside an A.C. Moore store through the use of iPIX photography, which displays a 360 degree immersed view of select merchandise. We do not sell our merchandise on our website, although gift cards may be purchased online.

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

        Our in-store POS system includes merchandise universal product code or bar code scanning at the registers along with the expansion of our radio frequency re-order system, allows our stores to reduce or re-deploy employee team members that had previously been used to price mark each SKU. With the POS data capturing capabilities, fast and detailed sales and margin information is available. We support our merchandising efforts by polling the POS system on a regular basis to evaluate sale and pricing trends for each SKU. In addition, we are able to generate data to assess the performance of our advertising and promotional programs. This system also provides a speedy check-out process, minimizes pricing errors and provides strong control over register operations.

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

COMPETITION

        The market in which we compete is highly fragmented, containing multi-store arts and crafts retailers, mass merchandisers, small local specialty retailers, mail order vendors, hardware stores and a variety of other retailers. We believe we are one of only seven retailers in the United States dedicated to serving the arts and crafts market that have annual sales in excess of $100.0 million. We compete with many retailers and classify our principal competition within the following three categories:

        o Multi-store arts and crafts retailers. This category includes several multi-store arts and crafts chains operating more than 35 stores and comprises: Michaels Stores, Inc., a chain which operates 844 Michaels stores throughout the United States; Jo-Ann Stores, Inc., which operates 737 traditional Jo-Ann Fabrics and Crafts stores and 114 Jo-Ann superstores nationwide; Hobby Lobby Stores, Inc., a chain which operates approximately

                340 stores primarily in the midwest United States; Garden Ridge, Inc., which operates approximately 35 stores primarily in the southeast and midwest United States; and Rag Shops, Inc., which operates approximately 65 stores located primarily in New Jersey and Florida.

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

TEAM MEMBERS

        As of December 31, 2004, we had 2,371 full-time and 2,860 part-time team members, 4,881 of whom worked at our stores, 158 at the distribution center and 192 at the corporate offices. None of our team members are covered by a collective bargaining agreement, and we believe our relationship with our team members to be good.

TRADEMARKS

        "A.C. Moore," "Fashion Forward" and "Creations for All Generations" are trademarks that have been registered with the U. S. Patent and Trademark Office. We use the "A.C. Moore" name and logo as a tradename and as a service mark in connection with sale of our merchandise. The "Fashion Forward" name and logo is used on the exclusive packaging of some of our picture frames. The "Creations for All Generations" logo is used in advertising campaigns.

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

        In addition, we will provide, at no cost, paper or electronic copies of our reports and other filings made with the SEC. Requests should be directed to:

                  Leslie H. Gordon
                  A.C. Moore Art & Crafts, Inc.
                  130 A.C. Moore Drive
                  Berlin, NJ  08009

        The information on the website listed above is not, and should not be considered, part of this annual report on Form 10-K, and is not incorporated by reference in this document. This website is only intended to be an inactive textual reference.

           CAUTIONARY STATEMENT RELATING TO FORWARD-LOOKING STATEMENTS

        Certain oral statements made by our management from time to time and certain statements contained herein or in other reports filed by us with the Securities and Exchange Commission or incorporated by reference herein or therein are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), with respect to our results of operations and our business. All such statements, other than statements of historical facts, including those regarding market trends, our financial position and results of operations, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward-looking words or phrases including, but not limited to, "intended," "will," "should," "may," "believes," "expects," "expected," "anticipates" and "anticipated" or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on our current expectations. Although we believe that the expectations reflected in such forward- looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. These forward-looking statements represent our current judgment. We disclaim any intent or obligation to update our forward-looking statements. Because forward-looking statements involve risks and uncertainties, our actual results could differ materially. Important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") include those that are discussed below. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

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

        o       our ability to identify suitable markets in which to expand,

        o       the availability of suitable sites for additional stores,

        o the ability to negotiate acceptable lease terms for sites we identify,

        o       the availability of acceptable financing to support our growth,

        o our ability to hire, train and retain a sufficient number of qualified managers and other store personnel, and

        o       the effectiveness of our advertising strategies.

OUR RESULTS COULD BE IMPACTED BY THE EXPENSING OF STOCK-BASED PAYMENTS.

        On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123(R), Share-Based Payment (FAS 123(R)). FAS 123(R) revised FASB Statement No. 123, Accounting for Stock-Based Compensation (FAS
123) and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. FAS 123(R) must be adopted no later than for periods beginning after June 15, 2005.

        Previously, in complying with FAS 123, the Company disclosed the fair value of stock options granted and its pro-forma impact on the Company's net income in a footnote to its financial statements. The Company is currently considering which transition method it expects to select in adopting FAS 123(R), and whether this new accounting requirement will result in any changes in compensation strategies. Information contained in the Company's footnotes provides the impact on pro forma net income for past financial statements. The impact of the adoption of FAS 123(R) on future financial statements is expected to be material.

IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROLS, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS OR PREVENT FRAUD. AS A RESULT, CURRENT AND POTENTIAL SHAREHOLDERS COULD LOSE CONFIDENCE IN OUR FINANCIAL REPORTING, WHICH COULD HARM OUR BUSINESS AND THE TRADING PRICE OF OUR COMMON STOCK.

        Beginning in the middle of 2003, we began a process to document and evaluate our internal controls over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations, which require annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. In this regard, management has dedicated internal resources, engaged outside consultants and adopted a detailed work plan to (i) assess and document the adequacy of internal controls over financial reporting, (ii) take steps to improve control processes, where appropriate, (iii) validate through testing that controls are functioning as documented and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. Our efforts to comply with
Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our assessment of our internal controls over financial reporting and our independent registered public accounting firm's audit of that assessment have resulted, and are likely to continue to result, in increased expenses. We cannot be certain that these measures will ensure that we maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If compliance with policies or procedures deteriorate and we fail to correct any associated issues in the design or operating effectiveness of internal controls over financial reporting or fail to prevent fraud, current and potential shareholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock.

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

A WEAK FOURTH QUARTER WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING RESULTS FOR THE YEAR.

        Our business is affected by the seasonality pattern common to most retailers. Due to the importance of our peak selling season, which includes Fall/Halloween, Thanksgiving and Christmas, the fourth quarter has historically contributed, and is expected to continue to contribute, a significant portion of our net income for the entire year. In anticipation of increased sales activity during the fourth quarter, we incur significant additional expense both prior to and during the fourth quarter. These expenses may include acquisition of additional inventory, advertising, in-store promotions, seasonal staffing needs and other similar items. As a result, any factors negatively affecting us during the fourth quarter of any year, including adverse weather and unfavorable economic conditions, would have a material adverse effect on our results of operations for the entire year.

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

BECAUSE OF OUR SMALL STORE BASE ADVERSE EVENTS COULD HAVE A GREATER IMPACT ON US THAN IF WE HAD A LARGER store base.

        As of December 31, 2004, we operated a chain of 96 stores. The results achieved to date by our relatively small store base may not be indicative of the results of the larger number of stores which we intend to operate in existing and new geographic markets. Because our current and planned stores are located in the eastern United States, the effect on us of adverse events in this region (such as weather or unfavorable regional economic conditions) may be greater than if our stores were more geographically dispersed. Because overhead costs are spread over a smaller store base, increases in our general and administrative expenses could affect our profitability more negatively than if we had a larger store base. Due to our relatively small store base, one or more unsuccessful new stores, or a decline in sales at an existing store, will have a more significant effect on our results of operations than would be the case if we had a larger store base.

A DISRUPTION IN THE OPERATIONS OF OUR DISTRIBUTION CENTER COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        Our distribution center in suburban Philadelphia handles 35% of the merchandise sold in our stores. Our distribution center, and thus our distribution operations, are vulnerable to damage or interruption from fire, flood, power loss, break-ins and similar events. We have no formal disaster recovery plan. The occurrence of unanticipated problems at our distribution center, all of which may not be covered by insurance, could cause interruptions or delays in our business which would have a material adverse effect on our financial condition and results of operations.

WE DEPEND ON A NUMBER OF KEY VENDORS TO SUPPLY OUR MERCHANDISE, AND THE LOSS OF ANY ONE OF OUR KEY VENDORS MAY RESULT IN A LOSS OF SALES AND SIGNIFICANTLY HARM OUR OPERATING RESULTS.

        Our performance depends on our ability to purchase our merchandise in sufficient quantities at competitive prices. Although we have many sources of merchandise, SBAR'S, our largest supplier of merchandise, accounted for approximately 21% of the aggregate dollar volume of our purchases in 2004. We depend on SBAR'S to provide us with low-cost merchandise that would be less efficient for us to obtain directly from other vendors or manufacturers. Our future success is dependent upon our ability to maintain a good relationship with SBAR'S and our other principal suppliers. We do not have any long-term purchase agreements or other contractual assurances of continued supply, pricing or access to new products, and any vendor or distributor could discontinue selling to us at any time. We may not be able to acquire desired merchandise in sufficient quantities or on terms acceptable to us in the future, or be able to develop relationships with new vendors to replace discontinued vendors. Our inability to acquire suitable merchandise in the future or the loss of one or more key vendors and our failure to replace any one or more of them may have a material adverse effect on our business, results of operations and financial condition. Our smaller vendors generally have limited resources, production capacities and operating histories, and some of our vendors have limited the distribution of their merchandise in the past. These vendors may be susceptible to cash flow problems, downturns in economic conditions, production difficulties, quality control issues and difficulty delivering agreed-upon quantities on schedule. We also cannot assure you that we would be able, if necessary, to return product to these vendors and obtain refunds of our purchase price or obtain reimbursement or indemnification from any of our vendors if their products prove defective.

WE FACE RISKS ASSOCIATED WITH SOURCING AND OBTAINING MERCHANDISE FROM FOREIGN SOURCES.

        We have in recent years placed increased emphasis on obtaining floral and seasonal items from overseas vendors, with approximately 8% of all of our merchandise being purchased directly by us from overseas vendors in 2004. In addition, many of our domestic suppliers purchase a portion of their merchandise from foreign sources. Our future success will depend in large measure upon our ability to maintain our existing foreign supplier relationships and to develop new ones. While we rely on our long-term relationships with our foreign vendors, we have no long-term contracts with them. In addition, virtually all of the merchandise which we purchase from foreign sources is manufactured in the People's Republic of China. Since adoption of an "open-door policy" in 1978, the Chinese government has been pursuing economic reform policies, including the encouragement of foreign trade and investment and greater economic decentralization. We cannot assure you, however, that China will continue to pursue these policies. Many of our imported products are subject to duties, tariffs and quotas that may limit the quantity of some types of goods which we may import into the United States. Our dependence on foreign imports also makes us vulnerable to risks associated with products manufactured abroad, including, among other things:

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

OUR MANAGEMENT INFORMATION SYSTEMS MAY PROVE INADEQUATE.

        We depend on our management information systems for many aspects of our business. Some of our key software has been developed by our own programmers and this software may not be easily integrated with other software and systems. Our business will be materially and adversely affected if our management information systems are disrupted or if we are unable to improve, upgrade, integrate or expand upon our systems, particularly in light of our intention to significantly increase the number of stores that we operate.

OUR TWO LARGEST SHAREHOLDERS HAVE SUBSTANTIAL INFLUENCE OVER MATTERS REQUIRING A SHAREHOLDER VOTE.

        Our two largest shareholders own approximately 24% of our outstanding common stock. These shareholders, therefore, have the ability to exert significant influence over our board of directors and the outcome of shareholder votes.

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

                      EXECUTIVE OFFICERS OF THE REGISTRANT

        Our executive officers are as follows:

NAME                                     AGE                             POSITION
--------------------------------------   ---     -----------------------------------------------------
John E. (Jack) Parker.................    63     Chief Executive Officer and Director
Lawrence H. Fine......................    51     President, Chief Operating Officer and Director
Patricia A. Parker....................    62     Executive Vice President, Merchandising
Leslie H. Gordon......................    61     Executive Vice President and Chief Financial Officer
Janet Parker..........................    42     Executive Vice President, Merchandising and Marketing
Jeffrey C. Gerstel....................    40     Executive Vice President, Store Operations

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

        Mr. Gerstel has been Executive Vice President, Store Operations since January 2005. Previously Mr. Gerstel was President/Chief Operating Officer for fabrics and crafts retailer Rag Shops, Inc., a position he held since 2001. From 1999 until joining Rag Shops in 2001, he was Chief Operating Officer for The Parts Plus Group, Inc., a distributor/retailer of automotive replacement parts and from 1997 to 1999 he was their Chief Financial Officer. Prior to joining The Parts Plus Group, Mr. Gerstel held a variety of financial and operating positions with Family Bargain Corporation, an off-price apparel retailer, for seven years.

ITEM 2.     PROPERTIES.

        As of December 31, 2004, we operated 96 stores in 17 states, all of which are leased and located within an 800 mile radius of our suburban Philadelphia distribution center. The number of our stores located in each state and the city in which each store is located is shown in the following table:

ALABAMA (2)       MASSACHUSETTS (9)   NEW YORK (17)         PENNSYLVANIA (18)
-------           -------------       --------              -------------
Birmingham        Bellingham          Amherst               Allentown
Montgomery        Brockton            Binghamton            Altoona
                  Danvers             Carle Place           Bensalem
CONNECTICUT (4)   Framingham          DeWitt                Broomall
-----------       Holyoke             Hamburg               Erie
Manchester        Hyannis             Hauppauge             Exton
New London        North Dartmouth     Holbrook              Hanover
Orange            Woburn              Ithaca                Harrisburg
Plainville        Worcester           Latham                Lancaster
                                      Middletown            Langhorne
DELAWARE (2)      NEW HAMPSHIRE (2)   Nanuet                Mechanicsburg
--------          -------------       Plainedge             Montgomeryville
Dover             Nashua              Poughkeepsie          Muncy
Wilmington        Salem               Saratoga Springs      Philadelphia
                                      Syracuse              Reading
GEORGIA (1)       NEW JERSEY (12)     Utica                 Scranton
-------           ----------          Yorktown Heights      Stroudsburg
Columbus          Brick Town                                Wilkes Barre
                  Clifton             NORTH CAROLINA (10)
MAINE (1)         Deptford            ---------------       RHODE ISLAND (1)
-----             East Brunswick      Ashville              ------------
Portland          English Creek       Cary                  Warwick
                  Hamilton            Concord
                  Linden              Durham                SOUTH CAROLINA (3)
MARYLAND (7)      Moorestown          Fayetteville          --------------
--------          Paramus             Greensboro            Columbia
Bowie             Parsippany          Hickory               Greenville
Frederick         Shrewsbury          Raleigh               N. Charleston
Glen Burnie       Watchung            Wilmington
Hagerstown                            Winston-Salem         TENNESSEE (1)
Rockville                                                   ---------
Waldorf                                                     Knoxville
White Marsh
                                                            VIRGINIA (4)
                                                            --------
                                                            Fairfax
                                                            Falls Church
                                                            Manassas
                                                            Virginia Beach

                                                            WEST VIRGINIA (2)
                                                            -------------
                                                            Clarksburg
                                                            Huntington

        Most store leases have an average initial term of ten years, with two five-year renewal options, and provide for predetermined escalations in future minimum annual rent or additional rent contingent upon store sales levels. Rent escalations are amortized over the initial lease term commencing on the date we take possession. The pro rata portion of scheduled rent escalations has been included in other long-term liabilities in our balance sheet.

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

        In the third quarter of 2004 we moved into our new distribution center and office complex. This facility contains 710,000 square feet for distribution and warehousing plus 60,000 square feet of office space. This state of the art facility is positioned to handle the future expansion of the company and will enable us to more effectively service all of our existing locations and a total of approximately 175 store locations located within reach of the new facility. The new facility includes an automated picking and sortation system which will enable us to achieve significant increases in labor productivity. The total cost of this facility was $45.0 million.

        The lease on our previous distribution facility of 253,000 square feet expires at the end of March 2005.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of security holders during the fourth quarter of 2004, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        Our common stock is quoted on the Nasdaq National Market and trades under the symbol "ACMR." The following table sets forth the high and low sales prices per share of our common stock as reported on the Nasdaq National Market for the periods indicated.

        YEAR ENDED DECEMBER 31, 2004                              HIGH         LOW
        -----------------------------------------------------   --------    --------
        First Quarter........................................   $  27.00    $  18.15
        Second Quarter.......................................      29.53       23.27
        Third Quarter........................................      27.76       19.97
        Fourth Quarter.......................................      31.37       23.06

        YEAR ENDED DECEMBER 31, 2003
        -----------------------------------------------------
        First Quarter........................................   $  15.15    $   9.95
        Second Quarter.......................................      20.47       13.52
        Third Quarter........................................      27.83       19.15
        Fourth Quarter.......................................      26.10       18.26

        The number of record holders of our common stock as of March 10, 2005 was approximately 104.

        Since becoming a public company we have never declared or paid any cash dividends on our common stock. We currently intend to retain our future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends in the foreseeable future.

        See Part III, Item 12 for a description of our equity compensation plans.

ITEM 6.     SELECTED FINANCIAL DATA.

        The following selected financial data are derived from the consolidated financial statements of A.C. Moore Arts & Crafts, Inc. and have been restated to reflect adjustments to the originally filed financial statements. These restatements are discussed in "Note 2. Restatement of Financial Statements" under Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this Form 10-K. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the section "Cautionary Statement Relating to Forward-Looking Statements" and the Company's Consolidated Financial Statements and Notes thereto.

                                                                              YEAR ENDED DECEMBER 31,
                                                      ----------------------------------------------------------------------------
                                                                       2003           2002            2001              2000
                                                         2004      as restated    as restated   as restated (5)   as restated (5)
                                                      ----------   -----------    -----------   ---------------   ----------------
Statement of Income Data:
  Net sales .......................................   $  497,626   $   433,928    $   393,392   $       332,413   $        262,057
  Gross margin (1) ................................      197,754       161,894        148,791           124,098             96,207
  Selling, general and administrative expenses(1)..      166,485       131,890        122,984           105,383             83,478
  Store pre-opening expenses ......................        4,036         2,842          2,884             3,308              2,187
  Income from operations ..........................       27,233        27,162         22,923            15,407             10,542
  Net income ......................................       16,848        17,034         14,208             9,060              6,420
  Net income per share, diluted(2) ................   $     0.84   $      0.86    $      0.75   $          0.58   $           0.43

Weighted average shares outstanding, diluted(2) ...       20,012        19,729         18,828            15,505             14,888

Balance Sheet Data (as of):
  Working capital .................................   $  150,414   $   112,751    $   123,811   $        56,422   $         47,168
  Total assets ....................................      304,112       235,163        198,559           124,354            107,599
  Total debt ......................................       29,357           504          1,846             3,174              1,201
  Shareholders' equity ............................      186,215       165,259        142,856            72,801             63,202

Other Data:
  Cash flows from operating activities ............   $   18,495   $    23,227    $     9,656   $         7,141   $          6,864
  Number of stores open at end of period ..........           96            81             71                61                 50
  Net sales per total square foot(3) ..............   $      256   $       260    $       272   $           273   $            271
  Average net sales per store (000's)(3) ..........   $    5,802   $     5,839    $     6,064   $         6,070   $          5,919
  Comparable store sales increase(4) ..............            4%            2%             5%                8%                 3%

----------
(1) For all vendor contracts entered into or modified after December 31, 2002, the Company has adopted the Emerging Issues Task Force (EITF) 02-16, Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor. EITF 02-16 addresses the accounting for cash consideration received by a customer from a vendor (e.g., slotting fees, cooperative advertising payments, buydowns) and rebates or refunds from a vendor that is payable only if the customer completes a specified cumulative level of purchases or remains a customer for a specified time period. The change in accounting means that vendor monies which support the Company's advertising programs are now being recorded as a reduction in the cost of inventory, and are recognized as a reduction of cost of goods sold when the inventory is sold. Previously, they were accounted for as an offset to advertising costs. This accounting change results in a timing difference as to when these monies are recognized in the Company's income statement. The adoption of EITF 02-16 reduced the Company's 2004 net income by $3.4 million or $0.17 per share. The change increased gross margin by $11.9 million, increased selling, general and administrative costs by $17.4 million, and decreased inventory by $5.5 million.
(2) All share and per share data reflect the two-for-one stock split paid July 31, 2002.
(3)     Includes only stores open during the entire period.
(4) Stores are added to the comparable store base at the beginning of their fourteenth full month of operation.

(5)

                                                                2001 DATA                               2000 DATA
                                                 --------------------------------------   --------------------------------------
                                                     AS                                       AS
                                                 PREVIOUSLY                               PREVIOUSLY
                                                  REPORTED    ADJUSTMENT    AS RESTATED    REPORTED    ADJUSTMENT    AS RESTATED
                                                 ----------   ----------    -----------   ----------   ----------    -----------
Selling, general and administrative expenses..   $  105,447   $      (64)   $   105,383   $   83,516   $      (38)   $    83,478
Pre-opening expenses .........................        2,518          790          3,308        1,928          259          2,187
Income from operations .......................       16,133         (726)        15,407       10,763         (221)        10,542
Net income ...................................        9,507         (447)         9,060        6,557         (137)         6,420
Net income per share, diluted ................         0.61        (0.03)          0.58         0.44        (0.01)          0.43
Total assets .................................      123,811          543        124,354      107,392          207        107,599
Shareholders' equity .........................       73,727         (926)        72,801       63,681         (479)        63,202
Cash flows from operating activities .........        6,768          373          7,141        6,709          155          6,864

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESTATEMENT OF FINANCIAL STATEMENTS

        We have determined that our method of accounting for leasehold improvements funded by landlord incentives or allowances (tenant improvement allowances) and our method of accounting for rent holidays were not in accordance with accounting principles generally accepted in the United States of America. As a result, we have restated our consolidated financial statements for each of the years ended December 31, 2003 and 2002in this annual report on Form 10-K.

        We have historically accounted for tenant improvement allowances as a reduction of the property, plant and equipment account on our balance sheet, amortized the allowances as a reduction to depreciation expense in our income statement and reflected the cash received within investing activities in our statement of cash flows. FASB Technical Bulletin 88-1 ("FTB 88-1"), "Issues Relating to Accounting for Leases," requires these allowances to be recorded as deferred rent liabilities on the consolidated balance sheets and amortized as a reduction to rent expense on the income statement. In addition, the cash received by us should have been recorded as a component of operating activities on our consolidated statements of cash flows. Depreciation of the leasehold improvement begins effective with the opening of the store as we have accounted for it in the past. However, amortization of the landlord allowance commences on the date we have the right to control the use of the leased property, which is consistent with the recording of rent expense as described below. Previously, we had commenced amortization on the date the store was opened.

        We have historically recognized rent holiday periods on a straight-line basis over the lease term commencing with the opening date for each store. The period during which the store was being fixtured and stocked with merchandise was excluded from the straight-line rent schedule. FASB Technical Bulletin 85-3 ("FTB 85-3"), "Accounting for Operating Leases with Scheduled Rent Increases," states that rent holidays should be recognized on a straight-line basis over the lease term, which commences on the date we have the right to control the use of the leased property. For us, this is generally one to three months prior to a store opening date. The amount of rent expensed prior to store opening will be included in "Pre-opening expenses" on our consolidated statements of income.

        The effect of these adjustments is a reduction to retained earnings of $926,000, net of tax, as of January 1, 2002 and decreases to net income of $249,000 or $0.02 per share, and $277,000 or $0.02 per share, in 2003 and 2002, respectively.

        See Note 2 to Consolidated Financial Statements of this annual report on Form 10-K for a summary of the effects of these changes on our consolidated balance sheet as of December 31, 2003, as well as on our consolidated statements of income, changes in shareholders' equity and cash flows for 2003 and 2002. The discussion contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" gives effect to these corrections.

OVERVIEW

        We are a rapidly growing specialty retailer offering a vast selection of arts, crafts and floral merchandise to a broad demographic of consumers. Our target customers are primarily women between the ages of 25 and 55 who are looking for ideas to decorate their homes, create handmade items, or otherwise engage in arts and crafts activities. We have grown from 17 stores in January 1997 to 96 stores in December 2004. Our stores are located in the eastern United States from Maine to Alabama.

        We established our first store in Moorestown, New Jersey in 1984 and grew to five stores by the end of 1993. We added a total of 12 additional stores in 1994 and 1995. In 1995, we began implementing an aggressive expansion plan and built our infrastructure to position us for that growth. By the end of 1996, we had recruited experienced senior retail executives in the areas of operations, merchandising and finance, and made key additions and changes in other areas such as buying, information systems, human resources and real estate. From 1997 through 2004 we continued to strengthen and expand our management team, including the addition of Lawrence H. Fine as our President in June 2001.

        We continued to develop our operating systems including a point of sale system, a radio frequency re-order system, a real time merchandise information and control system, a warehouse management system and an automated ordering system using EDI (electronic data interchange) to link us electronically with most of our vendors. We also implemented updated general ledger and payroll systems.

        In 1997, we received financing for our growth through an initial public offering of our common stock with net proceeds, after the payment of outstanding debt, of approximately $16.0 million. We received an additional $52.1 million from the sale of shares in March 2002.

        Our expansion plans continued as we opened 33 new stores in the period 2000 to 2002, 10 new stores in 2003 and 15 new stores in 2004. In 2002 we closed two stores; one was destroyed by fire and the other was in an area which had negative demographic changes and the lease had expired. During the next two years, we intend to increase our store base by approximately 15% to 20% per year, all within the reach of our suburban Philadelphia distribution center, an area encompassing approximately 50% of the U.S. population. We believe we can operate at least 175 stores in this area without significantly diluting sales in our existing stores. To accommodate this growth, we constructed a new distribution center which opened in the third quarter of 2004. The new distribution center is 710,000 square feet plus 60,000 square feet of office space.

        Starting in 2004, vendor monies which support our advertising programs are recorded as a reduction in the cost of inventory, and are recognized as a reduction to cost of goods sold when the inventory is sold. Previously, they were accounted for as an offset to advertising costs. This accounting change results in a timing difference as to when these monies are recognized in our income statement. In 2004, this accounting change resulted in a reduction in the Company's net income by $3.4 million, or $0.17 per share. For the year, the change increased gross margin by $11.9 million, increased selling general and administrative costs by $17.4 million and decreased inventory by $5.5 million. In 2003 we recorded vendor advertising support as a reduction of selling general and administrative expenses in the amount of $13.6 million.

        Our sales for the year ended December 31, 2004 were $497.6 million, an increase of 14.7% over 2003 sales of $433.9 million. Same store sales increased 4%. Net income for the year 2004 decreased by 1.1% to $16.8 million or $0.84 per fully-diluted share after the impact of an accounting change for vendor monies which support our advertising programs. In 2003, our net income was $17.0 million or $0.86 per fully-diluted share.

        On July 27, 2004, a section of the roof on our Blackwood, New Jersey warehouse and corporate headquarters facility collapsed. The facility employed over 150 team members, none of whom were injured in the incident. At the time of the incident, we had been in the process of moving into our new distribution center in Winslow Township, New Jersey. The move of the offices was expedited and completed on August 4, 2004.

        The roof collapse in our then existing distribution center was a major disruption to our business. We lost the ability to ship any merchandise from our warehouses for one week. During the next seven weeks, over $7.0 million in merchandise at cost was unavailable to be shipped to the stores as we had to relocate the merchandise to the new distribution center and ensure that the merchandise was salable.

        The effort of recovering from the roof collapse resulted in delaying our ability to bring our new facility up to the level of operation that we had anticipated. We did not ship merchandise to stores in our customary manner. We lost over $800,000 of imported fall ribbon, flags, fall seasonal and basic floral merchandise that could not be replaced domestically. As we could not ensure merchandise availability, we reduced two key promotions in August and September of 2004. We estimate the unavailability of merchandise and the reduction in promotional events negatively impacted third quarter sales in excess of $4.0 million. The events surrounding the roof collapse also required us to add to staff and delayed our ability to achieve the productivity we anticipated in the new facility in the fourth quarter of 2004.

        We insure our warehouse inventory at selling value and therefore anticipate collection on our insurance claim at amounts which cover our lost profits. Included in our results is an estimate of the insurance claim recovery for lost merchandise and other expenses related to the roof collapse at its retail value of$3.3 million, which exceeds carrying value by $1.3 million. This $1.3 million was recorded as a reduction in the cost of goods sold during the third quarter of 2004.

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

        In addition, our success depends on our ability to locate and open new store locations. We plan to open 15 new stores in 2005. We expect to open two stores in the second quarter and the remainder split between quarters three and four. We will also relocate one store.

        On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123(R), Share-Based Payment (FAS 123(R)). FAS 123(R) revised FASB Statement No. 123, Accounting for Stock-Based Compensation (FAS
123) and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. FAS 123(R) must be adopted no later than for periods beginning after June 15, 2005.

        Previously, in complying with FAS 123, we disclosed the value of stock options granted and its pro-forma impact on our net income in a footnote to our financial statements. We are currently considering which transition method we expect to select in adopting FAS 123(R), and whether this new accounting requirement will result in any changes in compensation strategies. Information contained in our footnotes provide the impact on pro forma net income for past financial statements. The impact of the adoption of FAS 123(R) on future financial statements is expected to be material.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales:

                                                                   YEAR ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               2004         2003         2002
                                                             --------     --------     --------
        Net sales ........................................      100.0%       100.0%       100.0%
        Cost of sales ....................................       60.3         62.7         62.2
                                                             --------     --------     --------
        Gross margin .....................................       39.7         37.3         37.8
        Selling, general and administrative expenses .....       33.4         30.4         31.3
        Store pre-opening expenses .......................        0.8          0.6          0.7
                                                             --------     --------     --------
        Income from operations ...........................        5.5          6.3          5.8
        Interest expense (income), net ...................       (0.0)        (0.1)        (0.1)
                                                             --------     --------     --------
        Income before income taxes .......................        5.5          6.4          5.9
        Provision for income taxes .......................        2.1          2.5          2.3
                                                             --------     --------     --------
        Net income .......................................        3.4%         3.9%         3.6%
                                                             ========     ========     ========

2004 COMPARED TO 2003

        Net Sales. Net sales increased $63.7 million, or 14.7%, to $497.6 million in 2004 from $433.9 million in 2003. This increase resulted from (i) net sales of $27.7 million from 15 new stores opened in 2004, (ii) net sales of $20.0 million from stores opened in 2003 not included in the comparable store base, and (iii) a comparable store sales increase of $16.0 million, or 4%. Sales benefited from positive weather conditions in the first and fourth quarters but were negatively impacted by weather conditions in the second quarter compared with the comparable periods in 2003. Sales in the third quarter were impacted by the roof collapse. For the year, customer transactions in comparable stores increased by 2% compared with 2003 and the average sale increased 2%. Sales growth was strongest in our scrapbooking, yarn, basic crafts, wedding and jewelry making categories. Stores are added to the comparable store base at the beginning of the fourteenth full month of operation.

        Gross Margin. Gross margin is net sales minus the cost of merchandise which includes purchasing and receiving costs, inbound freight, duties related to import purchases, internal transfer costs and warehousing costs. Gross margin as a percent of net sales increased 2.4% in 2004, to 39.7% from 37.3% in 2003. The impact of the change in accounting for cash consideration received from vendors increased gross margin by $11.9 million, or an increase of 2.4% of sales. An additional 0.2% is attributable to an estimated $0.9 million of insurance proceeds in excess of cost from the insurance claim associated with the roof collapse in our former warehouse in 2004 as compared with proceeds from an insurance claim from the fire in a warehouse in 2003. Fewer sales at promotional prices and the mix of merchandise sold increased margins by 0.1%. Additional distribution costs associated with the move to our new distribution center and a loss of productivity due to the events surrounding the roof collapse reduced our gross margin by 0.3%.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses include (i) direct store level expenses, including rent and related operating costs, payroll, advertising, depreciations and other direct costs, and (ii) corporate level costs not directly associated with or allocable to cost of sales including executive salaries, accounting and finance, corporate information systems, office facilities and other expenses.

        Selling, general and administrative expenses, as a percent of net sales, increased 3.0% in 2004, to 33.4% from 30.4% in 2003. The impact of the change in accounting for vendor monies received to support our advertising programs increased expenses by $17.4 million, which represents 3.5% of this increase. As a percent of net sales, store expense decreased by 0.3% and corporate office costs decreased by 0.2% as both costs were leveraged over the larger sales base. The decrease in corporate office costs was achieved despite an increase of $670,000 in external fees and significant amounts of internal resources related to the company's compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

        Net Interest (Income). In 2004 we had net interest income of $163,000 compared with net interest income of $404,000 in 2003. The decrease is principally due to interest expense from our mortgages, which expense commenced in August 2004.

        Store Pre-Opening Expenses. We expense store pre-opening costs as they are incurred, which would include rent holidays prior to store opening. Pre-opening expenses for the 15 new stores opened in 2004 and the two stores which were relocated during the year, amounted to $4.0 million. In 2003, we opened ten new stores and relocated one store and incurred pre-opening expenses of $2.8 million.

        Income Taxes. Our effective income tax rate was 38.5% for 2004 and 38.2% for 2003.

2003 COMPARED TO 2002

        Net Sales. Net sales increased $40.5 million, or 10.3%, to $433.9 million in 2003 from $393.4 million in 2002. This increase resulted from (i) net sales of $19.4 million from ten new stores opened in 2003, (ii) net sales of $14.6 million from stores opened in 2002 which were not included in the comparable store base, and (iii) a comparable store sales increase of $6.5 million, or 2%. Sales were significantly impacted by the adverse weather conditions we experienced in the first and fourth quarters of 2003.

        Gross Margin. Gross margin as a percent of net sales decreased 0.5% to 37.3% in 2003 from 37.8% in 2002. A general decline in our floral and accessories business and accelerated markdowns to clear seasonal inventory after major snow storms in the first and fourth quarters of 2003 accounted for 0.5% of the decrease and an industry wide increase in domestic and international freight costs accounted for 0.1% of the decrease. Net insurance proceeds of retail value over cost resulting from an insurance claim from a fire in one of our warehouses increased our margin by 0.1%.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses, as a percent of net sales, decreased 0.9% in 2003 to 30.4% from 31.3% in 2002. A relative reduction of corporate office expenses accounted for 0.5% of the decrease, additional vendor co-operative advertising funds accounted for 0.5% of the decrease and there was a decrease of 0.1% as the result of a) the proceeds in excess of costs resulting from an insurance claim for a fire which destroyed one of our stores and b) the costs relating to the early termination of a lease on a store which we relocated. Other store expenses, principally store occupancy costs, increased by 0.2% of sales.

        Store Pre-Opening Expenses. Pre-opening expenses for the 10 new stores opened in 2003 and one store which was relocated during the year, amounted to $2.8 million. In 2002, we opened twelve new stores and incurred pre-opening expenses of $2.9 million.

        Net Interest (Income). In 2003 we had net interest income of $404,000 compared with net interest income of $473,000 in 2002.

        Income Taxes. Our effective income tax rate was 38.2% for 2003 and 39.3% for 2002. In 2002, we provided additional state taxes due to changes in state tax laws which impacted 2002 and prior years.

QUARTERLY RESULTS AND SEASONALITY

        The following table sets forth our unaudited quarterly operating results for our eight most recent quarterly periods, restated for the Company's corrections to properly account for tenant improvement allowances and rent holidays (see Note 2 to Consolidated Financial Statements), and the number of stores open at the end of each period (dollars in thousands, except share and store data).

                                                              FIRST          SECOND         THIRD         FOURTH
                                                             QUARTER        QUARTER        QUARTER       QUARTER
                                                           ----------     ----------     ----------    ----------
                         2004
Net sales ..............................................   $  111,469     $  101,194     $  107,713    $  177,250
Gross margin ...........................................       41,930         39,342         43,703        72,779
Income from operations (as previously reported) ........        1,838            486          1,617
Income from operations (as restated, see Note 2) .......        1,878            421          1,420        23,514
Net income (as previously reported) ....................        1,204            375            986
Net income (as restated, see Note 2) ...................        1,228            335            865        14,420
Net income  per  share, diluted (as previously
 reported) .............................................   $     0.06     $     0.02    $     0.05
Net income per share, diluted (as restated,  see
 Note 2) ...............................................   $     0.06     $     0.02     $     0.04    $     0.72
Diluted average shares outstanding .....................       20,043         20,108         20,114        20,167

Number of stores open at end of period .................           84             84             91            96
Comparable store sales increase (decrease) .............          9.4%          (1.0)%          0.3%          5.6%

2003
Net sales ..............................................   $   91,952     $   93,686     $   98,600    $  149,690
Gross margin ...........................................       33,535         34,793         36,613        56,953
Income from operations (as previously reported) ........          571          1,583          1,950        23,506
Income from operations (as restated, see Note 2) .......          601          1,532          1,764        23,265
Net income (as previously reported) ....................          420          1,051          1,262        14,578
Net income (as restated, see Note 2) ...................          438          1,019          1,148        14,429
Net income  per  share, diluted (as previously
reported) ..............................................   $     0.02     $     0.05     $     0.06    $     0.73
Net income per share, diluted (as restated, see Note 2).   $     0.02     $     0.05     $     0.06    $     0.72
Diluted average shares outstanding .....................       19,603         19,762         19,980        20,011

Number of stores open at end of period .................           73             74             78            81
Comparable store sales increase (decrease) .............         (2.0)%          4.0%           2.0%          3.0%

        Due to the importance of our peak selling season, which includes Fall/Halloween, Thanksgiving and Christmas, the fourth quarter has historically contributed, and is expected to continue to contribute, a significant portion of our profitability for the entire year. As a result, any factors negatively affecting us during the fourth quarter of any year, including adverse weather and unfavorable economic conditions, would have a material adverse effect on our results of operations for the entire year.

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

LIQUIDITY AND CAPITAL RESOURCES

        Our cash is used primarily for working capital to support our inventory requirements and fixtures and equipment, pre-opening expenses and beginning inventory for new stores. In recent years, we have financed our operations and new store openings primarily with cash from operations, the net proceeds we received from our initial public offering in 1997 and from a secondary offering in 2002. In the first half of 2004 we borrowed $30.0 million under two mortgage agreements we have with Wachovia Bank to finance our new distribution center and corporate offices.

        At December 31, 2004 and 2003, our working capital was $150.4 million and $112.8 million, respectively. During 2004, 2003 and 2002, cash of $18.5 million, $23.2 million and $9.7 million was generated by operations, respectively. In these three periods, $21.3 million, $19.0 million and $16.8 million of cash, respectively, was used to increase inventory levels to support both new and existing stores. In these periods, part of the inventory increase was financed through increases in accounts payable of $14.5 million, $9.8 million and $2.6 million, respectively. We also had the tax benefit from our executives exercising stock options in the amount of $2.3 million in 2004 and $2.7 million in 2003.

        Net cash used in investing activities during 2004, 2003 and 2002 was $
44.4 million, $42.5 million and $11.2 million, respectively. In 2004 this use of cash was for capital expenditures of $41.0 million. We spent $27.0 million for the construction of our new distribution center, $11.1 million for new stores and the remainder for remodeling existing stores and upgrading systems. The total cost of the new distribution center was $45.0 million, including capitalized interest of $202,000. In 2003 and 2002, cash used in investing activities was for capital expenditures including $16.6 million for land and the construction of our distribution center, new stores, remodeling existing stores, upgrading systems and warehouse equipment. In 2005, we expect to spend approximately $17.5 million on capital expenditures, which includes $10.5 million for new store openings, and the remainder for remodeling existing stores, upgrading systems in existing stores, warehouse equipment and corporate systems development.

        On October 28, 2003 we signed two mortgage agreements with Wachovia Bank relating to the new distribution center and corporate offices. The mortgages, totaling $30.0 million of which $29.4 million was outstanding at December 31, 2004, are secured by land, building, and equipment. Of the $30.0 million, $22.5 million is repayable over 15 years and $7.5 million is repayable over 7 years. Monthly payments totaling $214,000 started in October 2004. The mortgages bear interest at rates that will vary between LIBOR plus 85 basis points and LIBOR plus 135 basis points, depending on the debt service coverage ratio and the length of the mortgage payment. We have the option of fixing the interest rate at any time. The mortgages contain covenants that, among other things, restrict our ability to incur additional indebtedness or guarantee obligations in excess of $8.0 million, engage in mergers or consolidations, dispose of assets, make acquisitions requiring a cash outlay in excess of $10.0 million, make loans or advances in excess of $1.0 million, or change the nature of our business. We are restricted in capital expenditures, paying dividends and making other distributions unless certain financial covenants are maintained including those relating to tangible net worth, funded debt and a current ratio. The mortgages also define various events of default, including cross default provisions, defaults for any material judgments or a change in control. At December 31, 2004, the Company was in compliance with these agreements.

        We currently have a $25.0 million line of credit agreement with Wachovia Bank, which expires on May 1, 2006. Borrowing under this line will bear interest at LIBOR plus 95 basis points and is subject to the same covenants as the mortgages described above. As of December 31, 2004, there were no borrowings outstanding under this agreement.

        In the year ended December 31, 2002, net cash provided by financing activities was principally the $52.1 million proceeds from our sale of shares in March 2002.

        We believe the cash generated from operations during the year and available borrowings under our line of credit agreement with Wachovia Bank will be sufficient to finance our working capital and capital expenditure requirements for at least the next 12 months.

        We lease our retail stores and some vehicles under noncancelable operating leases. The lease for our previous corporate headquarters expires March 31, 2005. At December 31, 2004 our total obligations under these operating leases were $240.3 million. The following table reflects as of December 31, 2004 the payments due for the periods indicated.

                                                            PAYMENTS DUE BY PERIOD ($000)
                                           --------------------------------------------------------------
                                                         LESS THAN                               AFTER 5
CONTRACTUAL OBLIGATIONS                       TOTAL       1 YEAR      1-3 YEARS    4-5 YEARS      YEARS
----------------------------------------   ----------   ----------   ----------   ----------   ----------
Long-term debt .........................   $   29,357   $    2,571   $    7,713   $    5,142   $   13,931
Store Operating Leases (1) .............      240,345       28,672       86,393       49,481       75,799
Vehicle and Equipment Leases ...........        1,103          320          618          164            1
Purchase Obligations (2) ...............          204           99          105           --           --
Deferred Income Taxes (3) ..............           --           --           --           --           --
Total Contractual Cash Obligations .....   $  271,009   $   31,662   $   94,829   $   54,787   $   89,731

----------
(1) Most store leases have an average initial term of ten years, with two five year renewal options, and provide for predetermined escalation in future minimum annual rent. Rent escalations are amortized over the initial lease term commencing on the date we take possession. The pro rata portion of scheduled rent escalations has been included in other long-term liabilities in the balance sheet.

(2) Purchase obligations include agreements for goods and services that are enforceable and legally binding on the Company and that specify all significant terms. As of December 31, 2004, such obligations include telephone services and software licenses and maintenance contracts for information technology.

(3) The amount of deferred income taxes has been excluded from the above table as the timing of any cash payment is uncertain. See Note 7 of the Notes to Consolidated Financial Statements for additional information regarding our deferred tax position.

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

        Merchandise Inventories. We value our inventories at stores at the lower of cost or market with cost being determined using the retail inventory method. Because we do not have perpetual inventory records for inventory in our stores, we perform complete physical inventories in each of our stores at the end of each year. The actual physical count of merchandise is made principally by third-party inventory counting service firms. Warehouse inventories are determined on a first-in, first-out basis. The Company includes as inventoriable costs certain indirect costs, such as purchasing and receiving costs, inbound freight, duties related to import purchases, internal transfer costs and warehousing costs.

        Inventory valuation methods also require certain management estimates and judgments. These include estimates of net realizable value on product designated for clearance or on slow moving merchandise. Quarterly, our inventory valuation includes estimates for shrinkage, capitalized buying, warehousing and distribution costs related to inventory, and markdowns of merchandise inventories. The accuracy of our estimates can be affected by many factors, some of which are outside of our control, including changes in economic conditions and consumer buying trends. Historically, we have not experienced significant differences in our estimates of recovery compared with actual results. We believe our process results in an appropriate value of our retail inventory on hand at year-end.

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

        Other Estimates. Management uses estimates in the determination of the required accruals for general liability, workers' compensation and health insurance. These estimates are based upon examination of historical trends, industry claims experience and, in certain cases, calculations performed by third-party experts. Projected claims information may change in the future and may require management to revise these accruals.

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

CHANGE IN ACCOUNTING PRINCIPLE

        For all vendor contracts entered into or modified after December 31, 2002, we have adopted the Emerging Issues Task Force (EITF) 02-16, Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor. EITF 02-16 addresses the accounting for cash consideration received by a customer from a vendor (e.g., slotting fees, cooperative advertising payments, buydowns) and rebates or refunds from a vendor that is payable only if the customer completes a specified cumulative level of purchases or remains a customer for a specified time period. The change in accounting means that vendor monies which support our advertising programs are now being recorded as a reduction in the cost of inventory, and are recognized as a reduction of cost of goods sold when the inventory is sold. Previously, they were accounted for as an offset to advertising costs. This accounting change results in a timing difference as to when these monies are recognized on our income statement. The adoption of EITF 02-16 reduced our 2004 net income by $3.4 million or $0.17 per share. The change increased our gross margin by $11.9 million, increased our selling, general and administrative costs by $17.4 million, and decreased our inventory by $5.5 million. In 2003 we recorded vendor advertising support as a reduction of selling, general and administrative expenses in the amount of $13.6 million.

RECENT ACCOUNTING PRONOUNCEMENTS

        On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123(R), Share-Based Payment (FAS 123(R)). FAS 123(R) revised FASB Statement No. 123, Accounting for Stock-Based Compensation (FAS
123) and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. FAS 123(R) must be adopted no later than for periods beginning after June 15, 2005.

        Previously, in complying with FAS 123, we disclosed the value of stock options granted and its pro-forma impact on our net income in a footnote to our financial statements. We are currently considering which transition method we expect to select in adopting FAS 123(R), and whether this new accounting requirement will result in any changes in compensation strategies. Information contained in our footnotes provides the impact on pro forma net income for past financial statements. The impact of the adoption of FAS 123(R) on future financial statements is expected to be material.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

        We invest cash balances in excess of operating requirements primarily in money market mutual funds and to a lesser extent in interest-bearing securities with maturities of less than two years. The fair value of our cash and equivalents at December 31, 2004 approximated carrying value. We had no borrowings outstanding under the line of credit at December 31, 2004. The interest rates on our mortgages fluctuate with market rates and therefore the value of these financial instruments will not be impacted by a change in interest rates. Based on the amounts existing at December 31, 2004, the impact of a hypothetical increase or decrease in interest rates of 10% compared with the rates in effect at December 31, 2004 would result in an increase or decrease in our interest expense of $98,000 annually, and an increase or decrease in our interest income of $89,000 annually.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                         A.C. MOORE ARTS & CRAFTS, INC.

                                                                           PAGE
                                                                           ----

Report of Independent Registered Public Accounting Firm ..................   36

Consolidated Balance Sheets at December 31, 2004 and 2003 ................   38

Consolidated Statements of Income for each of the three years
 in the period ended December 31, 2004 ...................................   39

Consolidated Statements of Changes in Shareholders' Equity for each of the
 three years in the period ended December 31, 2004 .......................   40

Consolidated Statements of Cash Flows for each of the three
 years in the period ended December 31, 2004 .............................   41

Notes to Consolidated Financial Statements ...............................   42

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of A.C. Moore Arts & Crafts, Inc.:

        We have completed an integrated audit of A.C. Moore Arts & Crafts, Inc.'s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

CONSOLIDATED FINANCIAL STATEMENTS

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of A.C. Moore Arts & Crafts, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 2 to the financial statements, the Company has restated its 2003 and 2002 financial statements in order to correct certain errors in its accounting for operating leases.

INTERNAL CONTROL OVER FINANCIAL REPORTING

        Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
------------------------------
Philadelphia, PA
March 16, 2005

                         A.C. MOORE ARTS & CRAFTS, INC.
                           CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                      DECEMBER 31,
                                                                -----------------------
                                                                               2003
                                                                             as restated,
                                                                   2004       see Note 2
                                                                ----------   ------------
ASSETS
Current assets:
  Cash and cash equivalents .................................   $   48,428   $    43,700
  Marketable securities .....................................       17,558            --
  Inventories ...............................................      142,832       121,493
  Prepaid expenses and other current assets .................        7,655         2,962
  Deferred taxes ............................................        2,673            --
                                                                ----------   -----------
                                                                   219,146       168,155
Non current Assets:
  Marketable securities .....................................           --        14,132
  Property and equipment, net ...............................       83,219        51,075
  Other assets ..............................................        1,747         1,801
                                                                ----------   -----------
                                                                $  304,112   $   235,163
                                                                ==========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt .........................   $    2,571   $       504
  Trade accounts payable ....................................       50,256        33,558
  Accrued payroll and payroll taxes .........................        3,706         4,501
  Accrued expenses ..........................................        8,573        10,015
  Income taxes payable ......................................        3,626         6,826
                                                                ----------   -----------
                                                                    68,732        55,404
                                                                ----------   -----------
Non current liabilities:
  Long term debt ............................................       26,786            --
  Deferred taxes ............................................        8,584         3,977
  Accrued lease liability ...................................       13,795        10,523
                                                                ----------   -----------
                                                                    49,165        14,500
                                                                ----------   -----------
                                                                   117,897        69,904
                                                                ----------   -----------
Commitments and contingencies

Shareholders' Equity:
 Preferred stock, no par value, 10,000,000 shares authorized;
  none issued ...............................................           --            --

  Common stock, no par value, 40,000,000 shares authorized;
   issued and outstanding 19,655,100 shares at December
   31, 2004 and 19,357,541 shares at December 31, 2003  .....      109,131       105,023
  Retained earnings .........................................       77,084        60,236
                                                                ----------   -----------
                                                                   186,215       165,259
                                                                ----------   -----------
                                                                $  304,112   $   235,163
                                                                ==========   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         A.C. MOORE ARTS & CRAFTS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                          DECEMBER 31,
                                                          --------------------------------------------
                                                                              2003            2002
                                                                          as restated,    as restated,
                                                              2004         see Note 2      see Note 2
                                                          ------------    ------------    ------------
Net sales .............................................   $    497,626    $    433,928    $    393,392
Cost of sales (including buying and distribution costs)        299,872         272,034         244,601
                                                          ------------    ------------    ------------
Gross margin ..........................................        197,754         161,894         148,791
Selling, general and administrative expenses ..........        166,485         131,890         122,984
Pre-opening expenses ..................................          4,036           2,842           2,884
                                                          ------------    ------------    ------------
Income from operations ................................         27,233          27,162          22,923
  Interest expense ....................................            380              92             277
  Interest income .....................................           (543)           (496)           (750)
                                                          ------------    ------------    ------------
Income before income taxes ............................         27,396          27,566          23,396
  Provision for income taxes ..........................         10,548          10,532           9,188
                                                          ------------    ------------    ------------
Net income ............................................   $     16,848    $     17,034    $     14,208
                                                          ============    ============    ============
Basic net income per share ............................   $       0.86    $       0.89    $       0.80
                                                          ============    ============    ============
Weighted average shares outstanding ...................     19,481,623      19,112,816      17,861,897
                                                          ============    ============    ============
Diluted net income per share ..........................   $       0.84    $       0.86    $       0.75
                                                          ============    ============    ============
Weighted average shares outstanding plus impact
 of stock options .....................................     20,011,503      19,729,418      18,828,130
                                                          ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         A.C. MOORE ARTS & CRAFTS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                           RETAINED
                                                                                           EARNINGS
                                                                            COMMON       as restated,
                                                            SHARES           STOCK        see Note 2          TOTAL
                                                         -------------   -------------   -------------    -------------
Balance, December 31, 2001 (as previously reported) ..      14,932,012   $      43,807   $      29,920    $      73,727
Prior year adjustment (see Note 2) ...................              --              --            (926)            (926)
                                                         -------------   -------------   -------------    -------------
Balance, December 31, 2001 (as restated, see Note 2) .      14,932,012          43,807          28,994           72,801
Net income (as restated, see Note 2) .................              --              --          14,208           14,208
Proceeds from the sale of common stock ...............       3,500,000          52,125              --           52,125
Exercise of stock options ............................         374,035           1,481              --            1,481
Compensation expense related to stock options ........              --             300              --              300
Tax benefit from exercise of stock options ...........              --           1,941              --            1,941
                                                         -------------   -------------   -------------    -------------
Balance, December 31, 2002 (as restated, see Note 2) .      18,806,047          99,654          43,202          142,856
Net income (as restated, see Note 2) .................              --              --          17,034           17,034
Exercise of stock options ............................         551,494           2,719              --            2,719
Tax benefit from exercise of stock options ...........              --           2,650              --            2,650
                                                         -------------   -------------   -------------    -------------
Balance, December 31, 2003 (as restated, see Note 2) .      19,357,541         105,023          60,236          165,259
Net income ...........................................                              --          16,848           16,848
Exercise of stock options ............................         297,559           1,805                            1,805
Tax benefit from exercise of stock options ...........              --           2,303              --            2,303
                                                         -------------   -------------   -------------    -------------
Balance, December 31, 2004 ...........................      19,655,100   $     109,131   $      77,084    $     186,215
                                                         -------------   -------------   -------------    -------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         A.C. MOORE ARTS & CRAFTS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                        -----------------------------------------------
                                                                                             2003             2002
                                                                                         as restated,     as restated,
                                                                             2004         see Note 2       see Note 2
                                                                        -------------    -------------    -------------
Cash flows from operating activities:
Net income ..........................................................   $      16,848    $      17,034    $      14,208
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization .....................................           8,967            7,178            6,330
  Non-cash change in accrued lease liability ........................           3,272            2,671            2,526
  Compensation expense related to stock options .....................              --               --              300
  Provision for deferred income taxes, net ..........................           1,934             (371)           1,561
  Changes in assets and liabilities:
    Inventories .....................................................         (21,339)         (18,996)         (16,823)
    Prepaid expenses and other current assets .......................          (4,693)            (233)            (751)
    Accounts payable, accrued payroll and payroll taxes
     and accrued expenses ...........................................          14,461            9,758            2,649
    Income taxes payable ............................................            (897)           6,135              682
    Other ...........................................................             (58)              51           (1,026)
                                                                        -------------    -------------    -------------
Net cash provided by operating activities ...........................          18,495           23,227            9,656
                                                                        -------------    -------------    -------------
Cash flows from investing activities:
  Capital expenditures ..............................................         (40,999)         (28,356)         (11,168)
  Investment in marketable securities ...............................          (3,426)         (14,132)              --
                                                                        -------------    -------------    -------------
Cash flows (used in) investing activities ...........................         (44,425)         (42,488)         (11,168)
                                                                        -------------    -------------    -------------
Cash flows from financing activities:
  Sale of shares-net ................................................              --               --           52,125
  Exercise of stock options .........................................           1,805            2,719            1,481
  Increase in long-term debt ........................................          30,000               --
  Repayment of long-term debt .......................................            (643)
  Proceeds from line of credit ......................................              --               --            2,000
  Repayment of line of credit .......................................              --               --           (2,000)
  Repayment of equipment leases .....................................            (504)          (1,342)          (1,328)
                                                                        -------------    -------------    -------------
Net cash provided by financing activities ...........................          30,658            1,377           52,278
                                                                        -------------    -------------    -------------
Net increase (decrease) in cash and cash equivalents ................           4,728          (17,884)          50,766
Cash and cash equivalents at beginning of period ....................          43,700           61,584           10,818
                                                                        -------------    -------------    -------------
Cash and cash equivalents at end of period ..........................   $      48,428    $      43,700    $      61,584
                                                                        =============    =============    =============
Supplemental cash flow information:
Cash paid during the year for:
  Interest ..........................................................   $         496    $          95    $         316
                                                                        =============    =============    =============
  Income taxes ......................................................   $       9,553    $       4,807    $       6,945
                                                                        =============    =============    =============
Non-cash items:
  Tax benefit of stock options ......................................   $       2,303    $       2,650    $       1,941
                                                                        =============    =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         A.C. MOORE ARTS & CRAFTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and basis of presentation. A.C. Moore Arts & Crafts, Inc. became a holding company in July 1997 by incorporating in Pennsylvania and exchanging its common stock for all of the capital stock of A.C. Moore Inc. held by its shareholders. The consolidated financial statements include the accounts of A.C. Moore Arts & Crafts, Inc. and its wholly owned subsidiaries (collectively the "Company"). All intercompany accounts and transactions have been eliminated. As of December 31, 2004, the Company operated a 96-store chain of retail arts and crafts stores in the eastern region of the United States.

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

Inventories. Inventories, which consist of general consumer merchandise held for sale, are stated at the lower of cost or market. The cost of store inventories is determined by the retail inventory method. Warehouse inventories are determined on a first-in, first-out basis. The Company includes as inventoriable costs certain indirect costs, such as purchasing and receiving costs, inbound freight, duties related to import purchases, internal transfer costs and warehousing costs.

Marketable Securities. Marketable securities represent investments in municipal bonds with maturities of three months or longer from time of purchase. They are classified as held-to-maturity and recorded at amortized cost.

Property and equipment. Property and equipment are stated at cost. In constructing the new distribution center, the Company capitalized interest in the amount of $202,000. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets. Buildings are depreciated over 40 years and building improvements are depreciated principally over 20 years. Furniture, fixtures and equipment are depreciated over periods of five to ten years and leasehold improvements are depreciated over the shorter of their estimated useful lives or the original term of the related lease. Maintenance and repairs are charged to operations as incurred and major improvements are capitalized. Amortization of assets recorded under capital leases is included in depreciation expense.

The Company periodically reviews long-lived assets for impairment by comparing the carrying value of assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss would be recognized during that period. The impairment loss is calculated as the difference between the carrying values of the asset and the present value of estimated net cash flows or comparable market values, giving consideration to recent operating performance and pricing trends. The Company had no impairment losses related to long-lived assets during 2004, 2003 or 2002.

The Company capitalizes certain costs incurred in connection with developing or obtaining internal use software in accordance with Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." These capitalized software costs are included in Property and Equipment, net in the consolidated balance sheets. These costs are being amortized over the estimated useful life of the software, not to exceed five years.

Other Assets. Includes amounts to obtain store leases. These amounts are being amortized over the life of the original lease.

Revenue recognition. The Company recognizes revenue at the time of sale of merchandise to its customers. The value of point of sale coupons, which have a very limited life, and other discounts that result in a reduction of the price paid by the customer are recorded as a reduction of sales. Sales returns, which are reserved for based on historical experience, are provided for in the period that the related sales are recorded. Proceeds from the sale of gift cards are recorded as gift card liability and recognized as revenue when redeemed by the holder.

Lease Accounting. The Company commences accounting for store leases on the date they take possession of the leased space. Landlord allowances and incentives are recorded as deferred rent liabilities and are amortized as a reduction of rent expense over the initial term of the lease, commencing with the date of possession.

Store pre-opening expenses. Direct incremental costs incurred to prepare a store for opening, including straight-line rent expense, are charged to expense as incurred.

Advertising costs. The costs incurred for advertising are expensed the first time the advertising takes place and are offset by reimbursements received under cooperative advertising programs with certain vendors. Co-op advertising funds are only recognized when we have performed our contractual obligations under a co-op advertising agreement. Advertising expense before the consideration of cooperative advertising allowances was $23.9 million , $20.4 million and $18.7 million for 2004, 2003 and 2002 respectively, and is included in selling, general, and administrative expense

Fair value of financial instruments. The carrying amounts of cash, cash equivalents and marketable securities, accounts receivable, other current assets, accounts payable, accrued expenses and other liabilities approximate fair value because of the short maturity of these instruments. The Company invests cash balances in excess of operating requirements primarily in money market mutual funds and to a lesser extent in interest-bearing securities with maturities of less than two years. The fair value of the Company's cash and equivalents at December 31, 2004 approximated carrying value. The Company had no borrowings outstanding under the line of credit at December 31, 2004. The interest rates on the Company's mortgages fluctuate with market rates and therefore the value of these financial instruments will not be impacted by a change in interest rates. Based on the amounts existing at December 31, 2004, the impact of a hypothetical increase or decrease in interest rates of 10% compared with the rates in effect at December 31, 2004 would result in an increase or decrease in the Company's interest expense of $98,000 annually, and an increase or decrease in the Company's interest income of $89,000 annually.

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

Stock option plan. The Company accounts for its employee stock options using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Compensation cost for stock options is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. No stock-based employee compensation has been included in the determination of net income. See Recent Accounting Pronouncements.

Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant date for awards under those plans, consistent with the requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," net income and earnings per share would have been reduced to the following pro-forma amounts:

                                                                                        2003            2002
                                                                        2004        as restated     as restated
                                                                    ------------    ------------    -------------
Net income..................... -- As reported                      $ 16,848,000    $ 17,034,000    $  14,208,000
                                -- Compensation cost, net of tax       1,749,000       1,268,000          725,000
                                -- Pro forma                          15,099,000      15,766,000       13,483,000

Basic earnings per share....... -- As reported                      $        .86    $        .89    $         .80
                                -- Pro forma                                 .78             .82              .75
Diluted earnings per share..... -- As reported                      $        .84    $        .86    $         .75
                                -- Pro forma                                 .75             .80              .72

The pro forma results may not be representative of the effects on reported operations for future years. The fair value of the options was calculated using a Black-Scholes options pricing model with the following weighted-average assumptions:

                                                  2004        2003        2002        2001
                                                --------    --------    --------    --------
Average fair value of options granted .......   $  11.15    $  12.99    $  10.08    $   4.59
Risk free interest rate .....................        3.8%        3.2%        4.1%        5.1%
Dividend yield ..............................         --          --          --          --
Average expected life .......................    4.9 yrs     4.5 yrs       7 yrs       7 yrs
Expected stock price volatility .............       54.9%         56%       45.2%       48.4%

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

Recent Accounting Pronouncements. On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123(R), Share-Based Payment (FAS 123(R)). FAS 123(R) revised FASB Statement No. 123, Accounting for Stock-Based Compensation (FAS 123) and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. FAS 123(R) must be adopted no later than for periods beginning after June 15, 2005.

Previously, in complying with FAS 123, the Company disclosed the fair value of stock options granted and its pro-forma impact on the Company's net income in a footnote to its financial statements. The Company is currently considering which transition method it expects to select in adopting FAS 123(R), and whether this new accounting requirement will result in any changes in compensation strategies. Information contained in the Company's footnotes provide the impact on pro forma net income for past financial statements. The adoption of FAS 123(R) on future financial statements is expected to be material.

Reclassification. Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation.

2.      RESTATEMENT OF FINANCIAL STATEMENTS

The Company has determined that its method of accounting for leasehold improvements funded by landlord incentives or allowances (tenant improvement allowances) and its method of accounting for rent holidays were not in accordance with accounting principles generally accepted in the United States of America. As a result, the Company has restated its consolidated financial statements for each of the years ended December 31, 2003 and 2002.

The Company has historically accounted for tenant improvement allowances as a reduction of the property, plant and equipment account on its balance sheet, amortized the allowances as a reduction to depreciation expense in its income statement and reflected the cash received within investing activities in its statement of cash flows. FASB Technical Bulletin 88-1 ("FTB 88-1"), "Issues Relating to Accounting for Leases," requires these allowances to be recorded as deferred rent liabilities on the consolidated balance sheets and amortized as a reduction to rent expense on the income statement. In addition, the cash received by the Company should have been recorded as a component of operating activities on the consolidated statements of cash flows. Depreciation of the leasehold improvement begins effective with the opening of the store as the Company has accounted for it in the past. However, amortization of the landlord allowance commences on the date the Company has the right to control the use of the leased property, which is consistent with the recording of rent expense as described below. Previously, the Company had commenced amortization on the date the store was opened.

The Company has historically recognized rent holiday periods on a straight-line basis over the lease term commencing with the opening date for each store. The period during which the store was being fixtured and stocked with merchandise was excluded from the straight-line rent schedule. FASB Technical Bulletin 85-3 ("FTB 85-3"), "Accounting for Operating Leases with Scheduled Rent Increases," states that rent holidays should be recognized on a straight-line basis over the lease term, which commences on the date the Company has the right to control the use of the leased property. For our Company, this is generally one to three months prior to a store opening date. The amount of rent expensed prior to store opening will be included in "Pre-opening expenses" on the Company's consolidated statements of income.

The correction of this accounting resulted in the Company recording additional deferred rent in "Accrued lease liability", additional leasehold improvements in "Property and equipment, net" and to adjust "Retained earnings" on the consolidated balance sheets, as well as to correct "Pre-opening expenses" and "selling, general, and administrative expenses" in the consolidated statements of income for each of the two years in the period ended December 31, 2003. The cumulative impacts of these adjustments reduced retained earnings as of January 1, 2002 by $926,000, net of tax.

Following is a summary of the effects of these adjustments on the Company's consolidated statements of income and of cash flows for the year ended December 31, 2003 and 2002, as well as the Company's balance sheet as of December 31, 2003 (in thousands, except per share data):

                        CONSOLIDATED STATEMENT OF INCOME

                                                    AS
                                                PREVIOUSLY
                                                 REPORTED       ADJUSTMENT       AS RESTATED
                                               -------------   -------------    -------------
YEAR ENDED DECEMBER 31, 2003
Selling, general and administrative expenses   $     132,108   $        (218)   $     131,890
Pre-opening expenses .......................           2,176             666            2,842
Income from operations .....................          27,610            (448)          27,162
Income before income taxes .................          28,014            (448)          27,566
Provision for income taxes .................          10,703            (171)          10,532
Net income .................................          17,311            (277)          17,034
Basic net income per share .................             .91           (0.02)            0.89
Diluted net income per share ...............             .88           (0.02)            0.86

YEAR ENDED DECEMBER 31, 2002
Selling, general and administrative expenses   $     123,117   $        (133)   $     122,984
Pre-opening expenses .......................           2,340             544            2,884
Income from operations .....................          23,334            (411)          22,923
Income before income taxes .................          23,807            (411)          23,396
Provision for income taxes .................           9,350            (162)           9,188
Net income .................................          14,457            (249)          14,208
Basic net income per share .................            0.81           (0.01)             .80
Diluted net income per share ...............            0.77           (0.02)             .75

                           CONSOLIDATED BALANCE SHEET

                                                    AS
                                                PREVIOUSLY
                                                 REPORTED       ADJUSTMENT       AS RESTATED
                                               -------------   -------------    -------------
DECEMBER 31, 2003
Property and equipment, net ................   $      47,706   $       3,369    $      51,075
Deferred tax liability .....................           4,950            (973)           3,977
Accrued lease liability ....................           4,729           5,794           10,523
Retained earnings ..........................          61,688          (1,452)          60,236
Shareholder's equity .......................         166,711          (1,452)         165,259
Total liabilities and shareholders' equity .         231,794           3,369          235,163

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    AS
                                                PREVIOUSLY
                                                 REPORTED       ADJUSTMENT       AS RESTATED
                                               -------------   -------------    -------------
YEAR ENDED DECEMBER 31, 2003
Net cash provided by operating activities ..   $      21,473   $       1,754    $      23,227
Cash flows (used in) investing activities ..         (40,734)         (1,754)         (42,488)

YEAR ENDED DECEMBER 31, 2002
Net cash provided by operating activities ..   $       8,171   $       1,485    $       9,656
Cash flows (used in) investing activities ..          (9,683)         (1,485)         (11,168)

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

DECEMBER 31, 2001
Retained earnings                              $      29,920   $        (926)   $      28,994

3.      CHANGE IN ACCOUNTING PRINCIPLE

For all vendor contracts entered into or modified after December 31, 2002, the Company has adopted the Emerging Issues Task Force (EITF) 02-16, Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor. EITF 02-16 addresses the accounting for cash consideration received by a customer from a vendor (e.g., slotting fees, cooperative advertising payments, buydowns) and rebates or refunds from a vendor that is payable only if the customer completes a specified cumulative level of purchases or remains a customer for a specified time period. The change in accounting means that vendor monies which support the Company's advertising programs are now being recorded as a reduction in the cost of inventory, and are recognized as a reduction of cost of goods sold when the inventory is sold. Previously, they were accounted for as an offset to advertising costs. This accounting change results in a timing difference as to when these monies are recognized in the Company's income statement. The adoption of EITF 02-16 reduced the Company's 2004 net income by $3.4 million or $0.17 per share. In 2004, the change increased gross margin by $11.9 million, increased selling, general and administrative costs by $17.4 million, and decreased inventory by $5.5 million. In 2003 and 2002 we recorded vendor advertising support as a reduction of selling general and administrative expenses in the amount of $13.6 million and $10.2 million respectively.

4.      EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted earnings per share computations:

                                                          YEAR ENDED DECEMBER 31,
                                               ----------------------------------------------
                                                   2004            2003             2002
                                               -------------   -------------    -------------
                                                              (in thousands)
Basic ......................................          19,482          19,113           17,862
Effect of dilutive options .................             530             616              966
                                               -------------   -------------    -------------
Diluted ....................................          20,012          19,729           18,828
                                               =============   =============    =============

        Options whose exercise price is in excess of the average market price, 305,799 shares in 2004, 614,719 shares in 2003 and 309,850 shares in 2002, have not been considered as dilutive options.

5.      PROPERTY AND EQUIPMENT

Property and equipment consists of:

                                                                  DECEMBER 31,
                                                           --------------------------
                                                                             2003
                                                              2004        as restated
                                                           -----------    -----------
                                                                 (in thousands)
        Land ...........................................   $     2,466    $     2,238
        Buildings and improvements .....................        38,133             --
        Furniture, fixtures and equipment ..............        74,907         54,138
        Leasehold improvements .........................         6,364          4,333
        Distribution Center under construction .........            --         15,399
        Equipment for future stores ....................           309            711
        Capital leases .................................            --          4,715
                                                           -----------    -----------
                                                               122,179         81,534
        Less: Accumulated depreciation and amortization        (38,960)       (30,459)
                                                           -----------    -----------
                                                           $    83,219    $    51,075
                                                           ===========    ===========

6.      FINANCING AGREEMENT

On October 28, 2003 we signed two mortgage agreements with Wachovia Bank relating to the new corporate offices and distribution center. The mortgages totaled $30.0 million of which $29.4 million was outstanding at December 31, 2004. These mortgages are secured by land, building, and equipment. Borrowings under the mortgages are repayable at between seven and 15 years and will bear interest rates that will vary between LIBOR plus 85 basis points (3.25% at December 31, 2004) and LIBOR plus 135 basis points (3.75% at December 31, 2004), depending on the debt service coverage ratio and the length of the mortgage payment. We have the option of fixing the interest rate at any time. The mortgages contain covenants that, among other things, restrict our ability to incur additional indebtedness or guarantee obligations in excess of $8 million, engage in mergers or consolidations, dispose of assets, make acquisitions requiring a cash outlay in excess of $10 million, make loans or advances in excess of $1 million, or change the nature of our business. We are restricted in capital expenditures, paying dividends and making other distributions unless certain financial covenants are maintained including those relating to tangible net worth, funded debt and a current ratio. The mortgages also define various events of default, including cross default provisions, defaults for any material judgments or a change in control. At December 31, 2004 the Company was in compliance with these agreements. Maturities of the mortgages are $2,571,000 per year for the next five years.

We currently have a $25.0 million line of credit agreement with Wachovia Bank, which expires on May 1, 2006. Borrowings under this line will bear interest at LIBOR plus 95 basis points, 3.35% at December 31, 2004. There were no amounts outstanding at December 31, 2004 under this agreement nor were there amounts outstanding at December 31, 2003 under the previous revolving line of credit.

7.      INCOME TAXES

A reconciliation of income tax expense at the federal income tax rate to the income tax provision is as follows:

                                                                      YEAR ENDED DECEMBER 31,
                                                             -----------------------------------------
                                                                               2003           2002
                                                                2004        as restated    as restated
                                                             -----------    -----------    -----------
                                                                          (in thousands)
        United States federal taxes at statutory rate ....   $     9,595    $     9,643    $     8,190
        State and local taxes, net .......................         1,236          1,163            982
        Non-deductible stock option expense ..............            --             --            105
        Other ............................................          (283)          (274)           (89)
                                                             -----------    -----------    -----------
        Income tax provision .............................   $    10,548    $    10,532    $     9,188
                                                             ===========    ===========    ===========

The income tax provision consists of the following:

                                                                      YEAR ENDED DECEMBER 31,
                                                             -----------------------------------------
                                                                               2003           2002
                                                                2004        as restated    as restated
                                                             -----------    -----------    -----------
                                                                          (in thousands)
        Current tax expense:
          Federal .......................................    $     6,407    $     8,083    $     6,245
          State .........................................          2,207          2,820          1,382
                                                             -----------    -----------    -----------
            Total current ...............................          8,614         10,903          7,627
                                                             -----------    -----------    -----------
        Deferred tax expense:
          Federal .......................................          2,239           (354)         1,402
          State .........................................           (305)           (17)           159
                                                             -----------    -----------    -----------
            Total deferred ..............................          1,934           (371)         1,561
                                                             -----------    -----------    -----------
            Total income tax provision ..................    $    10,548    $    10,532    $     9,188
                                                             ===========    ===========    ===========

        The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The tax effect of temporary differences and carry forwards that compromise significant portions of deferred tax assets and liabilities is as follows:

                                                                  DECEMBER 31,
                                                           --------------------------
                                                                             2003
                                                              2004        as restated
                                                           -----------    -----------
                                                                 (in thousands)
        CURRENT DEFERRED TAXES
        Inventory Valuation ............................   $     3,276    $        --
        Insurance claim receivable .....................          (537)            --
        Other ..........................................           (66)            --
                                                           -----------    -----------
        Total current deferred taxes ...................   $     2,673    $
                                                           -----------    -----------
        LONG-TERM DEFERRED TAXES
        Property and equipment .........................       (12,860)        (7,276)
        Accrued rent expense ...........................         4,276          2,877
        Other ..........................................            --            422
                                                           -----------    -----------
        Total long-term deferred taxes .................        (8,584)        (3,977)
                                                           -----------    -----------
        Net deferred tax ...............................   $    (5,911)   $    (3,977)
                                                           -----------    -----------

8.      SHAREHOLDER'S EQUITY

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

Under the Company's Employee, Director and Consultant Stock Option Plan (the "1997 Plan"), the Company may grant up to 2,000,000 shares of common stock. Stock options expire ten years from the date of grant and vest ratably over a three year period. Shares available for future grants under the 1997 Plan amounted to 7,309 at December 31, 2004 and 375 at December 31, 2003.

In March 2002, the Company's Board of Directors adopted the Company's 2002 Stock Option Plan (the "2002 Plan"). This Plan was approved by majority shareholder vote at the Company's Annual Meeting of Shareholders on May 16, 2002. Under the 2002 Plan, the Company may grant up to 1,500,000 shares of common stock. Stock options expire ten years from the date of grant and vest ratably over a three year period. Shares available for future grants under the 2002 Plan amounted to 845,460 at December 31, 2004 and 1,036,632 at December 31, 2003.

For 2004, 2003 and 2002, the Company's stock option activity is summarized below:

                                            2004                      2003                      2002
                                   -----------------------   -----------------------   -----------------------
                                                 WEIGHTED                  WEIGHTED                  WEIGHTED
                                                 AVERAGE                   AVERAGE                   AVERAGE
                                                 EXERCISE                  EXERCISE                  EXERCISE
                                    OPTIONS       PRICE       OPTIONS       PRICE       OPTIONS       PRICE
                                   ----------   ----------   ----------   ----------   ----------   ----------
Outstanding at beginning of year    1,544,452   $    12.23    1,798,275   $     7.48    1,752,708   $     5.02
Granted ........................      215,875        21.95      322,375        26.63      312,300        19.13
Forfeited ......................       31,636        22.40       24,704        15.44       21,698         6.27
Exercised ......................      297,559         6.07      551,494         4.93      245,035         4.82
                                   ----------   ----------   ----------   ----------   ----------   ----------
Outstanding at end of year .....    1,431,132   $    14.76    1,544,452   $    12.23    1,798,275   $     7.48
                                   ==========   ==========   ==========   ==========   ==========   ==========
Exercisable at end of year .....      930,105   $    10.14      931,224   $     6.12    1,188,980   $     4.68
                                   ==========   ==========   ==========   ==========   ==========   ==========

Using a Black-Scholes options pricing model, the average grant date fair value of options granted was $11.15, $12.99 and $10.08 for options granted in 2004, 2003 and 2002, respectively.

Also in 2002, options were exercised for 129,000 shares at an exercise price of $2.33 by a Board Member. These shares had been granted in 1995 in recognition of financial consulting services.

        The following table summarizes information about stock options outstanding at December 31, 2004.

                             STOCK OPTIONS OUTSTANDING              STOCK OPTIONS EXERCISABLE
                  -----------------------------------------------   --------------------------
                              WEIGHTED AVERAGE       WEIGHTED                     WEIGHTED
   RANGE OF                    REMAINING LIFE    AVERAGE EXERCISE             AVERAGE EXERCISE
EXERCISE PRICES    SHARES         (YEARS)             PRICE          SHARES         PRICE
---------------   ---------   ----------------   ----------------   -------   ----------------
   2.88-3.94        281,947         5.1          $           3.54   281,947   $           3.54
   4.50-5.45        178,867         3.1                      4.65   178,867               4.65
   7.69-8.32        195,605         5.5                      8.12   195,605               8.12
  19.11-21.95       468,914         8.5                     20.36   169,435              19.11
     26.67          305,799         8.7                     26.67   104,251              26.67
                  ---------   ----------------   ----------------   -------   ----------------
                  1,431,132         6.8          $          14.76   930,105   $          10.14
                  =========   ================   ================   =======   ================

9.      RETIREMENT PLAN

In January 1999 the Company established a 401(k) savings plan (the "401(k) Plan") for eligible team members. Participation in the 401(k) Plan is voluntary and available to any team member who is 21 years of age and has completed a three month eligibility period. Participants may elect to contribute up to 100% of their compensation. In accordance with the provisions of the 401(k) Plan, the Company makes a matching contribution to the account of each participant in an amount equal to 25% of the first 6% of eligible compensation contributed by each participant with a maximum match of $1,500. The Company's matching contribution expense for 2004, 2003 and 2002 was $298,000, $287,000, and $277,000,
respectively.

10.     COMMITMENTS AND CONTINGENCIES

COMMITMENTS

The Company leases its retail stores and some vehicles under noncancelable operating leases. Most store leases have an average initial term of ten years, with two five year renewal options, and provide for predetermined escalations in future minimum annual rent or additional rent contingent upon store sales levels. Rent escalations are amortized over the initial term commencing on the date the Company takes possession. The pro rata portion of rent holidays and scheduled rent escalations has been included in accrued lease liabilities in the accompanying balance sheet. For the years 2004 and 2003 the amounts of rent expense recognized over the amounts paid were $1,674,000 and $1,197,000, respectively, and has been included in other accrued lease liabilities in the accompanying consolidated balance sheet.

Rent expense under operating leases consists of:

                                            YEAR ENDED DECEMBER 31,
                                         ------------------------------
                                           2004       2003       2002
                                         --------   --------   --------
                                                 (in thousands)
        Minimum rentals ..............   $ 27,017   $ 23,503   $ 20,450
        Contingent payments ..........         84        107        148
                                         --------   --------   --------
                                         $ 27,101   $ 23,610   $ 20,598
                                         ========   ========   ========

As of December 31, 2004, the Company entered into seven leases for stores to open in 2005.

Future minimum lease payments (including those for unopened stores) as of December 31, 2004 for non-cancelable operating leases with terms in excess of one year are as follows (in thousands):

                2005...........................................      $  28,992
                2006...........................................         30,365
                2007...........................................         29,510
                2008...........................................         27,136
                2009...........................................         25,290
                Thereafter.....................................        100,155
                                                                     ---------
                Total minimum future rentals...................      $ 241,448
                                                                     =========

CONTINGENCIES

The Company is not a party to any material legal proceedings other than routine litigation incidental to its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, operating results or cash flows of the Company.

11.     RELATED PARTY TRANSACTIONS

As of December 31, 2004 the Company had a receivable based on premiums it had paid in years prior to 2003 for a split-dollar second-to-die life insurance policy on the lives of Jack Parker and Patricia A. Parker. Subsequent to year-end, Mr. Parker reimbursed the Company for the full amount of the receivable, $516,000.

Richard J. Drake, a director of the Company, is a member of a law firm which the Company retains. The Company has paid fees to Mr. Drake's firm in the amount of $83,000, $121,000 and $93,000 during the years ended December 31, 2004, 2003 and
2002, respectively.

In 2003 and 2002, the Company reimbursed L'egent International, Ltd. and related companies ("L'egent") $352,000 and $374,000, respectively, for merchandise sold in the Company's stores. William Kaplan, a director of the Company, is Chairman of the Board of Directors and an executive officer and principal shareholder of L'egent.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        We had no changes in or disagreements with accountants on accounting and financial disclosure of the type referred to in Item 304(b) of Regulation S-K.

ITEM 9A.    CONTROLS AND PROCEDURES.

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

        We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2004. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2004, our disclosure controls and procedures, as defined in Rule 13a-15(e), were effective to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the "Exchange Act") are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

        PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has audited our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 as stated in their report which is included herein.

MANAGEMENT'S CONSIDERATION OF THE RESTATEMENT

        In coming to the conclusion that our internal control over financial reporting was effective as of December 31, 2004, our management considered, among other things, the control deficiency related to periodic review of the application of generally accepted accounting principles, which resulted in the need to restate our previously issued financial statements as disclosed in "Note 2" to the accompanying consolidated financial statements included in this Form 10-K. After reviewing and analyzing the

Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 99, "Materiality," Accounting Principles Board Opinion No. 28, "Interim Financial Reporting," paragraph 29 and SAB Topic 5 F, "Accounting Changes Not Retroactively Applied Due to Immateriality," and taking into consideration (i) that the restatement adjustments did not have a material impact on the financial statements of prior interim or annual periods taken as a whole; (ii) that the cumulative impact of the restatement adjustments on stockholders' equity was not material to the financial statements of prior interim or annual periods; and
(iii) that we decided to restate our previously issued financial statements solely because the cumulative impact of the error, if recorded in the current period, would have been material to the current year's reported net income, our management concluded that the control deficiency that resulted in the restatement of the prior period financial statements was not a material weakness. Furthermore, our management concluded that, as of December 31, 2004, we had no material weaknesses.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        Our management carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a -15(f). Based on this evaluation, our management determined that no change in our internal control over financial reporting occurred during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        Incorporated by reference from our Proxy Statement relating to our 2005 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Form 10-K, except information concerning our executive officers which is set forth in Part I of this Annual Report on Form 10-K and which is incorporated herein by reference.

        CODE OF ETHICS

        We have adopted a Code of Business Ethics and Conflict of Interest Policy that applies to all of our directors and employees including, without limitation, our principal executive officer, our principal financial officer, our principal accounting officer and all of our employees performing similar functions. Our Code of Business Ethics and Conflict of Interest Policy is available on our website, located at www.acmoore.com/corporate.asp. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to a provision of our Code of Business Ethics and Conflict of Interest Policy by posting such information on our website at the location specified above.

ITEM 11.    EXECUTIVE COMPENSATION.

        Incorporated by reference from our Proxy Statement relating to our 2005 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        Incorporated by reference from our Proxy Statement relating to our 2005 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Form 10-K.

EQUITY COMPENSATION PLAN INFORMATION

        The following table details information regarding our existing equity compensation plans as of December 31, 2004:

                                                                                                             (c)
                                                                                                    NUMBER OF SECURITIES
                                                        (a)                                        REMAINING AVAILABLE FOR
                                                NUMBER OF SECURITIES               (b)              FUTURE ISSUANCE UNDER
                                                 TO BE ISSUED UPON           WEIGHTED-AVERAGE        EQUITY COMPENSATION
                                                EXERCISE OF OUTSTANDING     EXERCISE PRICE OF         PLANS (EXCLUDING
                                                OPTIONS, WARRANTS AND      OUTSTANDING OPTIONS,    SECURITIES REFLECTED IN
              PLAN CATEGORY                           RIGHTS               WARRANTS AND RIGHTS           COLUMN (a))
------------------------------------------      -----------------------    --------------------    -----------------------
Equity compensation plans approved by
security holders (1)......................             1,431,132                $  14.76                   852,769

Equity compensation plans not approved by
security holders..........................               -                             -                         -
Total.....................................             1,431,132                $  14.76                   852,769

----------
(1) These plans are our 1997 Employee, Director and Consultant Stock Option Plan and our 2002 Stock Option Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Incorporated by reference from our Proxy Statement relating to our 2005 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        Incorporated by reference from our Proxy Statement relating to our 2005 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Form 10-K.

                                     PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

     (a) The following documents are filed as part of this Annual Report on Form 10-K:

            (1)   Financial Statements:

                  Report of Independent Registered Public Accounting Firm

                  Consolidated Balance Sheets at December 31, 2004 and 2003

                  Consolidated Statements of Income for each of the three years in the period ended December 31, 2004

                  Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended December 31, 2004

                  Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2004

                  Notes to Consolidated Financial Statements

            (2)   Financial Statement Schedules:

                  No financial statement schedules are required to be filed as part of this report.

            (3)   Exhibits:

                  The exhibits filed as part of this report are listed under exhibits at subsection (c) of this Item 15.

     (b)    Exhibits:

            EXHIBIT NUMBER    DESCRIPTION
            --------------    --------------------------------------------------
                 3.1(1)       Articles of Incorporation

                 3.2(2)       Amended and Restated Bylaws

               +10.1(1)       1997 Employee, Director and Consultant Stock
                              Option Plan

               +10.2(3)       2002 Stock Option Plan

               +10.3(1) Form of Stock Option Award Agreement under the 1997 Employee, Director and Consultant Stock Option Plan

               +10.4(2)       Form of Option Agreement under the 2002 Stock
                              Option Plan

            EXHIBIT NUMBER    DESCRIPTION
            --------------    --------------------------------------------------
                 10.5(1)      Tax Indemnification Agreement, dated
                              July 22, 1997, among the Company, John E. Parker and William Kaplan

                 10.6(4) Lease, dated August 14, 1995, between Freeport 130 L.L.C. and A.C. Moore, Inc.

                 10.7(5) Second Amendment to Lease, dated as of March 25, 1998, between Freeport 130 L.L.C. and A.C. Moore, Inc.

                 10.8(6) Loan Agreement dated as of October 28, 2003, by and between Wachovia Bank, National Association and A.C. Moore Arts & Crafts, Inc., A.C. Moore Incorporated, Moorestown Finance, Inc., Blackwood Assets, Inc. and A.C. Moore Urban Renewal, LLC. A.C. Moore will furnish to the Securities and Exchange Commission a copy of any omitted exhibits or schedules upon request.

                 10.9(6)      Construction Loan Agreement dated as of
                              October 28, 2003, by and between Wachovia Bank, National Association and A.C. Moore Arts & Crafts, Inc., A.C. Moore Incorporated, Moorestown Finance, Inc., Blackwood Assets, Inc. and A.C. Moore Urban Renewal, LLC. A.C. Moore will furnish to the Securities and Exchange Commission a copy of any omitted exhibits or schedules upon request.

                 10.10(6) Mortgage, Assignment of Rents and Security Agreement and Financing Statement dated as of October 28, 2003, by and between A.C. Moore Urban Renewal, LLC and Wachovia Bank, National Association. A.C. Moore will furnish to the Securities and Exchange Commission a copy of any omitted exhibits upon request.

                 10.11 Modification Number One to Promissory Note dated as of November 3, 2004, by and between Wachovia Bank, National Association and A.C. Moore Arts & Crafts, Inc., A.C. Moore Incorporated, Moorestown Finance, Inc., Blackwood Assets, Inc. and A.C. Moore Urban Renewal, LLC

                +10.12 Description of Directors and Named Executive Officers Compensation

                 21.1         Subsidiaries of the Company

                 23.1         Consent of PricewaterhouseCoopers LLP

                 31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")

            EXHIBIT NUMBER    DESCRIPTION
            --------------    --------------------------------------------------
                 31.2         Certification of Chief Financial Officer pursuant
                              to Rule 13a-14(a) promulgated under the Exchange
                              Act

                 32 Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                              Section 906 of the Sarbanes-Oxley Act of 2002

----------
+       Management contract or compensatory plan or arrangement.

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-32859), filed on August 5, 1997.

(2)     Incorporated by reference to the Company's Form 8-K filed on August 27,
        2004.

(3) Incorporated by reference to the Company's Definitive Proxy Statement filed on April 22, 2002.

(4) Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No. 333-32859), filed on September 16, 1997.

(5) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1998.

(6) Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 2003.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  A.C. MOORE ARTS & CRAFTS, INC.


Date: March 16, 2005                              By:  /s/ John E. Parker
                                                       -------------------------
                                                       John E. Parker
                                                       Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                               CAPACITY                           DATE
---------------------------    --------------------------------------------    --------------
/s/ John E. Parker             Chief Executive Officer and Director            March 16, 2005
---------------------------    (Principal Executive Officer)
John E. Parker


/s/ Leslie H. Gordon           Executive Vice President and Chief Financial    March 16, 2005
---------------------------    Officer (Principal Financial and Accounting
Leslie H. Gordon               Officer)


/s/ William Kaplan             Chairman of the Board                           March 16, 2005
---------------------------
William Kaplan


/s/ Lawrence H. Fine           Director                                        March 16, 2005
---------------------------
Lawrence H. Fine


/s/ Richard Lesser             Director                                        March 16, 2005
---------------------------
Richard Lesser


/s/ Richard J. Bauer           Director                                        March 16, 2005
---------------------------
Richard J. Bauer


/s/ Richard J. Drake           Director                                        March 16, 2005
---------------------------
Richard J. Drake


/s/ Eli J. Segal               Director                                        March 16, 2005
---------------------------
Eli J. Segal


/s/ Michael J. Joyce           Director                                        March 16, 2005
---------------------------
Michael J. Joyce

                                  EXHIBIT INDEX

            EXHIBIT NUMBER    DESCRIPTION
            --------------    --------------------------------------------------
                  3.1(1)      Articles of Incorporation

                  3.2(2)      Amended and Restated Bylaws

                +10.1(1)      1997 Employee, Director and Consultant Stock
                              Option Plan

                +10.2(3)      2002 Stock Option Plan

                +10.3(1) Form of Stock Option Award Agreement under the 1997 Employee, Director and Consultant Stock Option Plan

                +10.4(2)      Form of Option Agreement under the 2002 Stock
                              Option Plan

                 10.5(1)      Tax Indemnification Agreement, dated
                              July 22, 1997, among the Company, John E. Parker and William Kaplan

                 10.6(4) Lease, dated August 14, 1995, between Freeport 130 L.L.C. and A.C. Moore, Inc.

                 10.7(5) Second Amendment to Lease, dated as of March 25, 1998, between Freeport 130 L.L.C. and A.C. Moore, Inc.

                 10.8(6) Loan Agreement dated as of October 28, 2003, by and between Wachovia Bank, National Association and A.C. Moore Arts & Crafts, Inc., A.C. Moore Incorporated, Moorestown Finance, Inc., Blackwood Assets, Inc. and A.C. Moore Urban Renewal, LLC. A.C. Moore will furnish to the Securities and Exchange Commission a copy of any omitted exhibits or schedules upon request.

                 10.9(6) Construction Loan Agreement dated as of October 28, 2003, by and between Wachovia Bank, National Association and A.C. Moore Arts & Crafts, Inc., A.C. Moore Incorporated, Moorestown Finance, Inc., Blackwood Assets, Inc. and A.C. Moore Urban Renewal, LLC. A.C. Moore will furnish to the Securities and Exchange Commission a copy of any omitted exhibits or schedules upon request.

                10.10(6) Mortgage, Assignment of Rents and Security Agreement and Financing Statement dated as of October 28, 2003, by and between A.C. Moore Urban Renewal, LLC and Wachovia Bank, National Association. A.C. Moore will furnish to the Securities and Exchange Commission a copy of any omitted exhibits upon request.

            EXHIBIT NUMBER    DESCRIPTION
            --------------    --------------------------------------------------
                 10.11        Modification Number One to Promissory Note dated
                              as of November 3, 2004, by and between Wachovia
                              Bank, National Association and A.C. Moore Arts &
                              Crafts, Inc., A.C. Moore Incorporated, Moorestown
                              Finance, Inc., Blackwood Assets, Inc. and A.C.
                              Moore Urban Renewal, LLC

                +10.12 Description of Directors and Named Executive Officers Compensation

                 21.1         Subsidiaries of the Company

                 23.1         Consent of PricewaterhouseCoopers LLP

                 31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")

                 31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act

                 32 Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                              Section 906 of the Sarbanes-Oxley Act of 2002

----------
+       Management contract or compensatory plan or arrangement.

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-32859), filed on August 5, 1997.

(2)     Incorporated by reference to the Company's Form 8-K filed on August 27,
        2004.

(3) Incorporated by reference to the Company's Definitive Proxy Statement filed on April 22, 2002.

(4) Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No. 333-32859), filed on September 16, 1997.

(5) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1998.

(6) Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 2003.