Form 10-Q/A
period 2004-03-31
A.C. Moore Arts & Crafts, Inc.
filed 2005-04-19
CIK 1042809

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-Q/A

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

                        Commission File Number: 000-23157

                         A.C. MOORE ARTS & CRAFTS, INC.
               --------------------------------------------------
               (Exact name of registrant as specified in charter)

               Pennsylvania                                22-3527763
     -------------------------------                   ------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)

                    500 University Court, Blackwood, NJ 08012
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (856) 228-6700
                         -------------------------------
                         (Registrant's telephone number,
                              including area code)

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
                              [X]   Yes     [ ]   No

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                 CLASS                       OUTSTANDING AT MAY 6, 2004
      --------------------------             --------------------------
      Common Stock, no par value                     19,458,892

EXPLANATORY NOTE

As previously disclosed in our Form 8-K filed on March 3, 2005 and in our Form 10-K for the year ended December 31, 2004, following a review of our lease-related accounting policies, we determined that our method of accounting for leasehold improvements funded by landlord incentives or allowances (tenant improvement allowances) and our method of accounting for rent holidays were not in accordance with accounting principles generally accepted in the United States of America. As a result, we have restated, by means of our Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005, our consolidated balance sheet at December 31, 2003, and our consolidated statements of income, cash flows, and shareholders' equity for the years ended December 31, 2003 and 2002. The restatement also affected periods prior to 2002. Note 2 to the financial statements included in our 2004 Form 10-K shows the impact of the restatement adjustments to retained earnings as of January 1, 2002, to reflect the impact of the restatement on periods prior to 2002. For information on the impact of the restatement on the years 2001 and 2000, reference is made to Item
6. Selected Financial Data in our 2004 Form 10-K. Concurrently with the filing of this Form 10-Q/A, we are filing quarterly reports on Form 10-Q/A for the quarterly periods June 30, 2004 and September 30, 2004 to reflect restated amounts for the second and third quarters of 2004 and the comparable interim periods in 2003.

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

This Amendment No. 1 on Form 10-Q/A to our quarterly report on Form 10-Q for the quarter ended March 31, 2004 ("Original Filing"), initially filed with the Securities and Exchange Commission ("SEC") on May 7, 2004, is being filed to reflect restatements of our consolidated balance sheet at March 31, 2004 and our consolidated statements of income and consolidated cash flows for the three month periods ended March 31, 2004 and 2003 and the notes related thereto. For a more detailed description of these restatements, see Note 2, "Restatement of Financial Statements" to the accompanying consolidated financial statements and the section entitled "Restatement" in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q/A.

For the convenience of the reader, this Form 10-Q/A includes the Original Filing in its entirety. However, this Form 10-Q/A only amends and restates Items 1, 2, 3 and 4 of Part I of the Original Filing and no other material information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events concerning our business or financial condition occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as Exhibits 31.1,
31.2 and 32, respectively.

                         A.C. MOORE ARTS & CRAFTS, INC.

                                TABLE OF CONTENTS

                                                                                                        PAGE
                                                                                                       NUMBER
                                                                                                       ------
PART I:       FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited)

                  Consolidated Balance Sheets as of March 31, 2004 (Restated) and December 31, 2003.......1

                  Consolidated Statements of Income for the three months ended
                  March 31, 2004 and 2003 (Restated)......................................................2

                  Consolidated Statements of Cash Flows for the three month periods ended
                  March 31, 2004 and 2003 (Restated)......................................................3

                  Notes to Consolidated Financial Statements..............................................4

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......9

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk.................................13

     Item 4.  Controls and Procedures....................................................................14

PART II:      OTHER INFORMATION

     Item 1.  Legal Proceedings..........................................................................15

     Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of
              Equity Securities..........................................................................15

     Item 3.  Defaults Upon Senior Securities............................................................15

     Item 4.  Submission of Matters to a Vote of Security Holders........................................15

     Item 5.  Other Information..........................................................................15

     Item 6.  Exhibits and Reports on Form 8-K...........................................................15

SIGNATURES...............................................................................................16

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         A.C. MOORE ARTS & CRAFTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                 March 31,     December 31,
                                                                   2004            2003
                                                               -------------   -------------
                                                               (as restated,
                                                                See Note 2)
                                                                (unaudited)
                      ASSETS
Current assets:
     Cash and cash equivalents                                 $      35,701   $      43,700
     Marketable securities                                             7,525              --
     Inventories                                                     124,624         121,493
     Prepaid expenses and other current assets                         3,368           2,962
                                                               -------------   -------------
                                                                     171,218         168,155

     Marketable securities                                             6,299          14,132
     Property and equipment, net                                      63,107          51,075
     Other assets                                                      1,807           1,801
                                                               -------------   -------------
                                                               $     242,431   $     235,163
                                                               =============   =============
        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of capital leases                         $         255   $         504
     Trade accounts payable                                           35,281          33,558
     Accrued payroll and payroll taxes                                 2,598           4,501
     Accrued expenses                                                 11,373          10,015
     Income taxes payable                                              1,501           6,826
                                                               -------------   -------------
                                                                      51,008          55,404
                                                               -------------   -------------
Long-term liabilities:
     Long-term debt                                                   10,000              --
     Deferred tax liability                                            3,993           3,977
     Other long-term liabilities                                      10,617          10,523
                                                               -------------   -------------
                                                                      24,610          14,500
                                                               -------------   -------------
                                                                      75,618          69,904
                                                               -------------   -------------
SHAREHOLDERS' EQUITY

Preferred stock, no par value, 10,000,000 shares authorized, none issued

Common stock, no par value, 40,000,000 shares
     authorized; issued and outstanding 19,382,593 shares
     at March 31, 2004 and 19,357,541 at December 31, 2003           105,349         105,023

Retained earnings                                                     61,464          60,236
                                                               -------------   -------------
                                                                     166,813         165,259
                                                               -------------   -------------
                                                               $     242,431   $     235,163
                                                               =============   =============

                 See accompanying notes to financial statements

                         A.C. MOORE ARTS & CRAFTS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                      Three months ended
                                                          March 31,
                                                ------------------------------
                                                    2004             2003
                                                -------------    -------------
                                                (as restated,    (as restated,
                                                 See Note 2)      See Note 2)

Net sales                                       $     111,469    $      91,952

Cost of sales (including buying and
    distribution costs)                                69,539           58,417
                                                -------------    -------------
Gross margin                                           41,930           33,535
Selling, general and administrative expenses           39,464           32,530
Store pre-opening expenses                                588              404
                                                -------------    -------------
Income from operations                                  1,878              601
    Net interest (income)                                (120)            (109)
                                                -------------    -------------
Income before income taxes                              1,998              710
    Provision for income taxes                            770              272
                                                -------------    -------------
Net income                                      $       1,228    $         438
                                                =============    =============
Basic net income per share                      $        0.06    $        0.02
                                                =============    =============
Diluted net income per share                    $        0.06    $        0.02
                                                =============    =============

                 See accompanying notes to financial statements

                         A.C. MOORE ARTS & CRAFTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                      ------------------------------
                                                          2004             2003
                                                      -------------    -------------
                                                      (as restated,    (as restated,
                                                       See Note 2)      see Note 2)
Cash flows from operating activities:
Net income                                            $       1,228    $         438

Adjustments to reconcile net income to net cash
    (used in) operating activities:
    Depreciation and amortization                             1,990            1,705
    Changes in assets and liabilities:
       Inventories                                           (3,131)          (6,500)
       Prepaid expenses and other current assets               (406)            (293)
       Accounts payable, accrued payroll
         payroll taxes and accrued expenses                   1,178            4,270
       Income taxes payable                                  (5,140)          (2,884)
       Other long-term liabilities                               94               41
       Other                                                     10               22
                                                      -------------    -------------
Net cash (used in) operating activities                      (4,177)          (3,201)
                                                      -------------    -------------
Cash flows from investing activities:
    Capital expenditures                                    (14,022)          (2,464)
    Investment in marketable securities                         308           (1,461)
                                                      -------------    -------------
Net cash (used in) investing activities                     (13,714)          (3,925)
                                                      -------------    -------------

Cash flows from financing activities:
    Exercise of stock options                                   141              331
    Increase in long-term debt                               10,000                -
    Repayment of equipment leases                              (249)            (340)
                                                      -------------    -------------
Net cash provided by (used in) financing activities           9,892               (9)
                                                      -------------    -------------
Net (decrease) in cash                                       (7,999)          (7,135)

Cash and cash equivalents at beginning of period             43,700           61,584
                                                      -------------    -------------
Cash and cash equivalents at end of period            $      35,701    $      54,449
                                                      =============    =============

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

(2)      RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of the Company's interim consolidated financial statements for the period ended March 31, 2004, and following a review of its lease-related accounting policies, the Company's management determined that its method of accounting for leasehold improvements funded by landlord incentives or allowances (tenant improvement allowances) and its method of accounting for rent holidays were not in accordance with accounting principles generally accepted in the United States of America. As a result, the Company's management is restating its interim financial statements as of and for the quarterly period ended March 31, 2004 in this Amendment No. 1 on Form 10-Q/A.

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

The Company has historically recognized rent holiday periods on a straight-line basis over the lease term commencing with the opening date for each store. The period during which the store was being fixtured and stocked with merchandise was excluded from the straight-line rent schedule. FASB Technical Bulletin 85-3 ("FTB 85-3"), "Accounting for Operating Leases with Scheduled Rent Increases," states that rent holidays should be recognized on a straight-line basis over the lease term, which commences on the date the Company has the right to control the use of the leased property. For our Company, this is generally one to three months prior to a store opening date. The amount of rent expensed prior to store opening will be included in "Pre-opening expenses" on the Company's consolidated statements of income. The correction of this accounting resulted in the Company recording additional deferred rent in "Accrued lease liability," additional leasehold improvements in "Property and equipment, net" and to adjust "Retained earnings" on the consolidated balance sheets, as well as to correct "Pre-opening expenses" and "Selling, general and administrative expenses" in the consolidated statements of income.

The following is a summary of the impact of the restatement on the consolidated statements of income for the three month periods ended March 31, 2004 and 2003, the consolidated balance sheets at December 31, 2003 and March 31, 2004 and the consolidated statements of cash flows for the three month periods ended March 31, 2004 and 2003.

                                                           CONSOLIDATED STATEMENTS OF INCOME
                                                     ----------------------------------------------
                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                     AS PREVIOUSLY
                                                       REPORTED       ADJUSTMENT       AS RESTATED
                                                     -------------   -------------    -------------
Three months ended March 31, 2004

Selling, general and administrative expenses .....          39,526             (62)          39,464
Store pre-opening expenses .......................             566              22              588
Income from operations ...........................           1,838              40            1,878
Income before income taxes .......................           1,958              40            1,998
Provision for income taxes .......................             754              16              770
Net income .......................................           1,204              24            1,228

Three months ended March 31, 2003

Selling, general and administrative expenses .....          32,585             (55)          32,530
Store pre-opening expenses .......................             379              25              404
Income from operations ...........................             571              30              601
Income before income taxes .......................             680              30              710
Provision for income taxes .......................             260              12              272
Net income .......................................             420              18              438

                                                             CONSOLIDATED BALANCE SHEETS
                                                     ----------------------------------------------
                                                                (DOLLARS IN THOUSANDS)
                                                     AS PREVIOUSLY
                                                       REPORTED       ADJUSTMENT       AS RESTATED
                                                     -------------   -------------    -------------
March 31, 2004
Property and equipment, net ......................          59,850           3,257           63,107
Deferred tax liability ...........................           4,950            (957)           3,993
Other long-term liabilities ......................           4,975           5,642           10,617
Retained earnings ................................          62,892          (1,428)          61,464
Shareholders' equity .............................         168,241          (1,428)         166,813
Total liabilities and shareholders' equity .......         239,174           3,257          242,431

                                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     ----------------------------------------------
                                                                (DOLLARS IN THOUSANDS)
                                                     AS PREVIOUSLY
                                                       REPORTED       ADJUSTMENT       AS RESTATED
                                                     -------------   -------------    -------------
Three months ended March 31, 2004

Net cash (used in) operating activities ..........          (4,177)             --           (4,177)
Cash flows (used in) investing activities ........         (13,714)             --          (13,714)

Three months ended March 31, 2003

Net cash (used in) operating activities ..........          (3,201)             --           (3,201)
Cash flows (used in) investing activities ........          (3,925)             --           (3,925)

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

(5)      PROPERTY AND EQUIPMENT

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

(6)      LONG-TERM DEBT

On October 28, 2003 we signed two mortgage agreements with Wachovia Bank relating to the new corporate offices and distribution center. The mortgages make available $30.0 million and are secured by land, building, and equipment. Borrowings under the mortgages are repayable at between seven and 15 years and will bear interest rates that will vary between LIBOR plus 85 basis points and LIBOR plus 135 basis points, depending on the debt service coverage ratio and the length of the mortgage payment. We have the option of fixing the interest rate at any time. At March 31, 2004 there was $10.0 million outstanding under these mortgages. Monthly payments totaling $214,000 are expected to start in October 2004. The mortgages contain covenants that, among other things, restrict the Company's ability to incur additional indebtedness or guarantee obligations in excess of $8 million, engage in mergers or consolidations, dispose of assets, make acquisitions requiring a cash outlay in excess of $10 million, make loans or advances in excess of $1 million, or change the nature of its business. The company is restricted in capital expenditures, paying dividends and making other distributions unless certain financial covenants are maintained including those relating to tangible net worth, funded debt and a current ratio. The mortgages also define various events of default, including cross default provisions, defaults for any material judgments or a change in control. At March 31, 2004 the Company was in compliance with these agreements.

(7)      REVENUE RECOGNITION

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

(8)      EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                   -----------------------------
                                                       2004            2003
                                                   -------------   -------------
                                                   (as restated)   (as restated)
                                                     (in thousands, except per
                                                            share data)

Net Income .....................................   $       1,228   $         438
                                                   =============   =============
Weighted average shares:
     Basic .....................................          19,370          18,834
     Incremental shares from assumed
       exercise of stock option ................             673             769
                                                   -------------   -------------
     Diluted ...................................          20,043          19,603
                                                   =============   =============
Basic net income per share .....................   $        0.06   $        0.02
                                                   =============   =============
Diluted net income per share ...................   $        0.06   $        0.02
                                                   =============   =============
Stock options excluded from calculation
     because exercise price was greater than
     average market price ......................             317             316
                                                   -------------   -------------

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

Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant date for awards under those plans, consistent with the requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," net income and earnings per share would have been reduced to the following pro-forma amounts:

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                             --------------------------
                                                                 2004          2003
                                                             ------------   -----------
Net income (as restated)........  As reported                $  1,228,000   $   438,000
                                  Compensation cost, net          438,000       277,000
                                  Pro forma                       790,000       161,000

Basic earnings per share........  As reported                $        .06   $       .02
                                  Pro forma                           .04           .01

Diluted earnings per share......  As reported                $        .06   $       .02
                                  Pro forma                           .04           .01

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

(10)     CHANGE IN ACCOUNTING PRINCIPLE

For all vendor contracts entered into or modified after January 1, 2003, the Company has adopted the Emerging Issues Task Force (EITF) 02-16, Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor. EITF 02-16 addresses the accounting for cash consideration received by a customer from a vendor (e.g., slotting fees, cooperative advertising payments, buydowns) and rebates or refunds from a vendor that is payable only if the customer completes a specified cumulative level of purchases or remains a customer for a specified time period. The change in accounting means that vendor monies which support the Company's advertising programs are now being recorded as a reduction in the cost of inventory, and are recognized as a reduction of cost of goods sold when the inventory is sold. Previously, they were accounted for as an offset to advertising costs. This accounting change results in a timing difference as to when these monies are recognized in the Company's income statement. The adoption of EITF 02-16 reduced the Company's first quarter net income by $1.0 million or $0.05 per share. The change increased gross margin by $1.1 million, increased selling, general and administrative costs by $2.7 million, and decreased inventory by $1.6 million. In the first quarter of 2003, the Company recorded vendor advertising support as a reduction of selling, general and administrative expenses in the amount of $2.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT

Following a review of our lease-related accounting policies, management determined that our method of accounting for leasehold improvements funded by landlord incentives or allowances (tenant improvement allowances) and our method of accounting for rent holidays were not in accordance with accounting principles generally accepted in the United States of America. As a result, we are restating our interim financial statements as of and for the quarterly period ended March 31, 2004 in this Amendment No. 1 on Form 10-Q/A.

We have historically accounted for tenant improvement allowances as a reduction of the property, plant and equipment account on our balance sheet, amortized the allowances as a reduction to depreciation expense in our income statement and reflected the cash received within investing activities in our statement of cash flows. FASB Technical Bulletin 88-1 ("FTB 88-1"), "Issues Relating to Accounting for Leases," requires these allowances to be recorded as deferred rent liabilities on the consolidated balance sheets and amortized as a reduction to rent expense on the income statement. In addition, the cash received by us should have been recorded as a component of operating activities on the consolidated statements of cash flows. Depreciation of the leasehold improvement begins effective with the opening of the store as we have accounted for it in the past. However, amortization of the landlord allowance commences on the date we have the right to control the use of the leased property, which is consistent with the recording of rent expense as described below. Previously, we had commenced amortization on the date the store was opened.

We have historically recognized rent holiday periods on a straight-line basis over the lease term commencing with the opening date for each store. The period during which the store was being fixtured and stocked with merchandise was excluded from the straight-line rent schedule. FASB Technical Bulletin 85-3 ("FTB 85-3"), "Accounting for Operating Leases with Scheduled Rent Increases," states that rent holidays should be recognized on a straight-line basis over the lease term, which commences on the date we have the right to control the use of the leased property. For us, this is generally one to three months prior to a store opening date. The amount of rent expensed prior to store opening will be included in "Pre-opening expenses" in our consolidated statements of income.

The effects of the restatement adjustments are discussed in Note 2 in the notes to the consolidated financial statements. The following has been updated to give effect to the restatement.

OVERVIEW

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales and the number of stores open at the end of each such period:

                                                      Three months ended
                                                           March 31,
                                                     ---------------------
                                                       2004         2003
                                                     --------     --------
Net sales ........................................      100.0%       100.0%

Cost of Sales ....................................       62.4%        63.5%
                                                     --------     --------
Gross margin .....................................       37.6%        36.5%
Selling, general and administrative expenses .....       35.4%        35.4%
Store pre-opening expenses .......................        0.5%         0.4%
                                                     --------     --------
Income from operations ...........................        1.7%         0.7%
Net interest (income) ............................       (0.1)%       (0.1)%
                                                     --------     --------
Income before income taxes .......................        1.8%         0.8%
Income tax expense ...............................        0.7%         0.3%
                                                     --------     --------
Net income .......................................        1.1%         0.5%
                                                     ========     ========

Number of stores open at end of period............         84           73

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

Selling, general and administrative expenses increased $6.9 million, or 21.3%, in the three months ended March 31, 2004 to $39.4 million from $32.5 million in the three months ended March 31, 2003. Of the increase $2.7 million represents the impact of the accounting change in accordance with EITF 02-16. The remainder of the increase is principally accountable from stores opened in 2004 which were not open during 2003 and the stores opened in 2003 not in the comparable store base. As a percentage of sales, selling, general and administrative costs was 35.4% of net sales in both the three months ended March 31, 2004 and March 31, 2003. The impact of the accounting change was 2.4% of net sales. Other selling, general and administrative costs decreased 2.4% in the three months ended March 31, 2004 compared with the three months ended March 31, 2003. This decrease came from leveraging our store costs due to our sales increase and leveraging our corporate office costs over a greater sales base. Corporate office costs were reduced to 3.9% of sales in the three months ended March 31, 2004 compared with 4.1% in the same period in the prior year.

STORE PRE-OPENING EXPENSES. We expense store pre-opening expenses as they are incurred which would include rent holidays prior to store opening. Pre-opening expenses for the three new stores opened in the first quarter of 2004 and the store we relocated amounted to $588,000. In the first quarter of 2003, we incurred store pre-opening expenses of $404,000 related to the two stores opened in that quarter.

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

Net cash used in investing activities during the three months ended March 31, 2004 was $13.7 million, $14.0 million for capital expenditures. In 2004, we expect to spend approximately $41.0 million on capital expenditures, which includes approximately $27.0 million related to the building, equipment and systems for our new distribution center, $10.0 million for new store openings, and the remainder for remodeling existing stores, upgrading systems in existing stores, and corporate systems development. The total cost of the new distribution center is estimated to be $44.0 million.

On October 28, 2003 we signed two mortgage agreements with Wachovia Bank relating to the new corporate offices and distribution center. The mortgages totaling $30.0 million, of which $10.0 million was outstanding at March 31, 2004, are secured by land, building, and equipment. Of the $30 million, $22.5 million is repayable over 15 years and $7.5 million is repayable over 7 years. Monthly payments totaling $214,000 are expected to start in October 2004. The mortgages bear interest at rates that will vary between LIBOR plus 85 basis points and LIBOR plus 135 basis points, depending on the debt service coverage ratio and the length of the mortgage payment. We have the option of fixing the interest rate at any time. The mortgages contain covenants that, among other things, restrict our ability to incur additional indebtedness or guarantee obligations in excess of $8 million, engage in mergers or consolidations, dispose of assets, make acquisitions requiring a cash outlay in excess of $10 million, make loans or advances in excess of $1 million, or change the nature of its business. We are restricted in capital expenditures, paying dividends and making other distributions unless certain financial covenants are maintained including those relating to tangible net worth, funded debt and a current ratio. The mortgages also define various events of default, including cross default provisions, defaults for any material judgments or a change in control. At March 31, 2004 the Company was in compliance with these agreements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We invest cash balances in excess of operating requirements primarily in money market mutual funds and to a lesser extent in interest-bearing securities with maturities of less than two years. The fair value of our cash and equivalents at March 31, 2004 approximated carrying value. We had no borrowings outstanding under the line of credit at March 31, 2004. The interest rates on our mortgages fluctuate with market rates and therefore the value of these financial instruments will not be impacted by a change in interest rates. Based on the amounts existing at March 31, 2004, the impact of a hypothetical increase or decrease in interest rates of 10% compared with the rates in effect at March 31, 2004 would result in an increase or decrease in our interest expense of $20,000 annually, and an increase or decrease in our interest income of $70,000 annually.

ITEM 4.  CONTROLS AND PROCEDURES

In connection with the restatement and the filing of this Form 10-Q/A, our management, with the participation of our chief executive officer and chief financial officer, re-evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (the "Exchange Act") are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. In making this evaluation, our management considered matters relating to our restatement of previously issued financial statements for the periods covered by this report, including the process that was undertaken to ensure that all material adjustments necessary to correct the previously issued financial statements were recorded.

As set forth in Note 2, "Restatement of Financial Statements" to the accompanying consolidated financial statements, we restated our financial statements for the periods covered by this report. The restatement resulted from a deficiency that we identified related to periodic review of the application of generally accepted accounting principles. Following a review of our lease-related accounting policies, we determined that our method of accounting for leasehold improvements funded by landlord incentives or allowances (tenant improvement allowances) and our method of accounting for rent holidays were not in accordance with accounting principles generally accepted in the United States of America. We have remediated the control deficiency by conducting the review of our lease accounting practices, restating our financial statements and correcting our accounting practices, all as further described in Note 2.

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

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

                                             A.C. MOORE ARTS & CRAFTS, INC.


Date:    April 19, 2005                      By: /s/ John E. Parker
                                                 -------------------------------
                                                 John E. Parker
                                                 Chief Executive Officer
                                                 (duly authorized officer and
                                                 principal executive officer)

Date:    April 19, 2005                      By: /s/ Leslie H. Gordon
                                                 -------------------------------
                                                 Leslie H. Gordon
                                                 Executive Vice President
                                                 and Chief Financial Officer
                                                 (duly authorized officer
                                                 and principal financial
                                                 officer)

                                  Exhibit Index

Exhibit No.                        Description
-----------    -----------------------------------------------------------------
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