Form 10-Q/A
period 2004-06-30
A.C. Moore Arts & Crafts, Inc.
filed 2005-04-19
CIK 1042809

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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
                                 [X]   Yes   [ ]   No

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               CLASS                          OUTSTANDING AT AUGUST 6, 2004
     --------------------------               -----------------------------
     Common Stock, no par value                        19,496,015

EXPLANATORY NOTE

As previously disclosed in our Form 8-K filed on March 3, 2005 and in our Form 10-K for the year ended December 31, 2004, following a review of our lease-related accounting policies, we determined that our method of accounting for leasehold improvements funded by landlord incentives or allowances (tenant improvement allowances) and our method of accounting for rent holidays were not in accordance with accounting principles generally accepted in the United States of America. As a result, we have restated, by means of our Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005, our consolidated balance sheet at December 31, 2003, and our consolidated statements of income, cash flows, and shareholders' equity for the years ended December 31, 2003 and 2002. The restatement also affected periods prior to 2002. Note 2 to the financial statements included in our 2004 Form 10-K shows the impact of the restatement adjustments to retained earnings as of January 1, 2002, to reflect the impact of the restatement on periods prior to 2002. For information on the impact of the restatement on the years 2001 and 2000, reference is made to Item
6. Selected Financial Data in our 2004 Form 10-K. Concurrently with the filing of this Form 10-Q/A, we are filing quarterly reports on Form 10-Q/A for the quarterly periods March 31, 2004 and September 30, 2004 to reflect restated amounts for the first and third quarters of 2004 and the comparable interim periods in 2003.

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

This Amendment No. 1 on Form 10-Q/A to our quarterly report on Form 10-Q for the quarter ended June 30, 2004 ("Original Filing"), initially filed with the Securities and Exchange Commission ("SEC") on August 9, 2004, is being filed to reflect restatements of our consolidated balance sheet at June 30, 2004 and our consolidated statements of income and consolidated cash flows for the three and six month periods ended June 30, 2004 and 2003 and the notes related thereto. For a more detailed description of these restatements, see Note 2, "Restatement of Financial Statements" to the accompanying consolidated financial statements and the section entitled "Restatement" in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10Q/A.

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

                         A.C. MOORE ARTS & CRAFTS, INC.

                                TABLE OF CONTENTS

                                                                                                      PAGE
                                                                                                     NUMBER
                                                                                                     ------
PART I:       FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited)

                Consolidated Balance Sheets as of June 30, 2004 (Restated)
                and December 31, 2003.....................................................................1

                Consolidated Statements of Income for the three and six month periods ended June 30, 2004 and 2003 (Restated)...................................................2

                Consolidated Statements of Cash Flows for the six month periods ended
                June 30, 2004 and 2003 (Restated).........................................................3

                Notes to Consolidated Financial Statements................................................4

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......9

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk.................................15

     Item 4.  Controls and Procedures....................................................................15

PART II:      OTHER INFORMATION

     Item 1.  Legal Proceedings..........................................................................16

     Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities ..........16

     Item 3.  Defaults Upon Senior Securities............................................................16

     Item 4.  Submission of Matters to a Vote of Security Holders........................................16

     Item 5.  Other Information..........................................................................16

     Item 6.  Exhibits and Reports on Form 8-K...........................................................17

SIGNATURES...............................................................................................18

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         A.C. MOORE ARTS & CRAFTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                June 30,       December 31,
                                                                  2004             2003
                                                             --------------   --------------
                                                             (as restated,
                                                              See Note 2)
                                                              (unaudited)
                  ASSETS
Current assets:
  Cash and cash equivalents                                  $       34,013   $       43,700
  Marketable securities                                              13,396               --
  Inventories                                                       123,416          121,493
  Prepaid expenses and other current assets                           5,592            2,962
                                                             --------------   --------------
                                                                    176,417          168,155
Non-current assets:
  Marketable securities                                                  --           14,132
  Property and equipment, net                                        75,891           51,075
  Other assets                                                        1,768            1,801
                                                             --------------   --------------
                                                             $      254,076   $      235,163
                                                             ==============   ==============
    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                          $        1,930   $          504
  Trade accounts payable                                             27,537           33,558
  Accrued payroll and payroll taxes                                   3,747            4,501
  Accrued expenses                                                    8,733           10,015
  Income taxes payable                                                  640            6,826
                                                             --------------   --------------
                                                                     42,587           55,404
                                                             --------------   --------------
Long-term liabilities:
  Long-term debt                                                     28,070               --
  Deferred tax liability                                              4,385            3,977
  Other long-term liabilities                                        10,836           10,523
                                                             --------------   --------------
                                                                     43,291           14,500
                                                             --------------   --------------
                                                                     85,878           69,904
                                                             --------------   --------------
SHAREHOLDERS' EQUITY

Preferred stock, no par value, 10,000,000 shares authorized, none issued

Common stock, no par value, 40,000,000 shares
 authorized; issued and outstanding 19,467,615 shares at
 June 30, 2004 and 19,357,541 at December 31, 2003                  106,399          105,023

Retained earnings                                                    61,799           60,236
                                                             --------------   --------------
                                                                    168,198          165,259
                                                             --------------   --------------
                                                             $      254,076   $      235,163
                                                             ==============   ==============

                 See accompanying notes to financial statements

                         A.C. MOORE ARTS & CRAFTS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                                Three months ended                 Six months ended
                                                                     June 30,                           June 30,
                                                          ------------------------------    ------------------------------
                                                              2004             2003             2004             2003
                                                          -------------    -------------    -------------    -------------
                                                          (as restated,    (as restated,    (as restated,    (as restated,
                                                           See Note 2)      See Note 2)      See Note 2)      See Note 2)
Net sales                                                 $     101,194    $      93,686    $     212,663    $     185,638

Cost of sales (including buying and distribution costs)          61,852           58,893          131,391          117,310
                                                          -------------    -------------    -------------    -------------
Gross margin                                                     39,342           34,793           81,272           68,328
Selling, general and administrative expenses                     38,541           32,783           78,005           65,313
Store pre-opening expenses                                          380              478              968              882
                                                          -------------    -------------    -------------    -------------
Income from operations                                              421            1,532            2,299            2,133
  Net interest (income)                                            (123)            (118)            (243)            (227)
                                                          -------------    -------------    -------------    -------------
Income before income taxes                                          544            1,650            2,542            2,360
  Provision for income taxes                                        209              631              979              903
                                                          -------------    -------------    -------------    -------------
Net income                                                $         335    $       1,019    $       1,563    $       1,457
                                                          =============    =============    =============    =============

Basic net income per share                                $        0.02    $        0.05    $        0.08    $        0.08
                                                          =============    =============    =============    =============

Diluted net income per share                              $        0.02    $        0.05    $        0.08    $        0.07
                                                          =============    =============    =============    =============

                 See accompanying notes to financial statements

                         A.C. MOORE ARTS & CRAFTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                         Six Months Ended
                                                             June 30,
                                                   ------------------------------
                                                       2004              2003
                                                   -------------    -------------
                                                   (as restated,    (as restated,
                                                    See Note 2)      See Note 2)
Cash flows from operating activities:
Net income                                         $       1,563    $       1,457

Adjustments to reconcile net income to net cash
 (used in) operating activities:
  Depreciation and amortization                            3,988            3,440
  Provision for deferred income taxes                        408              693
  Changes in assets and liabilities:
    Inventories                                           (1,923)          (6,386)
    Prepaid expenses and other current assets             (2,630)          (1,860)
    Accounts payable, accrued payroll
     payroll taxes and accrued expenses                   (8,057)          (1,436)
    Income taxes payable                                  (5,304)          (2,141)
    Other long-term liabilities                              942            1,110
    Other                                                     33               30
                                                   -------------    -------------
Net cash used in operating activities                    (10,980)          (5,093)
                                                   -------------    -------------
Cash flows from investing activities:
  Capital expenditures                                   (29,433)          (6,673)
  Investment in marketable securities                        736          (14,189)
                                                   -------------    -------------
Cash flows used in investing activities                  (28,697)         (20,862)
                                                   -------------    -------------

Cash flows from financing activities:
  Exercise of stock options                                  494            1,559
  Increase in long-term debt                              30,000                -
  Repayment of capital leases                               (504)            (685)
                                                   -------------    -------------
Net cash provided by financing activities                 29,990              874
                                                   -------------    -------------
Net decrease in cash                                      (9,687)         (25,081)

Cash and cash equivalents at beginning of period          43,700           61,584
                                                   -------------    -------------
Cash and cash equivalents at end of period         $      34,013    $      36,503
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

(2)  RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of the Company's interim consolidated financial statements for the period ended June 30, 2004, and following a review of its lease-related accounting policies, the Company's management determined that its method of accounting for leasehold improvements funded by landlord incentives or allowances (tenant improvement allowances) and its method of accounting for rent holidays were not in accordance with accounting principles generally accepted in the United States of America. As a result, the Company's management is restating its interim financial statements as of and for the quarterly period ended June 30, 2004 in this Amendment No. 1 on Form 10-Q/A.

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

The following is a summary of the impact of the restatement on the consolidated statements of income for the three month and six month periods ended June 30, 2004 and 2003, the consolidated balance sheets at December 31, 2003 and June 30, 2004 and the consolidated statements of cash flows for the six month periods ended June 30, 2004 and 2003.

                                                           CONSOLIDATED STATEMENTS OF INCOME
                                                    ----------------------------------------------
                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                    AS PREVIOUSLY
                                                      REPORTED       ADJUSTMENT       AS RESTATED
                                                    -------------   -------------    -------------
Three months ended June 30, 2004

Selling, general and administrative expenses ....          38,603             (62)          38,541
Store pre-opening expenses ......................             253             127              380
Income from operations ..........................             486             (65)             421
Income before income taxes ......................             609             (65)             544
Provision for income taxes ......................             234             (25)             209
Net income ......................................             375             (40)             335

Six months ended June 30, 2004

Selling, general and administrative expenses ....          78,129            (124)          78,005
Store pre-opening expenses ......................             819             149              968
Income from operations ..........................           2,324             (25)           2,299
Income before income taxes ......................           2,567             (25)           2,542
Provision for income taxes ......................             988              (9)             979
Net income ......................................           1,579             (16)           1,563

Three months ended June 30, 2003

Selling, general and administrative expenses ....          32,838             (55)          32,783
Store pre-opening expenses ......................             372             106              478
Income from operations ..........................           1,583             (51)           1,532
Income before income taxes ......................           1,701             (51)           1,650
Provision for income taxes ......................             650             (19)             631
Net income ......................................           1,051             (32)           1,019
Basic net income per share ......................            0.06           (0.01)            0.05

Six months ended June 30, 2003

Selling, general and administrative expenses ....          65,424            (111)          65,313
Store pre-opening expenses ......................             750             132              882
Income from operations ..........................           2,154             (21)           2,133
Income before income taxes ......................           2,381             (21)           2,360
Provision for income taxes ......................             910              (7)             903
Net income ......................................           1,471             (14)           1,457

                                                              CONSOLIDATED BALANCE SHEETS
                                                    ----------------------------------------------
                                                                (DOLLARS IN THOUSANDS)
                                                    AS PREVIOUSLY
                                                      REPORTED       ADJUSTMENT       AS RESTATED
                                                    -------------   -------------    -------------
June 30, 2004

Property and equipment, net .....................          72,746           3,145           75,891
Deferred tax liability ..........................           5,367            (982)           4,385
Other long-term liabilities .....................           5,241           5,595           10,836
Retained earnings ...............................          63,267          (1,468)          61,799
Shareholders' equity ............................         169,666          (1,468)         168,198
Total liabilities and shareholders' equity ......         250,931           3,145          254,076

                                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    ----------------------------------------------
                                                                (DOLLARS IN THOUSANDS)
                                                    AS PREVIOUSLY
                                                      REPORTED         ADJUSTMENT      AS RESTATED
                                                    -------------    -------------    -------------
Six months ended June 30, 2004

Net cash (used in) operating activities .........         (11,609)             629          (10,980)
Cash flows (used in) investing activities .......         (28,068)            (629)         (28,697)

Six months ended June 30, 2003

Net cash (used in) operating activities .........          (6,007)             914           (5,093)
Cash flows (used in) investing activities .......         (19,948)            (914)         (20,862)

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

(6)      LONG-TERM DEBT

On October 28, 2003 we signed two mortgage agreements with Wachovia Bank relating to the new corporate offices and distribution center. The mortgages totaling $30.0 million, all of which was outstanding at June 30, 2004, are secured by land, building, and equipment. Of the $30 million, $22.5 million is repayable over 15 years and $7.5 million is repayable over 7 years. Monthly payments totaling $214,000 are anticipated to start in October 2004. The mortgages bear interest at rates that will vary between LIBOR plus 85 basis points and LIBOR plus 135 basis points, depending on the debt service coverage ratio and the length of the mortgage payment. We have the option of fixing the interest rate at any time. The mortgages contain covenants that, among other things, restrict the Company's ability to incur additional indebtedness or guarantee obligations in excess of $8 million, engage in mergers or consolidations, dispose of assets, make acquisitions requiring a cash outlay in excess of $10 million, make loans or advances in excess of $1 million, or change the nature of its business. The company is restricted in capital expenditures, paying dividends and making other distributions unless certain financial covenants are maintained including those relating to tangible net worth, funded debt and a current ratio. The mortgages also define various events of default, including cross default provisions, defaults for any material judgments or a change in control. At June 30, 2004 the Company was in compliance with these agreements.

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

(8)      EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                  THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                       JUNE 30,                           JUNE 30,
                                            -----------------------------   -----------------------------
                                                 2004            2003            2004            2003
                                            -------------   -------------   -------------   -------------
                                            (as restated)   (as restated)   (as restated)   (as restated)
                                                        (in thousands, except per share data)
Net Income ..............................   $         335   $       1,019   $       1,563   $       1,457
                                            =============   =============   =============   =============

Weighted average shares:
  Basic .................................          19,439          19,033          19,408          18,939
  Incremental shares from assumed
   exercise of stock option .............             669             729             637             681
                                            -------------   -------------   -------------   -------------
  Diluted ...............................          20,108          19,762          20,045          19,620
                                            =============   =============   =============   =============

Basic net income per share ..............   $        0.02   $        0.05   $        0.08   $        0.08
                                            =============   =============   =============   =============

Diluted net income per share ............   $        0.02   $        0.05   $        0.08   $        0.07
                                            =============   =============   =============   =============

Stock options excluded from calculation
  because exercise price was greater than
  average market price ..................               0             306             315             306
                                            -------------   -------------   -------------   -------------

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

Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant date for awards under those plans, consistent with the requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," net income and earnings per share would have been reduced to the following pro-forma amounts:

                                                               THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                    JUNE 30,                        JUNE 30,
                                                           ---------------------------    -----------------------------
                                                               2004           2003           2004           2003
                                                           -----------   -------------    -------------   -------------
Net income (as restated)........  As reported              $   335,000   $   1,019,000    $   1,563,000   $   1,457,000
                                  Compensation cost, net       433,000         277,000          872,000         554,000
                                  Pro forma                    (98,000)        742,000          691,000         903,000

Basic earnings per share........  As reported              $       .02   $         .05    $         .08   $         .08
                                  Pro forma                       (.01)            .04              .04             .05

Diluted earnings per share......  As reported              $       .02   $         .05    $         .08   $         .07
                                  Pro forma                        .00             .04              .03             .05

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

(10)     CHANGE IN ACCOUNTING PRINCIPLE

For all vendor contracts entered into or modified after January 1, 2003, the Company has adopted the Emerging Issues Task Force (EITF) 02-16, Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor. EITF 02-16 addresses the accounting for cash consideration received by a customer from a vendor (e.g., slotting fees, cooperative advertising payments, buydowns) and rebates or refunds from a vendor that is payable only if the customer completes a specified cumulative level of purchases or remains a customer for a specified time period. The change in accounting means that vendor monies which support the Company's advertising programs are now being recorded as a reduction in the cost of inventory, and are recognized as a reduction of cost of goods sold when the inventory is sold. Previously, they were accounted for as an offset to advertising costs. This accounting change results in a timing difference as to when these monies are recognized in the Company's income statement. The prospective adoption of EITF 02-16 reduced the Company's second quarter net income by $0.6 million or $0.03 per share and the six months net income by $1.7 million or $0.08 per share. In the second quarter, the change increased gross margin by $2.0 million, increased selling, general and administrative costs by $3.1 million, and decreased inventory by $1.1 million. For the six months, the change increased gross margin by $3.1 million, increased selling, general and administrative costs by $5.8 million, and decreased inventory by $2.7 million. In 2003 the Company recorded vendor advertising support as a reduction of selling, general and administrative expenses in the amount of $1.8 million in the second quarter and $3.8 million in the six-month period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT

Following a review of our lease-related accounting policies, management determined that our method of accounting for leasehold improvements funded by landlord incentives or allowances (tenant improvement allowances) and our method of accounting for rent holidays were not in accordance with accounting principles generally accepted in the United States of America. As a result, we are restating our interim financial statements as of and for the quarterly period ended June 30, 2004 in this Amendment No. 1 on Form 10-Q/A.

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

Two-thirds of the Company's merchandise in its stores is delivered directly from vendors without going through the Company's distribution facility, and the Company believes that any disruption in the supply of merchandise to the stores due to the unavailability of Company inventory is temporary. As a result, the Company believes there could be some impact on sales for several weeks but, as management believes the Company is adequately covered by insurance, they anticipate that there will be no material adverse financial impact.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales and the number of stores open at the end of each such period:

                                                         THREE MONTHS ENDED              SIX MONTHS ENDED
                                                               JUNE 30,                       JUNE 30,
                                                     ---------------------------     ---------------------------
                                                        2004             2003            2004           2003
                                                     -----------     -----------     -----------     -----------
Net sales ........................................         100.0%          100.0%          100.0%          100.0%
Cost of sales ....................................          61.1%           62.9%           61.8%           63.2%
                                                     -----------     -----------     -----------     -----------
Gross margin .....................................          38.9%           37.1%           38.2%           36.8%
Selling, general and administrative expenses .....          38.1%           35.0%           36.7%           35.2%
Store pre-opening expenses .......................           0.4%            0.5%            0.4%            0.4%
                                                     -----------     -----------     -----------     -----------
Income from operations ...........................           0.4%            1.6%            1.1%            1.2%
Net interest (income) expense ....................          (0.1)%          (0.1)%          (0.1)%          (0.1)%
                                                     -----------     -----------     -----------     -----------
Income before income taxes .......................           0.5%            1.7%            1.2%            1.3%
Income tax expense ...............................           0.2%            0.6%            0.5%            0.5%
                                                     -----------     -----------     -----------     -----------
Net income .......................................           0.3%            1.1%            0.7%            0.8%
                                                     ===========     ===========     ===========     ===========

Number of stores open at end of period............            84              74

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

         Selling, general and administrative expenses increased $5.7 million, or 17.6%, in the three months ended June 30, 2004 to $38.5 million from $32.8 million in the three months ended June 30, 2003. Of the increase $3.1 million represents the impact of the accounting change in accordance with EITF 02-16. The remainder of the increase is principally accountable from stores opened in 2004 and the stores opened in 2003 not in the comparable store base. As a percentage of sales, selling, general and administrative costs was 38.1% and 35.0% of net sales in the three months ended June 30, 2004 and June 30, 2003, respectively. The impact of the accounting change was 3.1% of net sales. As a percentage of sales, other selling, general and administrative costs for the three months ended June 30, 2004 were comparable to the three months ended June 30, 2003.

        STORE PRE-OPENING EXPENSES. We expense store pre-opening expenses as they are incurred which would include rent holidays prior to store opening. Pre-opening expenses for the store we relocated in the second quarter of 2004 and the stores we opened in July 2004 amounted to $380,000. In the second quarter of 2003, we incurred store pre-opening expenses of $478,000 related to the store opened in that quarter and the two stores opened in July 2003.

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

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $12.7 million, or 19.4%, in the six months ended June 30, 2004 to $78.0 million from $65.4 million in the six months ended June 30, 2003. Of the increase $5.8 million represents the impact of the accounting change in accordance with EITF 02-16. The remainder of the increase is principally accountable from stores opened in 2004 and the stores opened in 2003 not in the comparable store base. As a percentage of sales, selling, general and administrative costs was 36.7% of net sales for the six months ended June 30, 2004 compared with 35.2% in the six months ended June 30, 2003. The impact of the accounting change was 2.7% of net sales. Other selling, general and administrative costs decreased 1.2% in the six months ended June 30, 2004 compared with the six months ended June 30, 2003. This decrease came from leveraging our store costs due to our sales increase and leveraging our corporate office costs over a greater sales base. Corporate office costs were reduced to 3.6% of sales in the six months ended June 30, 2004 compared with 3.7% in the same period in the prior year.

        STORE PRE-OPENING EXPENSES. Pre-opening expenses for the three new stores opened in the first half of 2004, the two stores we relocated and the stores we opened in July 2004 amounted to

$968,000. In the first half of 2003, we incurred store pre-opening expenses of $882,000 related to the three stores opened in that half and the two stores opened in July 2003.

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

        At June 30, 2004 and December 31, 2003 our working capital was $133.8 million and $112.8 million, respectively. Cash used in operations was $11.0 million for the six months ended June 30, 2004 as a result of an increase in inventory of $1.9 million to support the new stores, a reduction in accounts payable and other accrued expenses of $8.1 million, and a reduction in income tax payables of $5.3 million.

        Net cash used in investing activities during the six months ended June 30, 2004 was $28.7 million of which $29.4 million was for capital expenditures. In 2004, we expect to spend approximately $41.0 million on capital expenditures, which includes approximately $27.5 million related to the building, equipment and systems for our new distribution center, $10.5 million for new store openings, and the remainder for remodeling existing stores, upgrading systems in existing stores, and corporate systems development. The total cost of the new distribution center is estimated to be $45.0 million.

        On October 28, 2003 we signed two mortgage agreements with Wachovia Bank relating to the new corporate offices and distribution center. The mortgages totaling $30.0 million, all of which was outstanding at June 30, 2004, are secured by land, building, and equipment. Of the $30 million, $22.5 million is repayable over 15 years and $7.5 million is repayable over 7 years. Monthly payments totaling $214,000 are expected to start in October 2004. The mortgages bear interest at rates that will vary between LIBOR plus 85 basis points and LIBOR plus 135 basis points, depending on the debt service coverage ratio and the length of the mortgage payment. We have the option of fixing the interest rate at any time. The mortgages contain covenants that, among other things, restrict our ability to incur additional indebtedness or guarantee obligations in excess of $8 million, engage in mergers or consolidations, dispose of assets, make acquisitions requiring a cash outlay in excess of $10 million, make loans or advances in excess of $1 million, or change the nature of its business. We are restricted in capital expenditures, paying dividends and making other distributions unless certain financial covenants are maintained including those relating to tangible net worth, funded debt and a current ratio. The mortgages also define various events of default, including cross default provisions, defaults for any material judgments or a change in control. At June 30, 2004 the Company was in compliance with these agreements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        We invest cash balances in excess of operating requirements primarily in money market mutual funds and to a lesser extent in interest-bearing securities with maturities of less than two years. The fair value of our cash and equivalents at June 30, 2004 approximated carrying value. We had no borrowings outstanding under the line of credit at June 30, 2004. The interest rates on our mortgages fluctuate with market rates and therefore the value of these financial instruments will not be impacted by a change in interest rates. Based on the amounts existing at June 30, 2004, the impact of a hypothetical increase or decrease in interest rates of 10% compared with the rates in effect at June 30, 2004 would result in an increase or decrease in our interest expense of $63,000 annually, and an increase or decrease in our interest income of $66,000 annually.

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

     2. To ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending December 31, 2004.

     The results of the voting were as follows:

                                       For        Against        Abstain     Withhold Authority
                                   -----------   -----------   -----------   -------------------
Richard J. Bauer                    16,792,541             0     1,021,210                     0
Richard J. Drake                    14,247,412             0     3,566,339                     0
Ratification of
  PricewaterhouseCoopers LLP        17,739,888        71,675         2,188                     0

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

        Mr. Joyce recently retired from the public accounting firm of Deloitte & Touche LLP where he was most recently the New England Managing Partner. Mr. Joyce joined the predecessor firm of Deloitte in 1967 and became an accounting and auditing partner in 1975. Simultaneously with his joining our Board, Mr. Joyce was also appointed to serve on our Audit and Compensation Committees and was designated as our Board's "audit committee financial expert."

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

                                        A.C. MOORE ARTS & CRAFTS, INC.


Date:  April 19, 2005                   By: /s/ John E. Parker
                                            ------------------------------------
                                            John E. Parker
                                            Chief Executive Officer (duly
                                            authorized officer and
                                            principal executive officer)

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

                                  Exhibit Index

Exhibit No.                            Description
-----------     ----------------------------------------------------------------
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