Form 10-Q/A
period 2004-09-30
A.C. Moore Arts & Crafts, Inc.
filed 2005-04-19
CIK 1042809

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

                     130 A.C. Moore Drive, Berlin, NJ 08009
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (856) 768-4930
                         -------------------------------
                         (Registrant's telephone number,
                              including area code)

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                CLASS                    OUTSTANDING AT NOVEMBER 5, 2004
     --------------------------          -------------------------------
     Common Stock, no par value                    19,604,785

EXPLANATORY NOTE

As previously disclosed in our Form 8-K filed on March 3, 2005 and in our Form 10-K for the year ended December 31, 2004, following a review of our lease-related accounting policies, we determined that our method of accounting for leasehold improvements funded by landlord incentives or allowances (tenant improvement allowances) and our method of accounting for rent holidays were not in accordance with accounting principles generally accepted in the United States of America. As a result, we have restated, by means of our Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005, our consolidated balance sheet at December 31, 2003, and our consolidated statements of income, cash flows, and shareholders' equity for the years ended December 31, 2003 and 2002. The restatement also affected periods prior to 2002. Note 2 to the financial statements included in our 2004 Form 10-K shows the impact of the restatement adjustments to retained earnings as of January 1, 2002, to reflect the impact of the restatement on periods prior to 2002. For information on the impact of the restatement on the years 2001 and 2000, reference is made to Item
6. Selected Financial Data in our 2004 Form 10-K. Concurrently with the filing of this Form 10-Q/A, we are filing quarterly reports on Form 10-Q/A for the quarterly periods March 31, 2004 and June 30, 2004 to reflect restated amounts for the first and second quarters of 2004 and the comparable interim periods in 2003.

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

This Amendment No. 1 on Form 10-Q/A to our quarterly report on Form 10-Q for the quarter ended September 30, 2004 ("Original Filing"), initially filed with the Securities and Exchange Commission ("SEC") on November 8, 2004, is being filed to reflect restatements of our consolidated balance sheet at September 30, 2004 and our consolidated statements of income and consolidated cash flows for the three and nine month periods ended September 30, 2004 and 2003 and the notes related thereto. For a more detailed description of these restatements, see Note 2, "Restatement of Financial Statements" to the accompanying consolidated financial statements and the section entitled "Restatement" in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q/A.

For the convenience of the reader, this Form 10-Q/A includes the Original Filing in its entirety. However, this Form 10-Q/A only amends and restates Items 1, 2 and 4 of Part I and Item 5 of Part II of the Original Filing and no other material information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events concerning our business or financial condition occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as Exhibits 31.1,
31.2 and 32, respectively.

                         A.C. MOORE ARTS & CRAFTS, INC.

                                TABLE OF CONTENTS

PART I:       FINANCIAL INFORMATION

     Item 1.  Financial Statements

                  Consolidated Balance Sheets as of September 30, 2004 (Restated)
                  and December 31, 2003.......................................................................1

                  Consolidated Statements of Income for the three and nine month periods ended
                  September 30, 2004 and 2003 (Restated)......................................................2

                  Consolidated Statements of Cash Flows for the nine month periods ended
                  September 30, 2004 and 2003 (Restated)......................................................3

                  Notes to Consolidated Financial Statements..................................................4

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........10

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................................16

     Item 4.  Controls and Procedures........................................................................16


PART II:      OTHER INFORMATION

     Item 1.  Legal Proceedings..............................................................................17

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds....................................17

     Item 3.  Defaults Upon Senior Securities................................................................17

     Item 4.  Submission of Matters to a Vote of Security Holders............................................17

     Item 5.  Other Information..............................................................................17

     Item 6.  Exhibits.......................................................................................18

SIGNATURES...................................................................................................19

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         A.C. MOORE ARTS & CRAFTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                   2004            2003
                                                               -------------   -------------
                                                               (as restated,
                                                                See Note 2)
                                                                (unaudited)
                  ASSETS
Current assets:
     Cash and cash equivalents                                 $      27,730   $      43,700
     Marketable securities                                            13,368              --
     Inventories                                                     137,976         121,493
     Prepaid income taxes                                              4,706              --
     Prepaid expenses and other current assets                         5,560           2,962
                                                               -------------   -------------
                                                                     189,340         168,155
Non-current assets:
     Marketable securities                                                --          14,132
     Property and equipment, net                                      80,762          51,075
     Other assets                                                      1,742           1,801
                                                               -------------   -------------
                                                               $     271,844   $     235,163
                                                               =============   =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                         $       2,571   $         504
     Trade accounts payable                                           40,602          33,558
     Accrued payroll and payroll taxes                                 3,935           4,501
     Accrued expenses                                                  8,390          10,015
     Income taxes payable                                                 --           6,826
                                                               -------------   -------------
                                                                      55,498          55,404
                                                               -------------   -------------
Long-term liabilities:
     Long-term debt                                                   27,429              --
     Deferred tax liability                                            6,969           3,977
     Other long-term liabilities                                      12,321          10,523
                                                               -------------   -------------
                                                                      46,719          14,500
                                                               -------------   -------------
                                                                     102,217          69,904
                                                               -------------   -------------
SHAREHOLDERS' EQUITY
Preferred stock, no par value, 10,000,000 shares
     authorized, none issued
Common stock, no par value, 40,000,000 shares
     authorized; issued and outstanding 19,505,215 shares at
     September 30, 2004 and 19,357,541 at December 31, 2003          106,963         105,023
Retained earnings                                                     62,664          60,236
                                                               -------------   -------------
                                                                     169,627         165,259
                                                               -------------   -------------
                                                               $     271,844   $     235,163
                                                               =============   =============

                 See accompanying notes to financial statements

                         A.C. MOORE ARTS & CRAFTS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                      Three months ended                Nine months ended
                                                         September 30,                    September 30,
                                                ------------------------------    ------------------------------
                                                    2004             2003             2004             2003
                                                -------------    -------------    -------------    -------------
                                                (as restated,    (as restated,    (as restated,    (as restated,
                                                 See Note 2)      See Note 2)      See Note 2)      See Note 2)
Net sales                                       $     107,713    $      98,600    $     320,376    $     284,238

Cost of sales (including buying and
    distribution costs)                                64,010           61,987          195,401          179,297
                                                -------------    -------------    -------------    -------------
Gross margin                                           43,703           36,613          124,975          104,941
Selling, general and administrative expenses           40,795           33,787          118,800           99,100
Store pre-opening expenses                              1,488            1,062            2,456            1,944
                                                -------------    -------------    -------------    -------------
Income from operations                                  1,420            1,764            3,719            3,897
    Interest expense                                      133               19              148               70
    Interest (income)                                    (119)            (111)            (377)            (389)
                                                -------------    -------------    -------------    -------------
Income before income taxes                              1,406            1,856            3,948            4,216
    Provision for income taxes                            541              708            1,520            1,611
                                                -------------    -------------    -------------    -------------
Net income                                      $         865    $       1,148    $       2,428    $       2,605
                                                =============    =============    =============    =============
Net income per share:
    Basic                                       $        0.04    $        0.06    $        0.12    $        0.14
                                                =============    =============    =============    =============
    Diluted                                     $        0.04    $        0.06    $        0.12    $        0.13
                                                =============    =============    =============    =============

                 See accompanying notes to financial statements

                         A.C. MOORE ARTS & CRAFTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                     ------------------------------
                                                         2004             2003
                                                     -------------    -------------
                                                     (as restated,    (as restated,
                                                      See Note 2)      See Note 2)
Cash flows from operating activities:
Net income                                           $       2,428    $       2,605

Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                            6,290            5,228
    Provision for deferred income taxes                      2,992              790
    Changes in assets and liabilities:
       Inventories                                         (16,483)         (22,587)
       Prepaid expenses and other current assets            (2,598)          (2,925)
       Accounts payable, accrued payroll,
         payroll taxes and accrued expenses                  4,853            7,042
       Income taxes                                        (10,308)          (1,041)
       Other long-term liabilities                           1,915            1,639
       Other                                                    59              (22)
                                                     -------------    -------------
Net cash used in operating activities                      (10,853)          (9,271)
                                                     -------------    -------------
Cash flows from investing activities:
    Capital expenditures                                   (36,094)         (14,665)
    Investment in marketable securities                        764          (14,161)
                                                     -------------    -------------
Cash flows used in investing activities                    (35,329)         (28,826)
                                                     -------------    -------------

Cash flows from financing activities:
    Exercise of stock options                                  716            2,533
    Increase in long-term debt                              30,000                -
    Repayment of equipment leases                             (504)          (1,031)
                                                     -------------    -------------
Net cash provided by financing activities                   30,212            1,502
                                                     -------------    -------------
Net decrease in cash                                       (15,970)         (36,595)

Cash and cash equivalents at beginning of period            43,700           61,584
                                                     -------------    -------------
Cash and cash equivalents at end of period           $      27,730    $      24,989
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

(2)  RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of the Company's interim consolidated financial statements for the period ended September 30, 2004, and following a review of its lease-related accounting policies, the Company's management determined that its method of accounting for leasehold improvements funded by landlord incentives or allowances (tenant improvement allowances) and its method of accounting for rent holidays were not in accordance with accounting principles generally accepted in the United States of America. As a result, the Company's management is restating its interim financial statements as of and for the quarterly period ended September 30, 2004 in this Amendment No. 1 on Form 10-Q/A.

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

The Company has historically recognized rent holiday periods on a straight-line basis over the lease term commencing with the opening date for each store. The period during which the store was being fixtured and stocked with merchandise was excluded from the straight-line rent schedule. FASB Technical Bulletin 85-3 ("FTB 85-3"), "Accounting for Operating Leases with Scheduled Rent Increases," states that rent holidays should be recognized on a straight-line basis over the lease term, which commences on the date the Company has the right to control the use of the leased property. For our Company, this is generally one to three months prior to a store opening date. The amount of rent expensed prior to store opening will be included in "Pre-opening expenses" on the Company's consolidated statements of income. The correction of this accounting resulted in the Company recording additional deferred rent in "Accrued lease liability," additional leasehold improvements in "property and equipment, net" and to adjust "Retained earnings" on the consolidated balance sheets, as well as to correct "Pre-opening expenses" and "Selling, general, and administrative expenses" in the consolidated statements of income.

The following is a summary of the impact of the restatement on the consolidated statements of income for the three month and nine month periods ended September 30, 2004 and 2003, the consolidated balance sheets at December 31, 2003 and September 30, 2004 and the consolidated statements of cash flows for the nine month periods ended September 30, 2004 and 2003.

                                                                CONSOLIDATED STATEMENTS OF INCOME
                                                          ---------------------------------------------
                                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                          AS PREVIOUSLY
                                                            REPORTED        ADJUSTMENT      AS RESTATED
                                                          -------------     ----------      -----------
Three months ended September 30, 2004

Selling, general and administrative expenses ..........          40,857            (62)          40,795
Store pre-opening expenses ............................           1,229            259            1,488
Income from operations ................................           1,617           (197)           1,420
Income before income taxes ............................           1,603           (197)           1,406
Provision for income taxes ............................             617            (76)             541
Net income ............................................             986           (121)             865
Basic net income per share ............................            0.05          (0.01)            0.04
Diluted net income per share ..........................            0.05          (0.01)            0.04

Nine months ended September 30, 2004

Selling, general and administrative expenses ..........         118,986           (186)         118,800
Store pre-opening expenses ............................           2,048            408            2,456
Income from operations ................................           3,941           (222)           3,719
Income before income taxes ............................           4,170           (222)           3,948
Provision for income taxes ............................           1,605            (85)           1,520
Net income ............................................           2,565           (136)           2,429
Basic net income per share ............................            0.13          (0.01)            0.12
Diluted net income per share ..........................            0.13          (0.01)            0.12

Three months ended September 30, 2003

Selling, general and administrative expenses ..........          33,842            (55)          33,787
Store pre-opening expenses ............................             821            241            1,062
Income from operations ................................           1,950           (186)           1,764
Income before income taxes ............................           2,042           (186)           1,856
Provision for income taxes ............................             780            (72)             708
Net income ............................................           1,262           (114)           1,148
Basic net income per share ............................            0.07          (0.01)            0.06

Nine months ended September 30, 2003

Selling, general and administrative expenses ..........          99,266           (166)          99,100
Store pre-opening expenses ............................           1,571            373            1,944
Income from operations ................................           4,104           (207)           3,897
Income before income taxes ............................           4,423           (207)           4,216
Provision for income taxes ............................           1,690            (79)           1,611
Net income ............................................           2,733           (128)           2,605
Diluted net income per share ..........................            0.14          (0.01)            0.13

                                                                   CONSOLIDATED BALANCE SHEETS
                                                          ---------------------------------------------
                                                                      (DOLLARS IN THOUSANDS)
                                                          AS PREVIOUSLY
                                                            REPORTED        ADJUSTMENT      AS RESTATED
                                                          -------------     ----------      -----------
September 30, 2004

Property and equipment, net............................          76,588          4,174           80,762
Deferred tax liability.................................           8,027         (1,058)           6,969
Other long-term liabilities............................           5,500          6,821           12,321
Retained earnings......................................          64,253         (1,589)          62,664
Shareholders' equity...................................         171,216         (1,589)         169,627
Total liabilities and shareholders' equity.............         267,670          4,174          271,844

                                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          ---------------------------------------------
                                                                      (DOLLARS IN THOUSANDS)
                                                          AS PREVIOUSLY
                                                            REPORTED        ADJUSTMENT      AS RESTATED
                                                          -------------     ----------      -----------
Nine months ended September 30, 2004

Net cash (used in) operating activities................         (12,110)         1,257          (10,853)
Cash flows (used in) investing activities..............         (34,072)        (1,257)         (35,329)

Nine months ended September 30, 2003

Net cash (used in) operating activities................         (10,395)         1,124           (9,271)
Cash flows (used in) investing activities..............         (27,702)        (1,124)         (28,826)

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

(8)  INSURANCE CLAIMS

The Company records any insurance claim receivable based upon their net realizable value when the amounts are estimable and the recovery is probable. Gains on recovery of inventory in excess of cost are recognized in gross margin.

(9)  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                                            SEPTEMBER 30,                   SEPTEMBER 30,
                                                   -----------------------------   -----------------------------
                                                        2004           2003            2004            2003
                                                   -------------   -------------   -------------   -------------
                                                   (as restated)   (as restated)   (as restated)   (as restated)
                                                               (in thousands, except per share data)
Net Income .....................................   $         865   $       1,148   $       2,428   $       2,605
                                                   =============   =============   =============   =============
Weighted average shares:
     Basic .....................................          19,491          19,248          19,435          19,043
     Incremental shares from assumed
       exercise of stock option ................             623             732             620             613
                                                   -------------   -------------   -------------   -------------
     Diluted ...................................          20,114          19,980          20,055          19,656
                                                   =============   =============   =============   =============
Basic net income per share .....................   $        0.04   $        0.06   $        0.12   $        0.14
                                                   =============   =============   =============   =============
Diluted net income per share ...................   $        0.04   $        0.06   $        0.12   $        0.13
                                                   =============   =============   =============   =============
Stock options excluded from calculation
     because exercise price was greater than
     average market price ......................             314             322             314             620
                                                   -------------   -------------   -------------   -------------

(10) STOCK-BASED COMPENSATION

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

Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant date for awards under those plans, consistent with the requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," net income and earnings per share would have been reduced to the following pro-forma amounts:

                                                              THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                   SEPTEMBER 30,
                                                         -----------------------------   -----------------------------
                                                             2004            2003            2004            2003
                                                         -------------   -------------   -------------   -------------
Net income (as restated)....   As reported               $     865,000   $   1,148,000   $   2,428,000   $   2,605,000
                               Compensation cost, net          403,000         305,000       1,274,000         860,000
                               Pro forma                       462,000         843,000       1,154,000       1,745,000

Basic earnings per share....   As reported               $         .04   $         .06   $         .12   $         .14
                               Pro forma                           .02             .04             .06             .09

Diluted earnings per share..   As reported               $         .04   $         .06   $         .12   $         .13
                               Pro forma                           .02             .04             .06             .09

The pro forma results may not be representative of the effects on reported operations for future years. The fair value of the options was calculated using a Black-Scholes options pricing model with the following weighted-average assumptions:


                                                             2004            2003            2002            2001
                                                         -------------   -------------   -------------   -------------
Average fair value
 of options granted ............................         $       11.15   $       12.99   $       10.08   $        4.59

Risk free interest rate ........................                   3.8%            3.2%            4.1%            5.1%

Dividend yield .................................                    --              --              --              --

Average expected life ..........................               4.9 yrs         4.5 yrs           7 yrs           7 yrs

Expected stock price volatility ................                  54.9%             56%           45.2%           48.4%

(11) CHANGE IN ACCOUNTING PRINCIPLE

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT

Following a review of our lease-related accounting policies, management determined that our method of accounting for leasehold improvements funded by landlord incentives or allowances (tenant improvement allowances) and our method of accounting for rent holidays were not in accordance with accounting principles generally accepted in the United States of America. As a result, we are restating our interim financial statements as of and for the quarterly period ended September 30, 2004 in this Amendment No. 1 on Form 10-Q/A.

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

On July 27, 2004 a section of the roof on the Company's Blackwood, New Jersey warehouse and corporate headquarters facility collapsed. The facility employs over 150 team members, none of whom were injured in the incident.

At the time of the incident, the Company had been in the process of moving into a new distribution center in Winslow Township, New Jersey. The move of the offices was expedited and completed on August 4th.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales and the number of stores open at the end of each such period:

                                                      THREE MONTHS ENDED        NINE MONTHS ENDED
                                                         SEPTEMBER 30,             SEPTEMBER 30,
                                                     --------------------     ---------------------
                                                       2004        2003         2004         2003
                                                     --------    --------     --------     --------
Net sales ........................................      100.0%      100.0%       100.0%       100.0%
Cost of sales ....................................       59.4%       62.9%        61.0%        63.1%
                                                     --------    --------     --------     --------
Gross margin .....................................       40.6%       37.1%        39.0%        36.9%
Selling, general and administrative expenses .....       37.9%       34.3%        37.1%        34.9%
Store pre-opening expenses .......................        1.4%        1.0%         0.8%         0.6%
                                                     --------    --------     --------     --------
Income from operations ...........................        1.3%        1.8%         1.1%         1.4%
Net interest (income) expense ....................        0.0%       (0.1)%       (0.1)%       (0.1)%
                                                     --------    --------     --------     --------
Income before income taxes .......................        1.3%        1.9%         1.2%         1.5%
Income tax expense ...............................        0.5%        0.7%         0.4%         0.6%
                                                     --------    --------     --------     --------
Net income .......................................        0.8%        1.2%         0.8%         0.9%
                                                     ========    ========     ========     ========

Number of stores open at end of period............         91          78

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

STORE PRE-OPENING EXPENSES. We expense store pre-opening expenses as they are incurred which would include rent holidays prior to store opening. Pre-opening expenses for the seven stores we opened in the third quarter of 2004 amounted to $1.5 million. In the third quarter of 2003, we incurred store pre-opening expenses of $1.1 million related to the four stores opened in that quarter and the store which we relocated in August 2003.

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

STORE PRE-OPENING EXPENSES. Pre-opening expenses for the 10 new stores opened in the first nine months of 2004 and the two stores we relocated amounted to $2.5 million. In the first nine months of 2003, we incurred store pre-opening expenses of $1.9 million related to the seven stores opened during that period and the one store we relocated.

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

At September 30, 2004 and December 31, 2003 our working capital was $133.8 million and $112.8 million, respectively. Cash used in operations was $10.9 million for the nine months ended September 30, 2004 as a result of an increase in inventory of $16.5 million to support the new stores and the normal seasonal increase to support our fourth quarter sales, an increase in accounts payable and other accrued expenses of $4.9 million, income tax payments of $8.9 million and the establishment of a claim receivable relating to our roof collapse in the amount of $3.0 million.

Net cash used in investing activities during the nine months ended September 30, 2004 was $35.3 million of which $36.1 million was for capital expenditures. In 2004, we expect to spend approximately $41.0 million on capital expenditures, which includes approximately $27.5 million related to the building, equipment and systems for our new distribution center, $10.5 million for new store openings, and the remainder for remodeling existing stores, upgrading systems in existing stores, and corporate systems development. The total cost of the new distribution center is $45.0 million, including capitalized interest of $202,000.

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

     Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

ITEM 5.  OTHER INFORMATION

On August 27, 2004, the Board of Directors of the Company approved certain changes to the compensation payable to all of the Company's non-employee directors effective January 1, 2005. As a result of Question #5 of the SEC's FAQ on Current Reports on Form 8-K released on November 23, 2004, the Company filed a Current Report on 8-K on December 15, 2004 relating to these changes and is including this information in this Form 10-Q/A. The compensation payable to all of the Company's non-employee directors, other than William Kaplan, is as follows:

     o   An annual cash retainer of $30,000;

     o An additional annual cash retainer of $12,500 for the chair of the Audit Committee and $5,000 for each other member of the Audit Committee;

     o An additional annual cash retainer of $5,000 for the chair of the Compensation Committee and $2,500 for each other member of the Compensation Committee;

     o An additional annual cash retainer of $3,500 for the chair of the Nominating and Corporate Governance Committee and $2,500 for each other member of the Nominating and Corporate Governance Committee; and

     o An additional annual cash retainer of $100,000 for the Company's Lead Director, Eli J. Segal.

In addition, other than Mr. Kaplan, non-employee directors each receive an annual stock option grant pursuant to the Company's 2002 Stock Option Plan. The amount of shares subject to the option grant and the exercise price will be determined by the Company's Board of Directors in August 2005. Mr. Kaplan will not receive any compensation in 2005 for serving as a director of the Company.

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