Form 10-Q
period 2005-03-31
A.C. Moore Arts & Crafts, Inc.
filed 2005-05-03
CIK 1042809

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        (Mark One)
        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2005

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

                                 (856) 768-4930
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                   CLASS                     OUTSTANDING AT APRIL 29, 2005
        --------------------------           -----------------------------
        Common Stock, no par value                    19,729,832

                         A.C. MOORE ARTS & CRAFTS, INC.

                                TABLE OF CONTENTS

PART I FINANCIAL INFORMATION...............................................................................     1
    ITEM 1.     FINANCIAL STATEMENTS.......................................................................     1
                    Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004.................     1
                    Consolidated Statements of Income for the three months
                     ended March 31, 2005 and 2004.........................................................     2
                    Consolidated Statements of Cash Flows for the three months
                     ended March 31, 2005 and 2004.........................................................     3
                    Notes to Consolidated Financial Statements.............................................     4
    ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS......     8
    ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................................    12
    ITEM 4.     CONTROLS AND PROCEDURES....................................................................    12

PART II OTHER INFORMATION..................................................................................    13
    ITEM 1.     LEGAL PROCEEDINGS..........................................................................    13
    ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS................................    13
    ITEM 3.     DEFAULTS UPON SENIOR SECURITIES............................................................    13
    ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................    13
    ITEM 5.     OTHER INFORMATION..........................................................................    13
    ITEM 6.     EXHIBITS...................................................................................    13

SIGNATURES.................................................................................................    14

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         A.C. MOORE ARTS & CRAFTS, INC.
                           CONSOLIDATED BALANCE SHEETS

                             (dollars in thousands)

                                                                 MARCH 31,    DECEMBER 31,
                                                                   2005           2004
                                                               ------------   ------------
                                                                (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                    $     30,028   $     48,428
  Marketable securities                                              17,835         17,558
  Inventories                                                       145,525        142,832
  Prepaid expenses and other current assets                           7,245          7,655
  Prepaid income taxes                                                1,770             --
  Deferred tax asset                                                    586          2,673
                                                               ------------   ------------
                                                                    202,989        219,146
Non-current assets:
  Property and equipment, net                                        81,716         83,219
  Other assets                                                        1,131          1,747
                                                               ------------   ------------
                                                               $    285,836   $    304,112
                                                               ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                            $      2,571   $      2,571
  Trade accounts payable                                             36,822         50,256
  Accrued payroll and payroll taxes                                   3,062          3,706
  Accrued expenses                                                    6,519          8,573
  Income taxes payable                                                   --          3,626
                                                               ------------   ------------
                                                                     48,974         68,732
                                                               ------------   ------------
Non-current liabilities:
  Long-term debt                                                     26,143         26,786
  Deferred tax liability                                              8,311          8,584
  Accrued lease liability                                            14,446         13,795
                                                               ------------   ------------
                                                                     48,900         49,165
                                                               ------------   ------------
                                                                     97,874        117,897
                                                               ------------   ------------
Shareholders' Equity:
Preferred stock, no par value, 10,000,000 shares authorized;
 none issued                                                             --             --
Common stock, no par value, 40,000,000 shares authorized;
 issued and outstanding 19,687,982 shares at March 31, 2005
 and 19,655,100 at December 31, 2004                                109,626        109,131
Retained earnings                                                    78,336         77,084
                                                               ------------   ------------
                                                                    187,962        186,215
                                                               ------------   ------------
                                                               $    285,836   $    304,112
                                                               ============   ============

                 See accompanying notes to financial statements.

                         A.C. MOORE ARTS & CRAFTS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                                   Three months ended
                                                                        March 31,
                                                               ---------------------------
                                                                   2005           2004
                                                               ------------   ------------
Net sales                                                      $    122,879   $    111,469
Cost of sales (including buying and distribution costs)              74,751         69,539
                                                               ------------   ------------
Gross margin                                                         48,128         41,930
Selling, general and administrative expenses                         45,844         39,464
Store pre-opening expenses                                              161            588
                                                               ------------   ------------
Income from operations                                                2,123          1,878
  Interest expense                                                      258             10
  Interest (income)                                                    (197)          (130)
                                                               ------------   ------------
Income before income taxes                                            2,062          1,998
  Provision for income taxes                                            810            770
                                                               ------------   ------------
Net income                                                     $      1,252   $      1,228
                                                               ============   ============
Basic net income per share                                     $       0.06   $       0.06
                                                               ============   ============
Diluted net income per share                                   $       0.06   $       0.06
                                                               ============   ============

                 See accompanying notes to financial statements.

                         A.C. MOORE ARTS & CRAFTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                    Three months ended
                                                                         March 31,
                                                               ----------------------------
                                                                   2005             2004
                                                               ------------    ------------
Cash flows from operating activities:
Net income                                                     $      1,252    $      1,228

Adjustments to reconcile net income to net cash
 used in operating activities:
  Depreciation and amortization                                       2,629           1,990
  Disposal of assets                                                    438              --
  Changes in assets and liabilities:
    Inventories                                                      (2,693)         (3,131)
    Prepaid expenses and other current assets                           410            (406)
    Accounts payable, accrued payroll,
     payroll taxes and accrued expenses                             (16,132)          1,178
    Income taxes                                                     (3,280)         (5,140)
    Deferred lease liability                                            651              94
    Other                                                               616              10
                                                               ------------    ------------
Net cash used in operating activities                               (16,109)         (4,177)
                                                               ------------    ------------

Cash flows from investing activities:
  Capital expenditures                                               (1,564)        (14,022)
  Net proceeds (investment) in marketable securities                   (277)            308
                                                               ------------    ------------
Cash flows used in investing activities                              (1,841)        (13,714)
                                                               ------------    ------------
Cash flows from financing activities:
  Exercise of stock options                                             193             141
  Increase in long-term debt                                             --          10,000
  Repayment of long-term debt                                          (643)           (249)
                                                               ------------    ------------
Net cash provided by (used in) financing activities                    (450)          9,892
                                                               ------------    ------------
Net decrease in cash                                                (18,400)         (7,999)
Cash and cash equivalents at beginning of period                     48,428          43,700
                                                               ------------    ------------
Cash and cash equivalents at end of period                     $     30,028    $     35,701
                                                               ============    ============

                 See accompanying notes to financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)     BASIS OF PRESENTATION

The consolidated financial statements included herein include the accounts of A.C. Moore Arts & Crafts, Inc. and its wholly owned subsidiaries (collectively the "Company"). The Company is a chain of 96 retail stores selling arts and crafts merchandise. The stores are located throughout the eastern United States.

These financial statements have been prepared by management without audit and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. Due to the seasonality of the Company's business, the results for the interim periods are not necessarily indicative of the results for the year. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. In the opinion of management, all such adjustments are of a normal and recurring nature.

(2)     MANAGEMENT ESTIMATES

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported period and related disclosures. Significant estimates made as of and for the three month periods ended March 31, 2005 and 2004 include provisions for shrinkage, capitalized buying, warehousing and distribution costs related to inventory, and markdowns of merchandise inventories. Actual results could differ materially from those estimates.

(3)     MARKETABLE SECURITIES

Marketable securities represent investments in fixed financial instruments, are classified as held-to-maturity and recorded at amortized cost. Securities with maturities in excess of 12 months are classified as long-term.

(4)     INVENTORIES

Inventories, which consist of general consumer merchandise held for sale, are stated at the lower of cost or market. The cost of store inventories is determined by the retail inventory method. Warehouse inventories are stated at cost determined on a first-in, first-out basis. The Company includes as inventoriable costs certain indirect costs, such as purchasing and receiving costs, inbound freight, duties related to import purchases, internal transfer costs and warehousing costs. The Company records vendor monies which support its advertising programs as a reduction in the cost of inventory, and are recognized as a reduction of cost of goods sold when the inventory is sold. The Company adopted this accounting effective January 1, 2004.

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

(6)     LONG-TERM DEBT

The Company maintains two mortgage agreements with Wachovia Bank on its new corporate offices and distribution center of which $28.7 million and $29.4 million was outstanding at March 31, 2005 and December 31, 2004, respectively. The mortgages are secured by land, building, and equipment. Of the original $30.0 million in mortgages, $22.5 million is repayable over 15 years and $7.5 million is repayable over 7 years. Monthly payments totaling $214,000 started in October 2004. The mortgages bear interest at rates that will vary between LIBOR plus 85 basis points and LIBOR plus 135 basis points, depending on the debt service coverage ratio and the length of the mortgage payment. The Company has the option of fixing the interest rate at any time. The mortgages contain covenants that, among other things, restrict the Company's ability to incur additional indebtedness or guarantee obligations in excess of $8.0 million, engage in mergers or consolidations, dispose of assets, make acquisitions requiring a cash outlay in excess of $10.0 million, make loans or advances in excess of $1.0 million, or change the nature of its business. The Company is restricted in capital expenditures, paying dividends and making other distributions unless certain financial covenants are maintained including those relating to tangible net worth, funded debt and a current ratio. The mortgages also define various events of default, including cross default provisions, defaults for any material judgments or a change in control. At March 31, 2005 the Company was in compliance with these agreements.

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

(9)     EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                             ----------------------------
                                                 2005            2004
                                             ------------    ------------
                                                 (in thousands, except
                                                     per share data)

Net Income .............................     $      1,252    $      1,228
                                             ============    ============
Weighted average shares:
  Basic ................................           19,669          19,370
  Incremental shares from assumed
   exercise of stock options ...........              540             673
                                             ------------    ------------
  Diluted ..............................           20,209          20,043
                                             ============    ============

Basic net income per share .............     $       0.06    $       0.06
                                             ============    ============

Diluted net income per share ...........     $       0.06    $       0.06
                                             ============    ============

Stock options excluded from calculation
 because exercise price was greater than
 average market price ..................               15             317
                                             ------------    ------------

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

Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant date for awards under those plans, consistent with the requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," net income and earnings per share would have been reduced to the following pro forma amounts:

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                     ---------------------------
                                                         2005            2004
                                                     ------------   ------------
Net income.................. As reported             $  1,252,000   $  1,228,000
                             Compensation cost, net       474,000        438,000
                             Pro forma                    778,000        790,000

Basic earnings per share.... As reported             $       0.06   $       0.06
                             Pro forma                       0.04           0.04

Diluted earnings per share.. As reported             $       0.06   $       0.06
                             Pro forma                       0.04           0.04

The pro forma results may not be representative of the effects on reported operations for future years. The fair value of the options was calculated using a Black-Scholes options pricing model with the following weighted-average assumptions:

                                       2005        2004        2003        2002
                                     --------    --------    --------    --------
Average fair value
 of options granted ..............   $  13.27    $  11.15    $  12.99    $  10.08

Risk free interest rate ..........        3.7%        3.8%        3.2%        4.1%

Dividend yield ...................         --          --          --          --

Average expected life ............        4.9 yrs     4.9 yrs     4.5 yrs       7 yrs

Expected stock price volatility...       52.8%       54.9%       56.0%       45.2%

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123(R), Share-Based Payment (FAS 123(R)). FAS 123(R) revised FASB Statement No. 123, Accounting for Stock-Based Compensation (FAS 123) and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. Companies must adopt FAS 123(R) no later than the beginning of their next fiscal year that begins after June 15, 2005. Accordingly, the Company will be required to adopt FAS 123(R) in its first quarter of fiscal 2006.

Previously, in complying with FAS 123, the Company disclosed the value of stock options granted and its pro forma impact on our net income in a footnote to our financial statements. The Company is currently considering which transition method it expects to select in adopting FAS 123(R), and whether this new accounting requirement will result in any changes in compensation strategies. Information contained in the Company's footnotes provide the impact on pro forma net income for past financial statements. The impact of the adoption of FAS 123(R) on future financial statements is expected to be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion and analysis contains certain forward-looking statements. These forward-looking statements do not constitute historical facts and involve risks and uncertainties. Actual results could differ materially from those referred to in the forward-looking statements due to a number of factors, including, but not limited to, the following: the impact of the adoption of EITF Issue 02-16 Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor, the impact of the adoption of FAS 123(R), customer demand and trends in the arts and crafts industry, the effect of economic conditions, the impact of adverse weather conditions, the impact of competitors' locations or pricing, the availability of acceptable real estate locations for new stores, difficulties with respect to new information system technologies, achieving the expected efficiencies in our new distribution center, supply constraints or difficulties, the effectiveness of advertising strategies, the impact of the threat of terrorist attacks and war, the uncertainty of the final resolution of the insurance claim relating to the roof collapse and our ability to maintain an effective system of internal control over financial reporting. For additional information concerning factors that could cause actual results to differ materially from the information contained herein, reference is made to the information under the heading "Cautionary Statement Relating to Forward-Looking Statements" in our annual report on Form 10-K as filed with the Securities and Exchange Commission.

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

On July 27, 2004 a section of the roof on our Blackwood, New Jersey warehouse and corporate headquarters facility collapsed. At the time of the incident, we had been in the process of moving into a new distribution center in Winslow Township, New Jersey. The effort of recovering from the roof collapse delayed our ability to bring our new facility up to the level of operation that we had anticipated. The roof collapse also delayed our ability to achieve the productivity we anticipated in the new facility in 2004. During the first quarter of 2005, we significantly increased the productivity of the distribution center and we are now bringing this new facility up to the level of productivity we had expected.

We insure our warehouse inventory at selling value. Included in our results is an estimate of the insurance claim recovery for lost merchandise and other expenses related to the roof collapse of $3.2 million, which includes estimated gross margin of $1.3 million. This $1.3 million was recorded as a reduction in the cost of goods sold during the third quarter of 2004.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123(R), Share-Based Payment (FAS 123(R)). FAS 123(R) revised FASB Statement No. 123, Accounting for Stock-Based Compensation (FAS 123) and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. Companies must adopt FAS 123(R) no later than the beginning of their next fiscal year that begins after June 15, 2005. Accordingly, we will be required to adopt FAS 123(R) in our first quarter of fiscal 2006. Previously, in complying with FAS 123, we disclosed the value of stock options granted and its pro forma impact on our net income in a footnote to our financial statements. We are currently considering which transition method we expect to select in adopting FAS 123(R), and whether this new accounting requirement will result in any changes in compensation strategies. Information contained in our footnotes provide the impact on pro forma net income for past financial statements. The impact of the adoption of FAS 123(R) on future financial statements is expected to be material.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales and the number of stores open at the end of each such period:

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                         --------------------
                                                           2005        2004
                                                         --------    --------
    Net sales ........................................      100.0%      100.0%
    Cost of sales ....................................       60.9        62.4
                                                         --------    --------
    Gross margin .....................................       39.1        37.6
    Selling, general and administrative expenses......       37.3        35.4
    Store pre-opening expenses .......................        0.1         0.5
                                                         --------    --------
    Income from operations ...........................        1.7         1.7
    Net interest (income) expense ....................        0.0        (0.1)
                                                         --------    --------
    Income before income taxes .......................        1.7         1.8
    Income tax expense ...............................        0.7         0.7
                                                         --------    --------
    Net income .......................................        1.0%        1.1%
                                                         ========    ========
Number of stores open at end of period ...............         96          84

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

NET SALES. Net sales increased $11.4 million or 10.2% to $122.9 million in the three months ended March 31, 2005 from $111.5 million in the comparable 2004 period. This increase is comprised of (i) net sales of $13.1 million from stores opened in 2004 not included in the comparable store base, and (ii) a comparable store sales decrease of $1.7 million or 1.6%. Sales during the three months ended March 31, 2005 were significantly impacted by severe winter weather conditions throughout our northern store base. Comparable store sales in our 21 southern stores increased by 9%. For the three months ended March 31, 2005, customer transactions in comparable stores were down 2.2% compared with 2004 and the average sale increased by 0.6%. Sales were strongest in our scrapbooking, yarn and jewelry-making categories.

GROSS MARGIN. Gross margin is net sales minus the cost of merchandise which includes purchasing and receiving costs, inbound freight, duties related to import purchases, internal transfer costs and warehousing costs. Gross margin as a percent of net sales increased 1.5% in the three months ended March 31, 2005, to 39.1% from 37.6% in the three months ended March 31, 2004. The application of EITF 02-16 relating to our accounting for vendor monies which support our advertising programs on our gross margin resulted in an increase of 1.6% in margin rate in the three months ended March 31, 2005 compared with the three months ended March 31 2004. The mix of merchandise sold increased margins by 0.3% and additional distribution costs, comprised of costs related to our old facility which was retained through March 31, 2005 and the completion of the move to our new distribution center, reduced our margin by 0.4%.

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

Selling, general and administrative expenses, as a percent of sales, increased 1.9% in the three months ended March 31, 2005, to 37.3% from 35.4% in the three months ended March 31, 2004. There was a 0.9% increase attributable to new stores opened in 2004 that were not in the comparable store base which have higher selling, general and administrative expenses as a percentage of sales than existing stores. Selling, general and administrative costs increased by 1.0% in the comparable store base as a result of the decrease in comparable store sales.

STORE PRE-OPENING EXPENSES. We expense store pre-opening expenses as they are incurred which would include rent holidays prior to store opening. Pre-opening expenses for the one store we relocated in the first quarter of 2005 and lease costs related to the two new stores which will open in the second quarter amounted to $161,000. In the first quarter of 2004, we incurred store pre-opening expenses of $588,000 related to the three stores opened in that quarter and lease costs related to stores opened in the second quarter.

NET INTEREST (INCOME). In the first quarter of 2005, we had net interest expense of $61,000 compared with net interest income of $120,000 for the same period in 2004. The first quarter of 2005 includes $258,000 in interest expense related to our mortgages on which interest expense commenced in August 2004.

INCOME TAXES. Our effective income tax rate was 39.3% for the three months ended March 31, 2005 and 38.5% for the three months ended March 31, 2004. The increase is due to tax changes in several of the states in which we operate.

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

At March 31, 2005 and December 31, 2004, our working capital was $154.0 million and $150.4 million, respectively. Cash used in operations was $16.1 million for the three months ended March 31, 2005 principally as a result of the seasonal decrease in accounts payable and other accrued expenses of $16.1 million and income tax payments of $3.3 million.

Net cash used in investing activities during the three months ended March 31, 2005 was $1.8 million, of which $1.6 million was for capital expenditures. In 2005, we expect to spend approximately $17.5 million on capital expenditures, which includes $10.5 million for new store openings, and the remainder for remodeling existing stores, upgrading systems in existing stores, warehouse equipment and corporate systems development.

The Company maintains two mortgage agreements with Wachovia Bank on its new corporate offices and distribution center of which $28.7 million was outstanding at March 31, 2005. The mortgages are secured by land, building, and equipment. Of the original $30.0 million in mortgages, $22.5 million is repayable over 15 years and $7.5 million is repayable over 7 years. Monthly payments totaling $214,000 started in October 2004. The mortgages bear interest at rates that will vary between LIBOR plus 85 basis points and LIBOR plus 135 basis points, depending on the debt service coverage ratio and the length of the mortgage payment. We have the option of fixing the interest rate at any time. The mortgages contain covenants that, among other things, restrict our ability to incur additional indebtedness or guarantee obligations in excess of $8.0 million, engage in mergers or consolidations, dispose of assets, make acquisitions requiring a cash outlay in excess of $10.0 million, make loans or advances in excess of $1.0 million, or change the nature of its business. We are restricted in capital expenditures, paying dividends and making other distributions unless certain financial covenants are maintained including those relating to tangible net worth, funded debt and a current ratio. The mortgages also define various events of default, including cross default provisions, defaults for any material judgments or a change in control. At March 31, 2005 the Company was in compliance with these agreements.

We currently have a $25.0 million line of credit agreement with Wachovia Bank, which expires on May 1, 2006. Borrowing under this line will bear interest at LIBOR plus 95 basis points and is subject to the same covenants as the mortgages described above. At March 31, 2005 there were no borrowings outstanding under this agreement.

We believe the cash generated from operations during the year, funds received through the financing of the new distribution center and available borrowings under the line of credit agreement will be sufficient to finance our working capital and capital expenditure requirements for at least the next 12 months.

CRITICAL ACCOUNTING ESTIMATES

Our accounting policies are fully described in Note 1 of our notes to consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2004. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from those estimates. Management makes adjustments to its assumptions and judgments when facts and circumstances dictate. The amounts currently estimated by us are subject to change if different assumptions as to the outcome of future events were made. We evaluate our estimates and judgments on an ongoing basis and predicate those estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Management believes the following critical accounting estimates encompass the more significant judgments and estimates used in preparation of our consolidated financial statements:

        O       merchandise inventories;

        O       impairment of long-lived assets;

        O       income taxes; and

        O       other estimates.

The foregoing critical accounting estimates are more fully described in our annual report on Form 10-K for the year ended December 31, 2004. During the three months ended March 31, 2005, we did not make any material changes to our estimates or methods by which estimates are derived with regard to our critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest cash balances in excess of operating requirements primarily in money market mutual funds and to a lesser extent in interest-bearing securities with maturities of less than two years. The fair value of our cash and equivalents at March 31, 2005 approximated carrying value. We had no borrowings outstanding under the line of credit at March 31, 2005. The interest rates on our mortgages fluctuate with market rates and therefore the value of these financial instruments will not be impacted by a change in interest rates. Based on the amounts outstanding at March 31, 2005, the impact of a hypothetical increase or decrease in interest rates of 10% compared with the rates in effect at March 31, 2005 would result in an increase or decrease in our interest expense of $110,000 annually, and an increase or decrease in our interest income of $81,000 annually.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"), as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

During the quarter ended March 31, 2005, there has not occurred any change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                            PART II OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     Not Applicable.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     Not Applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

ITEM 5.   OTHER INFORMATION

     On February 21, 2005, the Compensation Committee of the Board of Directors approved a discretionary bonus of $10,000 to Janet Parker, Executive Vice President, Merchandising and Marketing, for services performed during 2004.

ITEM 6.   EXHIBITS.

+    10.1 Description of Directors and Named Executive Officers Compensation.

     31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act").

     31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

     32 Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

----------
+ Management contract or compensatory plan or arrangement.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        A.C. MOORE ARTS & CRAFTS, INC.

Date:  May 2, 2005                      By: /s/ John E. Parker
                                            ------------------------------------
                                            John E. Parker
                                            Chief Executive Officer
                                            (duly authorized officer and
                                             principal executive officer)

Date:  May 2, 2005                      By: /s/ Leslie H.  Gordon
                                            ------------------------------------
                                            Leslie H. Gordon
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (duly authorized officer and
                                            principal financial officer)

                                  EXHIBIT INDEX

Exhibit No.                                Description
-----------     ----------------------------------------------------------------
+      10.1     Description of Directors and Named Executive Officers
                Compensation.

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

----------
+ Management contract or compensatory plan or arrangement.