Form 10-Q
period 2005-06-30
A.C. Moore Arts & Crafts, Inc.
filed 2005-07-29
CIK 1042809

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2005

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


                     130 A.C. Moore Drive, Berlin, NJ 08009
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (856) 768-4930
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                     [ X ] Yes                       No

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                     [ X ] Yes                       No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

             CLASS                              OUTSTANDING AT JULY 27, 2005
  --------------------------                    ----------------------------
  Common Stock, no par value                             19,811,811

                         A.C. MOORE ARTS & CRAFTS, INC.

                                TABLE OF CONTENTS

                                                                                                            PAGE
                                                                                                           NUMBER
                                                                                                          --------

PART I:  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)
                      Consolidated Balance Sheets as of June 30, 2005
                      and December 31, 2004...................................................................1

                      Consolidated Statements of Income for the three and six month periods ended June 30, 2005 and 2004............................................................2

                      Consolidated Statements of Cash Flows for the six month periods ended
                      June 30, 2005 and 2004..................................................................3

                      Notes to Consolidated Financial Statements..............................................4

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......8

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.................................12

         Item 4.  Controls and Procedures....................................................................13

PART II: OTHER INFORMATION

         Item 1.  Legal Proceedings..........................................................................14

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds................................14

         Item 3.  Defaults Upon Senior Securities............................................................14

         Item 4.  Submission of Matters to a Vote of Security Holders........................................14

         Item 5.  Other Information..........................................................................14

         Item 6.  Exhibits...................................................................................15

SIGNATURES...................................................................................................16


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         A.C. MOORE ARTS & CRAFTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                     JUNE 30,      DECEMBER 31,
                                                                       2005            2004
                                                                     --------        --------
                                                                   (unaudited)

ASSETS
Current assets:
     Cash and cash equivalents                                       $ 22,229        $ 48,428
     Marketable securities                                             14,237          17,558
     Inventories                                                      154,019         142,832
     Prepaid expenses and other current assets                          6,567           7,655
     Prepaid income taxes                                               3,946              --
     Deferred tax asset                                                   258           2,673
                                                                     --------        --------
                                                                      201,256         219,146
Non-current assets:
     Property and equipment, net                                       83,060          83,219
     Other assets                                                       1,398           1,747
                                                                     --------        --------
                                                                     $285,714        $304,112
                                                                     ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                               $  2,571        $  2,571
     Trade accounts payable                                            34,432          50,256
     Accrued payroll and payroll taxes                                  4,329           3,706
     Accrued expenses                                                   6,211           8,573
     Income taxes payable                                                  --           3,626
                                                                     --------        --------
                                                                       47,543          68,732
                                                                     --------        --------
Long-term liabilities:
     Long-term debt                                                    25,500          26,786
     Deferred tax liability                                             8,076           8,584
     Accrued lease liability                                           15,176          13,795
                                                                     --------        --------
                                                                       48,752          49,165
                                                                     --------        --------
                                                                       96,295         117,897
                                                                     --------        --------
Shareholders' Equity:
Preferred stock, no par value, 10,000,000 shares
     authorized; none issued                                               --              --
Common stock, no par value, 40,000,000 shares
     authorized; issued and outstanding 19,687,982 shares at
     June 30, 2005 and 19,655,100 at December 31, 2004                111,133         109,131

Retained earnings                                                      78,286          77,084
                                                                     --------        --------
                                                                      189,419         186,215
                                                                     --------        --------
                                                                     $285,714        $304,112
                                                                     ========        ========


                 See accompanying notes to financial statements.

                         A.C. MOORE ARTS & CRAFTS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                 Three months ended        Six months ended
                                                       June 30,                June 30,
                                               ----------------------    ----------------------
                                                  2005         2004         2005         2004
                                               ---------    ---------    ---------    ---------
Net sales                                      $ 113,489    $ 101,194    $ 236,368    $ 212,663
Cost of sales (including buying and
    distribution costs)                           67,800       61,852      142,551      131,391
                                               ---------    ---------    ---------    ---------
Gross margin                                      45,689       39,342       93,817       81,272
Selling, general and administrative expenses      44,766       38,541       90,610       78,005
Store pre-opening expenses                           944          380        1,105          968
                                               ---------    ---------    ---------    ---------
Income (loss) from operations                        (21)         421        2,102        2,299
    Interest expense                                 292            4          550           --
    Interest (income)                               (231)        (127)        (428)        (243)
                                               ---------    ---------    ---------    ---------
Income (loss) before income taxes                    (82)         544        1,980        2,542
    Provision for income taxes                       (32)         209          778          979
                                               ---------    ---------    ---------    ---------
Net income (loss)                              $     (50)   $     335    $   1,202    $   1,563
                                               =========    =========    =========    =========
Basic net income (loss) per share              $   (0.00)   $    0.02    $    0.06    $    0.08
                                               =========    =========    =========    =========
Diluted net income (loss) per share            $   (0.00)   $    0.02    $    0.06    $    0.08
                                               =========    =========    =========    =========

                 See accompanying notes to financial statements.

                         A.C. MOORE ARTS & CRAFTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                                  Six months ended
                                                                                      June 30,
                                                                                ---------------------
                                                                                  2005        2004
                                                                                --------    --------
Cash flows from operating activities:
Net income                                                                      $  1,202    $  1,563

Adjustments to reconcile net income to net cash used in operating activities:
    Depreciation and amortization                                                  5,220       3,988
    Disposal of assets                                                               438         408
    Changes in assets and liabilities:
       Inventories                                                               (11,187)     (1,923)
       Prepaid expenses and other current assets                                   1,088      (2,630)
       Accounts payable, accrued payroll
         payroll taxes and accrued expenses                                      (17,563)     (8,057)
       Income taxes                                                               (4,501)     (5,304)
       Deferred lease liability                                                    1,381         942
       Other                                                                         349          33
                                                                                --------    --------
Net cash used in operating activities                                            (23,573)    (10,980)
                                                                                --------    --------
Cash flows from investing activities:
    Capital expenditures                                                          (5,499)    (29,433)
    Net proceeds from marketable securities                                        3,321         736
                                                                                --------    --------
Cash flows used in investing activities                                           (2,178)    (28,697)
                                                                                --------    --------

Cash flows from financing activities:
    Exercise of stock options                                                        838         494
    Increase in long-term debt                                                        --      30,000
    Repayment of long-term debt                                                   (1,286)       (504)
                                                                                --------    --------
Net cash provided by (used in) financing activities                                 (448)     29,990
                                                                                --------    --------

Net decrease in cash                                                             (26,199)     (9,687)

Cash and cash equivalents at beginning of period                                  48,428      43,700
                                                                                --------    --------

Cash and cash equivalents at end of period                                      $ 22,229    $ 34,013
                                                                                ========    ========

                 See accompanying notes to financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION

The consolidated financial statements included herein include the accounts of A.C. Moore Arts & Crafts, Inc. and its wholly owned subsidiaries (collectively the "Company"). The Company is a chain of 98 retail stores selling arts and crafts merchandise. The stores are located throughout the eastern United States.

These financial statements have been prepared by management without audit and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. Due to the seasonality of the Company's business, the results for the interim periods are not necessarily indicative of the results for the year. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair statement of the interim financial statements. In the opinion of management, all such adjustments are of a normal and recurring nature.

(2)      STOCK-BASED COMPENSATION

The Company accounts for its employee stock options using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Compensation cost for stock options is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. No stock-based compensation has been included in the determination of net income.

Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant date for awards under those plans, consistent with the requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," net income and earnings per share would have been reduced to the following pro-forma amounts:

                                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                  JUNE 30,                      JUNE 30,
                                                         -------------------------     -------------------------
                                                            2005            2004           2005           2004
                                                         ---------        --------     ----------     ----------
   Net income (loss)...........  As reported             $ (50,000)       $335,000     $1,202,000     $1,563,000
                                 Compensation cost, net    472,000         433,000        946,000        872,000
                                 Pro forma                (522,000)        (98,000)       256,000        691,000

   Basic earnings (loss) per
   share.......................  As reported             $    (.00)       $    .02     $      .06     $      .08
                                 Pro forma                    (.03)           (.01)           .01            .04

   Diluted earnings (loss) per
   share.......................  As reported             $    (.00)       $    .02     $      .06     $      .08
                                 Pro forma                    (.03)            .00            .01            .03

The pro forma results may not be representative of the effects on reported operations for future years. The fair value of the options was calculated using a Black-Scholes options pricing model with the following weighted-average assumptions:


                                  -----------         -----------         -----------         -----------
                                      2005                2004               2003                 2002
                                  -----------         -----------         -----------         -----------
 Average fair value
 of options granted...............   $13.27              $11.15             $12.99               $10.08

 Risk free interest rate..........     3.7%                3.8%               3.2%                 4.1%

 Dividend yield...................      --                  --                 --                   --

 Average expected life............     4.9 yrs             4.9 yrs            4.5 yrs                7 yrs

 Expected stock price volatility..    52.8%               54.9%              56.0%                45.2%


On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123(R), Share-Based Payment (FAS 123(R)). FAS 123(R) revised FASB Statement No. 123, Accounting for Stock-Based Compensation (FAS 123) and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. Companies must adopt FAS 123(R) no later than the beginning of their next fiscal year that begins after June 15, 2005. Accordingly, the Company will be required to adopt FAS 123(R) in its first quarter of 2006.

Previously, in complying with FAS 123, the Company disclosed the value of stock options granted and its pro forma impact on its net income in a footnote to its financial statements. The Company is currently considering which transition method it expects to select in adopting FAS 123(R), and whether this new accounting requirement will result in any changes in compensation strategies. Information contained in the Company's footnotes provide the impact on pro forma net income for past financial statements. The impact of the adoption of FAS 123(R) on future financial statements is expected to be material.

 (3)     MANAGEMENT ESTIMATES

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported period and related disclosures. Significant estimates made as of and for the three and six month periods ended June 30, 2005 and 2004 include provisions for shrinkage, capitalized buying, warehousing and distribution costs related to inventory, and markdowns of merchandise inventories. Actual results could differ materially from those estimates.

(4)      MARKETABLE SECURITIES

Marketable securities represent investments in fixed financial instruments, are classified as held-to-maturity and recorded at amortized cost. Securities with maturities in excess of 12 months are classified as long-term.

(5)      INVENTORIES

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

(6)      PROPERTY AND EQUIPMENT

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

(7)      LONG-TERM DEBT

The Company maintains two mortgage agreements with Wachovia Bank on its new corporate offices and distribution center of which $28.1 million and $29.4 million was outstanding at June 30, 2005 and December 31, 2004, respectively. The mortgages are secured by land, building, and equipment. Of the original $30.0 million in mortgages, $22.5 million is repayable over 15 years and $7.5 million is repayable over 7 years. Monthly payments totaling $214,000 started in October 2004. The mortgages bear interest at rates that will vary between LIBOR plus 85 basis points and LIBOR plus 135 basis points, depending on the debt service coverage ratio and the length of the mortgage payment. The Company has the option of fixing the interest rate at any time. The mortgages contain covenants that, among other things, restrict the Company's ability to incur additional indebtedness or guarantee obligations in excess of $8.0 million, engage in mergers or consolidations, dispose of assets, make acquisitions requiring a cash outlay in excess of $10.0 million, make loans or advances in excess of $1.0 million, or change the nature of its business. The Company is restricted in capital expenditures, paying dividends and making other distributions unless certain financial covenants are maintained including those relating to tangible net worth, funded debt and a current ratio. The mortgages also define various events of default, including cross default provisions, defaults for any material judgments or a change in control. At June 30, 2005 the Company was in compliance with these agreements.

(8)      REVENUE RECOGNITION

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

(9)      INSURANCE CLAIMS

The Company records any insurance claim receivable based upon their net realizable value when the amounts are estimable and the recovery is probable. Gains on recovery of inventory in excess of cost are recognized in gross margin.

(10)     EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                               JUNE 30,                          JUNE 30,
                                                     ---------------------------       ----------------------------
                                                        2005              2004             2005              2004
                                                     ----------        ---------       ----------        ----------
                                                              (in thousands, except per share data)

Net Income (loss)..........................          $      (50)       $     335       $    1,202        $    1,563
                                                     ==========        =========       ==========        ==========

Weighted average shares:
     Basic................................               19,743           19,439           19,709            19,408
     Incremental shares from assumed
       exercise of stock options..........                   --              669              477               637
                                                     ----------        ---------       ----------        ----------
     Diluted..............................               19,743           20,108           20,186            20,045
                                                     ==========        =========       ==========        ==========

Basic net income (loss) per share.........           $    (0.00)       $    0.02       $     0.06        $     0.08
                                                     ==========        =========       ==========        ==========

Diluted net income (loss) per share.......           $    (0.00)       $    0.02       $     0.06        $     0.08
                                                     ==========        =========       ==========        ==========

Stock options excluded from calculation
     because exercise price was greater than
     average market price.................                    0                0                0               315
                                                     ----------        ---------       ----------        ----------


The diluted weighted average shares outstanding for the three month period ended June 30, 2005 excludes 491,000 potentially dilutive shares as the result would be anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion and analysis contains certain forward-looking statements. These forward-looking statements do not constitute historical facts and involve risks and uncertainties. Actual results could differ materially from those referred to in the forward-looking statements due to a number of factors, including, but not limited to, the following: the impact of EITF Issue 02-16, Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor (as defined below), the impact of the adoption of FAS 123(R) (as defined below), customer demand, the effect of economic conditions, the impact of adverse weather conditions, the impact of competitors' locations or pricing, the availability of acceptable real estate locations for new stores, difficulties with respect to new information system technologies, achieving the expected efficiencies in our new distribution center, supply constraints or difficulties, the effectiveness of advertising strategies, the impact of the threat of terrorist attacks and war, the uncertainty of the final resolution of the insurance claim relating to the roof collapse and our ability to maintain an effective system of internal control over financial reporting. For additional information concerning factors that could cause actual results to differ materially from the information contained herein, reference is made to the information under the heading "Cautionary Statement Relating to Forward-Looking Statements" in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

On July 27, 2004, a section of the roof on our Blackwood, New Jersey warehouse and corporate headquarters facility collapsed. At the time of the incident, we had been in the process of moving into a new distribution center in Winslow Township, New Jersey. The effort of recovering from the roof collapse delayed our ability to achieve the productivity we anticipated in the new facility in 2004. During the first half of 2005, we significantly increased the productivity of the distribution center and we are now operating this new facility at the level of productivity we had expected.

We insure our warehouse inventory at selling value. Included in our results is an estimate of the insurance claim recovery for lost merchandise and other expenses related to the roof collapse of $2.2 million, which includes estimated gross margin of $1.3 million. This claim was originally estimated at $4.2 million, of which $2.0 million has been received. The estimated gross margin of $1.3 million was recorded as a reduction in the cost of goods sold during the third quarter of 2004.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123(R), Share-Based Payment ("FAS 123(R)"). FAS 123(R) revised FASB Statement No. 123, Accounting for Stock-Based Compensation ("FAS 123") and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. Companies must adopt FAS 123(R) no later than the beginning of their next fiscal year that begins after June 15, 2005. Accordingly, we will be required to adopt FAS 123(R) in our first quarter of 2006. Previously, in complying with FAS 123, we disclosed the value of stock option granted and its pro forma impact on our net income in a footnote to our financial statements. We are currently considering which transition method we expect to select in adopting FAS 123(R) and whether this new accounting requirement will result in any changes in compensation strategies. Information contained in our footnotes provide the impact on pro forma net income for past financial statements. The impact of the adoption of FAS 123(R) on future financial statements is expected to be material.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales and the number of stores open at the end of each such period:

                                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                       JUNE 30,                      JUNE 30,
                                                                 --------------------          -------------------
                                                                 2005           2004           2005          2004
                                                                 -----          -----          -----         -----

Net sales..............................................          100.0%         100.0%         100.0%        100.0%
Cost of sales..........................................           59.7%          61.1%          60.3%         61.8%
                                                                 -----          -----          -----         -----
Gross margin...........................................           40.3%          38.9%          39.7%         38.2%
Selling, general and administrative expenses...........           39.5%          38.1%          38.3%         36.7%
Store pre-opening expenses.............................            0.8%           0.4%           0.5%          0.4%
                                                                 -----          -----          -----         -----
Income (loss) from operations..........................           (0.0)%          0.4%           0.9%          1.1%
Net interest (income) expense..........................            0.0%          (0.1)%          0.1%         (0.1)%
                                                                 -----          -----          -----         -----
Income (loss) before income taxes......................           (0.0)%          0.5%           0.8%          1.2%
Provision for income taxes.............................           (0.0)%          0.2%           0.3%          0.5%
                                                                 -----          -----          -----         -----
Net income (loss)......................................           (0.0)%          0.3%           0.5%          0.7%
                                                                 =====          =====          =====         =====

Number of stores open at end of period.................             98             84

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

NET SALES. Net sales increased $12.3 million or 12.1% to $113.5 million in the three months ended June 30, 2005 from $101.2 million in the comparable 2004 period. This increase is comprised of (i) net sales of $600,000 from two stores opened in 2005, (ii) net sales of $11.2 million from stores opened in 2004 not included in the comparable store base, and (iii) a comparable store sales increase of $500,000 or 0.5%. For the three months ended June 30, 2005, customer transactions in comparable stores were up 1.3% and the average sale decreased by 0.8% compared with the same period in 2004. Sales were strongest in our scrapbooking, yarn, wearables and jewelry-making categories.

GROSS MARGIN. Gross margin is net sales minus the cost of merchandise which includes purchasing and receiving costs, inbound freight, duties related to import purchases, internal transfer costs and warehousing costs. Gross margin as a percent of net sales increased 1.4% in the three months ended June 30, 2005, to 40.3% from 38.9% in the three months ended June 30, 2004. The application of Emerging Issues Task Force ("EITF") Issue 02-16, Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor ("EITF 02-16"), relating to our accounting for vendor monies which support our advertising programs on our gross margin resulted in an increase of 0.1% in margin rate in the three months ended June 30, 2005 compared with the three months ended June 30, 2004. The mix of merchandise sold increased margins by 0.7% and the improved productivity in our warehouse increased margins by 0.6% as a result of a reduction in distribution costs.

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

Selling, general and administrative expenses, as a percent of sales, increased 1.4% in the three months ended June 30, 2005, to 39.5% from 38.1% in the three months ended June 30, 2004. There was a 0.7% increase attributable to new stores opened in 2004 that were not in the comparable store base which have higher selling, general and administrative expenses as a percentage of sales than existing stores. Selling, general and administrative costs increased by 1.1% in the comparable store base as a result of the low increase in comparable store sales. There was a 0.4% improvement in corporate office costs.

STORE PRE-OPENING EXPENSES. We expense store pre-opening expenses as they are incurred which would include rent holidays prior to store opening. Pre-opening expenses for the two stores we opened in the second quarter of 2005, the store opening in early July and lease costs related to the new stores which will open in the third and fourth quarters amounted to $944,000. In the second quarter of 2004, we incurred store pre-opening expenses of $380,000 related to the one store we relocated in that quarter and lease costs related to stores opened in the third and fourth quarters of 2004.

NET INTEREST (INCOME) EXPENSE. In the second quarter of 2005, we had net interest expense of $61,000 compared with net interest income of $123,000 for the same period in 2004. The second quarter of 2005 includes $292,000 in interest expense related to our mortgages on which interest expense commenced in August 2004.

INCOME TAXES. Our effective income tax rate was 39.3% for the three months ended June 30, 2005 and 38.5% for the three months ended June 30, 2004. The increase is due to tax changes in several of the states in which we operate.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

NET SALES. Net sales increased $23.7 million or 11.1% to $236.4 million in the six months ended June 30, 2005 from $212.7 million in the comparable 2004 period. This increase is comprised of (i) net sales of $600,000 from two stores opened in 2005, (ii) net sales of $24.3 million from stores opened in 2004 not included in the comparable store base, and (iii) a comparable store sales decrease of $1.2 million or 0.6%. Sales during the six months ended June 30, 2005 were significantly impacted by severe winter weather conditions in the first quarter throughout our northern store base. For the six months ended June 30, 2005, customer transactions in comparable stores were down 0.5% compared with 2004 and the average sale decreased by 0.1%. Sales were strongest in our scrapbooking, yarn, wearables and jewelry-making categories.

GROSS MARGIN. Gross margin as a percent of net sales increased 1.5% in the six months ended June 30, 2005, to 39.7% from 38.2% in the six months ended June 30, 2004. The application of EITF 02-16 relating to our accounting for vendor monies which support our advertising programs on our gross margin resulted in an increase of 0.8% in margin rate in the six months ended June 30, 2005 compared with the six months ended June 30, 2004. The mix of merchandise sold increased margins by 0.6%. Distribution costs were reduced by 0.1%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, as a percent of sales, increased 1.6% in the six months ended June 30, 2005, to 38.3% from 36.7% in the six months ended June 30, 2004. There was a 0.9% increase attributable to new stores opened in 2004 that were not in the comparable store base which have higher selling, general and administrative expenses as a percentage of sales than existing stores. Selling, general and administrative costs increased by 0.9% in the comparable store base as a result of the decrease in comparable store sales. There was a 0.2% decrease in corporate office costs.

STORE PRE-OPENING EXPENSES. Pre-opening expenses for the two stores we opened and the store we relocated in the first half of 2005, the store we opened in early July and lease costs related to the new stores which will open in the third and fourth quarters amounted to $1.1 million. In the first half of 2004, we incurred store pre-opening expenses of $968,000 related to the three stores opened in that period and lease costs related to stores opened in the third and fourth quarters of 2004.

NET INTEREST (INCOME) EXPENSE. In the first half of 2005, we had net interest expense of $122,000 compared with net interest income of $243,000 for the same period in 2004. The first half of 2005 includes $428,000 in interest expense related to our mortgages on which interest expense commenced in August 2004.

INCOME TAXES. Our effective income tax rate was 39.3% for the six months ended June 30, 2005 and 38.5% for the six months ended June 30, 2004. The increase is due to tax changes in several of the states in which we operate.

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

At June 30, 2005 and December 31, 2004, our working capital was $153.7 million and $150.4 million, respectively. Cash used in operations was $23.6 million for the six months ended June 30, 2005 principally as a result of a seasonal increase in inventories of $11.2 million, the seasonal decrease in accounts payable and other accrued expenses of $17.6 million and income tax payments of $4.5 million.

Net cash used in investing activities during the six months ended June 30, 2005 was $2.2 million, including $5.5 million for capital expenditures. In 2005, we expect to spend approximately $17.5 million on capital expenditures, which includes $10.5 million for new store openings, and the remainder for remodeling existing stores, upgrading systems in existing stores, warehouse equipment and corporate systems development.

We maintain two mortgage agreements with Wachovia Bank on our new corporate offices and distribution center of which $28.1 million was outstanding at June 30, 2005. The mortgages are secured by land, building and equipment. Of the original $30.0 million in mortgages, $22.5 million is repayable over 15 years and $7.5 million is repayable over 7 years. Monthly payments totaling $214,000 started in October 2004. The mortgages bear interest at rates that will vary between LIBOR plus 85 basis points and LIBOR plus 135 basis points, depending on the debt service coverage ratio and the length of the mortgage payment. We have the option of fixing the interest rate at any time. The mortgages contain covenants that, among other things, restrict our ability to incur additional indebtedness or guarantee obligations in excess of $8.0 million, engage in mergers or consolidations, dispose of assets, make acquisitions requiring a cash outlay in excess of $10.0 million, make loans or advances in excess of $1.0 million, or change the nature of our business. We are restricted in capital expenditures, paying dividends and making other distributions unless certain financial covenants are maintained including those relating to tangible net worth, funded debt and a current ratio. The mortgages also define various events of default, including cross default provisions, defaults for any material judgments or a change in control. At June 30, 2005, we were in compliance with these agreements.

We currently have a $25.0 million line of credit agreement with Wachovia Bank, which expires on May 1, 2006. Borrowing under this line will bear interest at LIBOR plus 95 basis points and is subject to the same covenants as the mortgages described above. At June 30, 2005, there were no borrowings outstanding under this agreement.

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

CRITICAL ACCOUNTING ESTIMATES

Our accounting policies are fully described in Note 1 of our notes to consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2004. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from those estimates. Management makes adjustments to its assumptions and judgments when facts and circumstances dictate. The amounts currently estimated by us are subject to change if different assumptions as to the outcome of future events were made. We evaluate our estimates and judgments on an ongoing basis and predicate those estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Management believes the following critical accounting estimates encompass the more significant judgments and estimates used in preparation of our consolidated financial statements:

         o    merchandise inventories;

         o    impairment of long-lived assets;

         o    income taxes; and

         o    other estimates.

The foregoing critical accounting estimates are more fully described in our annual report on Form 10-K for the year ended December 31, 2004. During the three months ended June 30, 2005, we did not make any material changes to our estimates or methods by which estimates are derived with regard to our critical accounting estimates.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest cash balances in excess of operating requirements primarily in money market mutual funds and to a lesser extent in interest-bearing securities with maturities of less than two years. The fair value of our cash and equivalents at June 30, 2005 approximated carrying value. We had no borrowings outstanding under the line of credit at June 30, 2005. The interest rates on our mortgages fluctuate with market rates and therefore the value of these financial instruments will not be impacted by a change in interest rates. Based on the amounts outstanding at June 30, 2005, the impact of a hypothetical increase or decrease in interest rates of 10% compared with the rates in effect at June 30, 2005 would result in an increase or decrease in our interest expense of $120,000 annually, and an increase or decrease in our interest income of $82,000 annually.

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

During the three months ended June 30, 2005, there has not occurred any change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

Not Applicable.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Shareholders on June 2, 2005. At the meeting, shareholders voted on the following:

         1. To elect three Class C directors to hold office for a term of three years and until each of their respective successors is duly elected and qualified, as described in the accompanying proxy statement; and

         2. To ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent registered public accountants for the fiscal year ending December 31, 2005.

The results of the voting were as follows:

                                 For                 Against               Abstain               Withhold Authority
                                 ---                 -------               -------               ------------------
Lawrence H. Fine                 15,709,475          0                     2,973,428             0

Richard Lesser                   17,926,652          0                     756,251               0

Eli J. Segal                     18,293,017          0                     389,886               0

Ratification of                  18,605,185          66,983                10,735                0
PricewaterhouseCoopers LLP


The term of office for each of the following directors continued after the meeting: William Kaplan, John E. Parker, Richard J. Bauer, Richard J. Drake and Michael J. Joyce.

ITEM 5.    OTHER INFORMATION

Not Applicable.

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

                                        A.C. MOORE ARTS & CRAFTS, INC.


Date:    July 29, 2005                  By: /s/ John E. Parker
                                            -----------------------------------
                                            John E. Parker
                                            Chief Executive Officer (duly
                                            authorized officer and
                                            principal executive officer)

Date:    July 29, 2005                  By: /s/ Leslie H. Gordon
                                            -----------------------------------
                                            Leslie H. Gordon
                                            Executive Vice President
                                            and Chief Financial Officer
                                            (duly authorized officer
                                            and principal financial
                                            officer)

                                 Exhibit Index
                                 -------------

Exhibt No.                        Description
----------                        -----------
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