Form 10-Q
period 2005-09-30
A.C. Moore Arts & Crafts, Inc.
filed 2005-10-28
CIK 1042809

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  (Mark One)
     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2005

               OR

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                        Commission File Number: 000-23157

                         A.C. MOORE ARTS & CRAFTS, INC.
      --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Pennsylvania                                    22-3527763
-------------------------------                      -------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                      Identification No.)


                   130 A.C. Moore Drive, Berlin, NJ       08009
-------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (856) 768-4930
-------------------------------------------------------------------------------
                         (Registrant's telephone number,
                              including area code)


                                       N/A
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.          [ X ]   Yes     [   ]    No

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).    [ X ]   Yes     [   ]    No

         Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).        [   ]   Yes     [ X ]    No


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           CLASS                             OUTSTANDING AT OCTOBER 27, 2005
--------------------------                   -------------------------------
Common Stock, no par value                             19,816,374

                         A.C. MOORE ARTS & CRAFTS, INC.

                                TABLE OF CONTENTS

                                                                                                           PAGE
                                                                                                          NUMBER
PART I:  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                      Consolidated Balance Sheets as of September 30, 2005
                      and December 31, 2004...................................................................1

                      Consolidated Statements of Operations for the three and nine month periods ended September 30, 2005 and 2004.......................................................2

                      Consolidated Statements of Cash Flows for the nine month periods ended
                      September 30, 2005 and 2004.............................................................3

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

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds................................14

         Item 3.  Defaults Upon Senior Securities............................................................14

         Item 4.  Submission of Matters to a Vote of Security Holders........................................14

         Item 5.  Other Information..........................................................................14

         Item 6.  Exhibits...................................................................................14

SIGNATURES...................................................................................................15

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         A.C. MOORE ARTS & CRAFTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)
                                   (unaudited)

                                                              September 30,     December 31,
                                                                  2005             2004
                                                              -------------     ------------
ASSETS
Current assets:
      Cash and cash equivalents ............................   $ 15,701          $ 48,428
      Marketable securities ................................     12,554            17,558
      Inventories ..........................................    166,997           142,832
      Prepaid expenses and other current assets ............      6,415             7,655
      Prepaid income taxes .................................      5,473              --
      Deferred tax asset ...................................         47             2,673
                                                               --------          --------
                                                                207,187           219,146
Non-current assets:
     Property and equipment, net ...........................     87,089            83,219
     Other assets ..........................................      1,432             1,747
                                                               --------          --------
                                                               $295,708          $304,112
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt .....................   $  2,571          $  2,571
     Trade accounts payable ................................     45,225            50,256
     Accrued payroll and payroll taxes .....................      2,878             3,706
     Accrued expenses ......................................      7,496             8,573
     Income taxes payable ..................................       --               3,626
                                                               --------          --------
                                                                 58,170            68,732
                                                               --------          --------
Long-term liabilities:
     Long-term debt ........................................     24,857            26,786
     Deferred tax liability ................................      7,841             8,584
     Accrued lease liability ...............................     16,939            13,795
                                                               --------          --------
                                                                 49,637            49,165
                                                               --------          --------
                                                                107,807           117,897
                                                               --------          --------
Shareholders' Equity:
Preferred stock, no par value, 10,000,000 shares
     authorized; none issued ...............................       --                --
Common stock, no par value, 40,000,000 shares
     authorized; issued and outstanding 19,814,374 shares at
     September 30, 2005 and 19,655,100 at December 31, 2004     111,515           109,131

Retained earnings ..........................................     76,386            77,084
                                                               --------          --------
                                                                187,901           186,215
                                                               --------          --------
                                                               $295,708          $304,112
                                                               ========          ========



                 See accompanying notes to financial statements.

                         A.C. MOORE ARTS & CRAFTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                 Three months ended        Nine months ended
                                                   September 30,             September 30,
                                                 2005         2004         2005          2004
                                               ---------    ---------    ---------    ---------
Net sales ..................................   $ 115,094    $ 107,713    $ 351,462    $ 320,376
Cost of sales (including buying and
      distribution costs) ..................      68,402       64,010      210,953      195,401
                                               ---------    ---------    ---------    ---------
Gross margin ...............................      46,692       43,703      140,509      124,975
Selling, general and administrative expenses      48,426       40,795      139,036      118,800
Store pre-opening expenses .................       1,194        1,488        2,300        2,456
                                               ---------    ---------    ---------    ---------
Income (loss) from operations ..............      (2,928)       1,420         (827)       3,719
    Interest expense .......................         331          133          881          148
    Interest (income) ......................        (129)        (119)        (557)        (377)
                                               ---------    ---------    ---------    ---------
Income (loss) before income taxes ..........      (3,130)       1,406       (1,151)       3,948
     Provision for income taxes ............      (1,230)         541         (453)       1,520
                                               ---------    ---------    ---------    ---------
Net income (loss) ..........................   $  (1,900)   $     865    $    (698)   $   2,428
                                               =========    =========    =========    =========
Basic net income (loss) per share ..........   $   (0.10)   $    0.04    $   (0.04)   $    0.12
                                               =========    =========    =========    =========
Diluted net income (loss) per share ........   $   (0.10)   $    0.04    $   (0.04)   $    0.12
                                               =========    =========    =========    =========




                 See accompanying notes to financial statements.

                         A.C. MOORE ARTS & CRAFTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                             Nine months ended
                                                                               September 30,
                                                                               2005        2004
                                                                           --------    --------
Cash flows from operating activities:
Net (loss) income ......................................................   $   (698)      2,428

Adjustments to reconcile net (loss) income to net cash used in operating activities:
    Depreciation and amortization ......................................      7,837       6,290
    Disposal of assets .................................................        438        --
    Changes in assets and liabilities:
       Inventories .....................................................    (24,165)    (16,483)
       Prepaid expenses and other current assets .......................      1,240      (2,598)
       Accounts payable, accrued payroll,
          payroll taxes and accrued expenses ...........................     (6,936)      4,853)
       Income taxes ....................................................     (5,840)     (7,316)
       Deferred lease liability ........................................      3,144       1,915
       Other ...........................................................        315          59
                                                                           --------    --------
Net cash used in operating activities ..................................    (24,665)    (10,852)
                                                                           --------    --------
Cash flows from investing activities:
    Capital expenditures ...............................................    (12,145)    (36,094)
    Net proceeds from marketable securities ............................      5,004         764
                                                                           --------    --------
Cash flows used in investing activities ................................     (7,141)    (35,330)
                                                                           --------    --------

Cash flows from financing activities:
    Exercise of stock options ..........................................      1,008         716
    Increase in long-term debt .........................................         --      30,000
    Repayment of long-term debt ........................................     (1,929)       (504)
                                                                           --------    --------
Net cash provided by (used in) financing activities ....................       (921)     30,212
                                                                           --------    --------
Net decrease in cash and cash equivalents ..............................    (32,727)    (15,970)
Cash and cash equivalents at beginning of period .......................     48,428      43,700
                                                                           --------    --------
Cash and cash equivalents at end of period .............................   $ 15,701    $ 27,730
                                                                           ========    ========


                 See accompanying notes to financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION

The consolidated financial statements included herein include the accounts of A.C. Moore Arts & Crafts, Inc. and its wholly owned subsidiaries (collectively the "Company"). The Company is a chain of 105 retail stores selling arts and crafts merchandise. The stores are located throughout the eastern United States.

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

Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant date for awards under those plans, consistent with the requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," net income and earnings per share would have been reduced to the following pro forma amounts:

                                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                SEPTEMBER 30,                  SEPTEMBER 30,
                                                           ------------------------     -------------------------
                                                             2005            2004          2005           2004
                                                           --------       ---------     ----------     ----------
                                                                    (in thousands, except per share
                                                              data)
   Net income (loss)...........  As reported               $ (1,900)      $     865     $     (698)    $    2,428
                                 Compensation cost, net         454             403          1,401          1,274
                                 Pro forma                   (2,354)            462         (2,099)         1,154

   Basic earnings (loss) per
   share.......................  As reported               $   (.10)      $     .04     $     (.04)    $      .12
                                 Pro forma                     (.12)            .02           (.11)           .06

   Diluted earnings (loss) per
   share.......................  As reported               $   (.10)      $     .04     $     (.04)    $      .12
                                 Pro forma                     (.12)            .02           (.11)           .06

The pro forma results may not be representative of the effects on reported operations for future years. The fair value of the options was calculated using a Black-Scholes options pricing model with the following weighted-average assumptions:



                                                              2005          2004           2003           2002
                                                           --------       ---------     ----------     ----------
Average fair value
of options granted....................                        $9.79           $11.15        $12.99         $10.08

Risk free interest rate...............                         4.4%             3.8%           3.2%           4.1%

Dividend yield........................                           --              --             --             --

Average expected life.................                          5.0 yrs         4.9 yrs        4.5 yrs          7 yrs

Expected stock price volatility.......                         38.9%           54.9%          56.0%          45.2%



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

 (3)     MANAGEMENT ESTIMATES

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported period and related disclosures. Significant estimates made as of and for the three and nine month periods ended September 30, 2005 and 2004 include provisions for shrinkage, capitalized buying, warehousing and distribution costs related to inventory, and markdowns of merchandise inventories. Actual results could differ materially from those estimates.

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

(7)      LONG-TERM DEBT

The Company maintains two mortgage agreements with Wachovia Bank on its new corporate offices and distribution center of which $27.4 million and $29.4 million was outstanding at September 30, 2005 and December 31, 2004, respectively. The mortgages are secured by land, building, and equipment. Of the original $30.0 million in mortgages, $22.5 million ($21.0 million at September 30, 2005) is repayable over 15 years and $7.5 million ($6.4 million at September 30, 2005) is repayable over 7 years. Monthly payments totaling $214,000 started in October 2004. The mortgages bear interest at rates that will vary between LIBOR plus 85 basis points and LIBOR plus 135 basis points, depending on the debt service coverage ratio and the length of the mortgage payment. The Company has the option of fixing the interest rate at any time. The mortgages contain covenants that, among other things, restrict the Company's ability to incur additional indebtedness or guarantee obligations in excess of $8.0 million, engage in mergers or consolidations, dispose of assets, make acquisitions requiring a cash outlay in excess of $10.0 million, make loans or advances in excess of $1.0 million, or change the nature of its business. The Company is restricted in capital expenditures, paying dividends and making other distributions unless certain financial covenants are maintained including those relating to tangible net worth, funded debt and a current ratio. The mortgages also define various events of default, including cross default provisions, defaults for any material judgments or a change in control. At September 30, 2005 the Company was in compliance with these agreements.

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

(10)     EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                     SEPTEMBER 30,                  SEPTEMBER 30,
                                               ------------------------      -----------------------------
                                                  2005          2004            2005              2004
                                               ---------     ----------      ----------         ----------
                                                              (in thousands, except per share data)

Net income (loss)..........................    $  (1,900)    $      865       $    (698)        $    2,428
                                               =========     ==========      ==========         ==========
Weighted average shares:
     Basic................................        19,808         19,491          19,740             19,435
     Incremental shares from assumed
       exercise of stock options..........            --            623              --                620
                                               ---------     ----------      ----------         ----------
     Diluted..............................        19,808         20,114          19,740             20,055
                                               =========     ==========      ==========         ==========
Basic net income (loss) per share.........     $   (0.10)    $     0.04      $     (.04)        $     0.12
                                               =========     ==========      ==========         ==========
Diluted net income (loss) per share.......     $   (0.10)    $     0.04      $     (.04)        $     0.12
                                               =========     ==========      ==========         ==========

Stock options excluded from calculation
     because exercise price was greater than
     average market price.................             0            314                0               314
                                               ---------     ----------      ----------         ----------

The diluted weighted average shares outstanding for both the three and nine month periods ended September 30, 2005 excludes 1,170,990 potentially dilutive shares as the result would be anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion and analysis contains certain forward-looking statements. These forward-looking statements do not constitute historical facts and involve risks and uncertainties. Actual results could differ materially from those referred to in the forward-looking statements due to a number of factors, including, but not limited to, the following: the impact of EITF Issue 02-16, the impact of the adoption of FAS 123(R) (as defined below), customer demand and trends in the arts and crafts industry, the effect of economic conditions and rising gasoline prices, the impact of unfavorable weather conditions, the impact of competitors' locations or pricing, the availability of acceptable real estate locations for new stores, difficulties with respect to new information system technologies, achieving the expected efficiencies in our new distribution center, supply constraints or difficulties, the effectiveness of advertising strategies, the impact of the threat of terrorist attacks and war, the uncertainty of the final resolution of the insurance claim relating to the roof collapse and our ability to maintain an effective system of internal control over financial reporting. For additional information concerning factors that could cause actual results to differ materially from the information contained herein, reference is made to the information under the heading "Cautionary Statement Relating to Forward-Looking Statements" in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

We insure our warehouse inventory at selling value. Included in our 2004 results is an estimate of the insurance claim recovery for lost merchandise and other expenses related to the roof collapse of $2.2 million, which includes estimated gross margin of $1.3 million. This claim was originally estimated at $4.2 million, of which $3.4 million has been received. The estimated gross margin of $1.3 million was recorded as a reduction in the cost of goods sold during the third quarter of 2004.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales and the number of stores open at the end of each such period:


                                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                              ----------------------         --------------------
                                                               2005            2004           2005          2004
                                                              ------          ------         ------        ------

Net sales..............................................         100.0%         100.0%         100.0%        100.0%
Cost of sales..........................................          59.4%          59.4%          60.0%         61.0%
                                                             --------        -------        -------       -------
Gross margin...........................................          40.6%          40.6%          40.0%         39.0%
Selling, general and administrative expenses...........          42.1%          37.9%          39.6%         37.1%
Store pre-opening expenses.............................           1.0%           1.4%           0.6%          0.8%
                                                             --------        -------        -------       -------
Income (loss) from operations..........................          (2.5)%          1.3%          (0.2)%         1.1%
Net interest (income) expense..........................           0.2 %          0.0%           0.1%         (0.1)%
                                                             --------        -------        -------       -------
Income (loss) before income taxes......................          (2.7)%          1.3%          (0.3)%         1.2%
Provision for income taxes.............................          (1.1)%          0.5%          (0.1)%         0.4%
                                                             --------        -------        -------       -------
Net income (loss)......................................          (1.6)%          0.8%          (0.2)%         0.8%
                                                             ========        =======        =======       =======

Number of stores open at end of period.................           105            91

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

NET SALES. Net sales increased $7.4 million or 6.9% to $115.1 million in the three months ended September 30, 2005 from $107.7 million in the comparable 2004 period. This increase is comprised of (i) net sales of $3.8 million from nine stores opened in 2005, (ii) net sales of $8.1 million from stores opened in 2004 not included in the comparable store base, and (iii) a comparable store sales decrease of $4.5 million or 4.3%. For the three months ended September 30, 2005, customer transactions in comparable stores were down 6.2% and the average sale increased by 1.9% compared with the same period in 2004. We believe that sales in the quarter were negatively impacted by rising gasoline prices and unusually hot and dry weather. We experienced a decline in our yarn sales as last year we were achieving major sales increases that we could not repeat given the large supply of yarn in the marketplace. Sales were strongest in our jewelry and wearables categories.

GROSS MARGIN. Gross margin is net sales minus the cost of merchandise which includes purchasing and receiving costs, inbound freight, duties related to import purchases, internal transfer costs and warehousing costs. Gross margin as a percent of net sales was 40.6% in both the three month periods ended September 30, 2005, and September 30, 2004. The mix of merchandise sold increased margins by 0.5% and the improved productivity in our warehouse increased margins by 0.3% as a result of a reduction in distribution costs. In the third quarter of 2004 the Company recorded $1.3 million of insurance proceeds in excess of cost from an insurance claim which added 1.2% to the gross margin. The application of Emerging Issues Task Force ("EITF") Issue 02-16, Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor ("EITF 02-16"), relating to our accounting for vendor monies which support our advertising programs on our gross margin resulted in an increase of 0.4% in margin rate in the three months ended September 30, 2005 compared with the three months ended September 30, 2004.

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

Selling, general and administrative expenses, as a percent of sales, increased 4.2% in the three months ended September 30, 2005, to 42.1% from 37.9% in the three months ended September 30, 2004. Selling, general and administrative costs increased by 2.4% in the comparable store base as a result of the decline in comparable store sales. On a per store basis, selling, general and administrative expenses increased by 2.6% in the third quarter of 2005 as compared with the same period in 2004. There was a 1.5% increase attributable to new stores opened in 2004 and 2005 which have higher selling, general and administrative expenses as a percentage of sales than existing stores. There was a 0.3% increase in corporate office costs.

STORE PRE-OPENING EXPENSES. We expense store pre-opening expenses as they are incurred which would include rent holidays prior to store opening. Pre-opening expenses for the seven stores we opened in the third quarter of 2005, and lease costs related to the new stores which will open in the fourth quarter amounted to $1.2 million. In the third quarter of 2004, we incurred store pre-opening expenses of $1.5 million related to the seven stores we opened in that quarter and lease costs related to stores opened in the fourth quarter of 2004.

NET INTEREST (INCOME) EXPENSE. In the third quarter of 2005, we had net interest expense of $202,000 compared with net interest expense of $14,000 for the same period in 2004. The third quarter of 2005 includes $331,000 in interest expense related to our mortgages on which interest expense commenced in August 2004.

INCOME TAXES. Our effective income tax rate was 39.3% for the three months ended September 30, 2005 and 38.5% for the three months ended September 30, 2004. The increase is due to tax changes in several of the states in which we operate.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

NET SALES. Net sales increased $31.1 million or 9.7% to $351.5 million in the nine months ended September 30, 2005 from $320.4 million in the comparable 2004 period. This increase is comprised of (i) net sales of $4.4 million from nine stores opened in 2005, (ii) net sales of $32.4 million from stores opened in 2004 not included in the comparable store base, and (iii) a comparable store sales decrease of $5.7 million or 1.8%. Sales during the nine months ended September 30, 2005 were significantly impacted by severe winter weather conditions in the first quarter throughout our northern store base and by unusually hot and dry weather and rising gasoline prices in the third quarter. For the nine months ended September 30, 2005, customer transactions in comparable stores were down 2.4% compared with 2004 and the average sale increased by 0.6%. Sales were strongest in our jewelry and wearables categories.

GROSS MARGIN. Gross margin as a percent of net sales increased 1.0% in the nine months ended September 30, 2005, to 40.0% from 39.0% in the nine months ended September 30, 2004. The mix of merchandise sold increased margins by 0.7%. The application of EITF 02-16 relating to our accounting for vendor monies which support our advertising programs on our gross margin resulted in an increase of 0.7% in margin rate in the nine months ended September 30, 2005 compared with the nine months ended September 30, 2004. The insurance claim proceeds added 0.4% to the margins in 2004.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, as a percent of sales, increased 2.5% in the nine months ended September 30, 2005, to 39.6% from 37.1% in the nine months ended September 30, 2004. Selling, general and administrative costs increased by 1.4% in the comparable store base as a result of the decrease in comparable store sales. On a per store basis, selling, general and administrative expenses increased by 2.3% in the first nine months of 2005 compared with the same period in 2004. There was a 1.1% increase attributable to new stores opened in 2004 and 2005 which have higher selling, general and administrative expenses as a percentage of sales than existing stores.

STORE PRE-OPENING EXPENSES. Pre-opening expenses for the nine stores we opened and the store we relocated in the first nine months of 2005, and lease costs related to the new stores which will open in the fourth quarter amounted to $2.3 million. In the first nine months of 2004, we incurred store pre-opening expenses of $2.5 million related to the 10 stores opened in that period and lease costs related to stores opened in the fourth quarter of 2004.

NET INTEREST (INCOME) EXPENSE. In the first nine months of 2005, we had net interest expense of $324,000 compared with net interest income of $229,000 for the same period in 2004. The first nine months of 2005 includes $881,000 in interest expense related to our mortgages on which interest expense commenced in August 2004.

INCOME TAXES. Our effective income tax rate was 39.3% for the nine months ended September 30, 2005 and 38.5% for the nine months ended September 30, 2004. The increase is due to tax changes in several of the states in which we operate.

LIQUIDITY AND CAPITAL RESOURCES

Our cash is used primarily for working capital to support inventory requirements and capital expenditures, pre-opening expenses and beginning inventory for new stores. In recent years, we have financed our operations and new store openings primarily with cash from operations, the net proceeds we received from our initial public offering in 1997 and from a secondary offering in 2002. In the first half of 2004 we borrowed $30.0 million under two mortgage agreements we have with Wachovia Bank to finance the construction of our new corporate offices and distribution center.

At September 30, 2005 and December 31, 2004, our working capital was $149.0 million and $150.4 million, respectively. Cash used in operations was $24.7 million for the nine months ended September 30, 2005 principally as a result of a seasonal increase in inventories of $24.2 million, the seasonal decrease in accounts payable and other accrued expenses of $6.9 million and income tax payments of $5.8 million.

Net cash used in investing activities during the nine months ended September 30, 2005 was $7.1 million, including $12.1 million for capital expenditures. In 2005, we expect to spend approximately $15.0 million on capital expenditures, which includes $10.0 million for new store openings, and the remainder for remodeling existing stores, upgrading systems in existing stores, warehouse equipment and corporate systems development. Of the $10.0 million in new store capital expenditures, we expect to receive $2.5 million back from landlords.

We maintain two mortgage agreements with Wachovia Bank on our new corporate offices and distribution center of which $27.4 million was outstanding at September 30, 2005. The mortgages are secured by land, building and equipment. Of the original $30.0 million in mortgages, $22.5 million ($21.0 million as of September 30, 2005) is repayable over 15 years and $7.5 million ($6.4 million as of September 30, 2005) is repayable over 7 years. Monthly payments totaling $214,000 started in October 2004. The mortgages bear interest at rates that will vary between LIBOR plus 85 basis points and LIBOR plus 135 basis points, depending on the debt service coverage ratio and the length of the mortgage payment. We have the option of fixing the interest rate at any time. The mortgages contain covenants that, among other things, restrict our ability to incur additional indebtedness or guarantee obligations in excess of $8.0 million, engage in mergers or consolidations, dispose of assets, make acquisitions requiring a cash outlay in excess of $10.0 million, make loans or advances in excess of $1.0 million, or change the nature of our business. We are restricted in capital expenditures, paying dividends and making other distributions unless certain financial covenants are maintained including those relating to tangible net worth, funded debt and a current ratio. The mortgages also define various events of default, including cross default provisions, defaults for any material judgments or a change in control. At September 30, 2005, we were in compliance with these agreements.

We currently have a $25.0 million line of credit agreement with Wachovia Bank, which expires on May 1, 2006. Borrowing under this line will bear interest at LIBOR plus 95 basis points and is subject to the same covenants as the mortgages described above. At September 30, 2005, there were no borrowings outstanding under this agreement.

We believe the cash generated from operations during the year, funds received through the financing of the new distribution center and available borrowings under the line of credit agreement will be sufficient to finance our working capital and capital expenditure requirements for at least the next 12 months.

CRITICAL ACCOUNTING ESTIMATES

Our accounting policies are fully described in Note 1 of our notes to consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2004. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from those estimates. Management makes adjustments to its assumptions and judgments when facts and circumstances dictate. The amounts currently estimated by us are subject to change if different assumptions as to the outcome of future events were made. We evaluate our estimates and judgments on an ongoing basis and predicate those estimates and judgments on historical experience and on various other factors that management believes to be reasonable under the circumstances. Management believes the following critical accounting estimates encompass the more significant judgments and estimates used in preparation of our consolidated financial statements:

         o        merchandise inventories;

         o        impairment of long-lived assets;

         o        income taxes; and

         o        other estimates.

The foregoing critical accounting estimates are more fully described in our annual report on Form 10-K for the year ended December 31, 2004. During the three months ended September 30, 2005, we did not make any material changes to our estimates or methods by which estimates are derived with regard to our critical accounting estimates.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest cash balances in excess of operating requirements primarily in money market mutual funds and to a lesser extent in interest-bearing securities with maturities of less than two years. The fair value of our cash and equivalents at September 30, 2005 approximated carrying value. We had no borrowings outstanding under the line of credit at September 30, 2005. The interest rates on our mortgages fluctuate with market rates and therefore the value of these financial instruments will not be impacted by a change in interest rates. Based on the amounts outstanding at September 30, 2005, the impact of a hypothetical increase or decrease in interest rates of 10% compared with the rates in effect at September 30, 2005 would result in an increase or decrease in our interest expense of $131,000 annually, and an increase or decrease in our interest income of $53,000 annually.

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

During the three months ended September 30, 2005, there has not occurred any change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                   A.C. MOORE ARTS & CRAFTS, INC.


Date:    October 28, 2005          By: /s/ John E. Parker
                                       -----------------------------------------
                                       John E. Parker
                                       Chief Executive Officer (duly authorized
                                       officer and principal executive officer)

Date:    October 28, 2005          By: /s/ Leslie H. Gordon
                                       -----------------------------------------
                                       Leslie H. Gordon
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (duly authorized officer and principal
                                       financial officer)

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