Form 10-K
period 2005-12-31
A.C. Moore Arts & Crafts, Inc.
filed 2006-03-13
CIK 1042809

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _______________ to ____________

                        Commission file number 000-23157
                                               ---------

                         A.C. MOORE ARTS & CRAFTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              PENNSYLVANIA                             22-3527763
    --------------------------------               -------------------
    (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                 Identification No.)

  130 A.C. MOORE DRIVE, BERLIN, NEW JERSEY                08009
  ----------------------------------------              ----------
  (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code: (856) 768-4930
                                                           --------------

        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    ----

           Securities registered pursuant to Section 12(g) of the Act:
                           Common stock, no par value
                           --------------------------
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act            [ ] Yes    [X] No

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.  [ ] Yes    [X] No

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
  [ ]  Large accelerated filer  [X] Accelerated filer  [ ] Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).  Yes [ ]    No [X]

As of June 30, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $485,000,000 based on $31.61, the closing price per share of the registrant's common stock on such date, as reported on the Nasdaq Stock Market.(1)

The number of shares of the registrant's common stock outstanding as of March 6, 2006 was 19,852,075.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2006 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K; provided, however, that the Compensation Committee Report, the Audit Committee Report, the graph showing the performance of the Company's stock and any other information in such proxy statement that is not required to be included in this Annual Report on Form 10-K shall not be deemed to be incorporated herein by reference.

--------------------------------------------
(1) The aggregate market value of the voting stock set forth above equals the number of shares of the registrant's common stock outstanding, reduced by the number of shares of common stock held by executive officers, directors and shareholders owning in excess of 10% of the registrant's common stock, multiplied by the last reported sale price for the registrant's common stock on the last business day of the registrant's most recently completed second fiscal quarter. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from this figure is an affiliate of the registrant or that any person whose holdings are included in this figure is not an affiliate of the registrant and any such admission is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

                                     PART I

ITEM 1.        BUSINESS.

OUR COMPANY

         We are a growing specialty retailer offering a vast selection of arts, crafts, and floral merchandise to a broad demographic of consumers. Our target customers are primarily women between the ages of 25 and 55 who are looking for ideas to decorate their homes, create handmade items, or otherwise engage in arts and crafts activities. We have grown from 17 stores in January 1997 to 109 stores in December 2005. In 2005, for stores open for the full calendar year, our average sales per square foot were $241, which we believe to be the highest in our industry, and our average sales per store were $5.4 million.

         Our stores are located in the eastern United States from New England to Florida. For the next few years we intend to locate our new stores within a distance that can be supported by our suburban Philadelphia distribution center, an area encompassing over 50% of the U.S. population. We believe we can support at least 175 stores in this geographic area from our new distribution center which we opened in the third quarter of 2004. In the future we anticipate opening stores in other regions.

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

         We became a holding company in July 1997 by incorporating in Pennsylvania and exchanging 4,300,000 shares of our common stock for all of the capital stock of our operating subsidiary which was organized in Delaware in 1984.

OUR MARKET

         In its most recent Consumer Usage & Purchase Study, the Craft and Hobby Association ("CHA") found that industry size was approximately $30.6 billion as a result of a 3.8% annual growth since 2002. Our market is comprised primarily of arts and crafts products, silk and dried flowers and picture frames. Our market is highly fragmented and is served by multi-store arts and crafts retailers, mass merchandisers, small, local specialty retailers, mail order vendors, hardware stores and a variety of other retailers.

         The size and growth of our market is sustained by the popularity of arts and crafts. A 2005 CHA survey reported that 75% of U.S. households have one or more persons who craft currently or who have crafted in the past year. A December 2005 Craftrends magazine consumer participation survey identified that 94% of all crafters are female, 70% are under the age of 55, 48% are between the ages of 35 and 54, 74% have incomes over $40,000 per year and 44% have incomes over $60,000 per year. The crafter is educated, with 92% having graduated from high school and almost 60% having attended college.

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

         WE STRIVE TO OFFER THE BROADEST AND DEEPEST ASSORTMENT OF ARTS, CRAFTS AND FLORAL MERCHANDISE.

         We believe the key elements in a customer's decision as to where to shop are variety and selection of merchandise. We believe our stores offer the broadest and deepest selection of arts, crafts and floral merchandise in our industry. Each of our stores stocks more than 60,000 SKUs across five major merchandise categories during the course of a year, with approximately 45,000 SKUs offered at each store at any one time. Our buyers actively seek new merchandising opportunities by monitoring industry trends, working with domestic and international vendors, attending trade shows and craft fairs and regularly interacting with our customers. We believe that our ability to rapidly provide new merchandise and crafting ideas to our customers on a continuous basis differentiates us from our competitors.

         WE STRIVE TO MAINTAIN A SUPERIOR IN-STOCK MERCHANDISE POSITION.

         Craft projects usually require multiple components. Providing all of the components for a particular craft project in a single store on a regular basis is critical to meeting the demands of our customers. Therefore, we designed our merchandise distribution systems to ensure rapid replenishment of inventory and the highest levels of in-stock positions in our stores. Our distribution center delivers merchandise to each of our stores two to three times per week throughout the year. In our peak selling season, our store managers can replenish over 60% of their shelf merchandise assortment within two to three days.

         WE STRIVE TO OPERATE EXCITING, EASY-TO-SHOP STORES.

         We provide our customers with project ideas by displaying samples of completed craft projects throughout our stores. We believe that these displays generate excitement and foster impulse buying and return visits to our stores. We regularly provide video presentations of various crafting techniques, live in-store crafting demonstrations and frequent consumer crafting events. We offer a multitude of in-store classes for children and adults in most of our stores on a wide variety of craft skills such as scrapbooking and knitting. Our stores are designed to be uncluttered, well organized, and well lit. Wide aisles and easy to read signage help our customers locate merchandise and make our stores easy-to-shop.

         To ensure prompt and personalized service, we staff our stores with a high ratio of store personnel to customers, typically including a store manager, two or three associate managers, six to eight department managers and a staff of full-time and part-time team members. Store personnel, many of whom are crafters themselves, assist customers with merchandise selection and project ideas.

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

         WE STRIVE TO PROVIDE SUPERIOR PRICE/VALUE FOR OUR CUSTOMERS.

         We believe that our customers consider the relationship between the quality and price of our merchandise to be important factors in their buying decisions. Therefore, we strive to be the price/value leader in all of our merchandise categories. Our purchasing professionals and store managers actively monitor competitors' prices to ensure we maintain low prices while preserving merchandise quality and value. Our policy to beat any competitor's advertised price by 10% is clearly displayed in our stores. In addition, on a weekly basis, we advertise select items generally at 20% to 50% off their everyday low prices. We believe that our price/value strategy exceeds our customers' expectations and enhances customer loyalty.

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

         OPENING NEW STORES:

         During the next two years we intend to increase our store base of 109 locations at December 31, 2005 by approximately 12% to 15% per year. Our current strategy is to open new stores within the range of our corporate headquarters and distribution center located in suburban Philadelphia. This geographic area contains over 50% of the U.S. population. Ultimately, we believe that we can operate a minimum of 175 stores within this geographic area without significantly diluting the sales in our existing stores. In the future, we anticipate opening stores in other regions.

         Our site selection strategy is overseen by a Vice President of Real Estate who is responsible for identifying favorable store locations in both existing and new geographic markets. Our site selection criteria include an assessment of population and demographic characteristics of the market area, including growth trends, customer traffic patterns, demographic analysis, performance of other retailers within the area, co-tenants at the proposed site, projected profitability and cash return on investment. We also employ the services of an outside consulting firm and a network of real estate professionals to assist us in real estate selection.

         We have developed a standardized procedure for opening new stores which we continue to refine. Our new store opening team develops the floor plan and inventory layout based on our store prototype and hires and trains team members in preparation for the opening of each new store. For each new store we open in the next two years, we expect to spend approximately $1.3 million, which includes $365,000 for fixtures and equipment, $240,000 in pre-opening costs (including lease costs from date of possession) and $700,000 for in-store inventory, net of accounts payable. Additionally, a number of new stores are likely to be reconfigurations of previous retail space which may require our own capital expenditures to retrofit the space for our purposes.

         INCREASING SALES IN EXISTING STORES:

         In 2005, for stores open at least one full calendar year, our average sales per square foot were $241, which we believe to be the highest in our industry, and our average sales per store were approximately $5.4 million. In 2005, sales in comparable stores declined by 2.6%. Previously, our comparable store sales grew by 4% in 2004, 2% in 2003, 5% in 2002 and 8% in 2001. Stores are added to the comparable store base at the beginning of their fourteenth full month of operation. Our primary method of increasing sales in our existing stores is to successfully execute our business and operating strategies, including:

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

         The following table describes net sales for each of our merchandise categories as a percentage of our total net sales for the years ended December 31, 2003 through 2005:

                                                                      YEAR ENDED DECEMBER 31,
                                                                 ----------------------------------
                                                                  2005          2004          2003
                                                                 ------        ------       -------
              Art supplies, scrapbooking and frames........       33.0%         34.0%         35.0%
              Traditional crafts...........................       32.0          34.0          30.0
              Floral and accessories.......................       21.0          21.0          24.0
              Fashion crafts...............................       10.0           8.0           7.0
              Seasonal items...............................        4.0           3.0           4.0
                                                                 ------        ------       -------
              Total........................................      100.0%        100.0%        100.0%

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

         Our purchasing staff and store managers actively monitor competitors' prices to ensure we maintain low prices while preserving merchandise quality and value. Our policy of beating any competitor's advertised price by 10% is clearly displayed in our stores. On a weekly basis, we advertise select items generally at 20% to 50% off their everyday low prices. We also accept competitors' coupons. We believe that our strategy of price/value leadership enhances customer loyalty and provides superior value.

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

         We offer a multitude of in-store classes for children and adults on a wide variety of craft skills in most of our stores in a dedicated classroom. Classes are taught by team members and outside professionals. Typical classes provide instruction on oil painting, cake decorating, advanced stamping, or scrapbooking.

         STORE MANAGEMENT AND TRAINING

         Each store is managed by a store manager who is assisted by two or three associate store managers, six to eight department managers, and a staff of full-time and part-time team members. Our store managers and associate store managers are responsible for store results, primarily merchandising, customer service, training, hiring store level team members, inventory management, and expense control. The department managers are responsible for merchandise ordering, inventory management and customer service. All new store managers are promoted from within our organization. We selectively hire experienced store managers from other retailers who start at our stores as associate store managers. We also develop associate store managers from retail trainees and other internal candidates.

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

         In-store department managers are responsible for daily reordering of merchandise for their departments. In 2005, approximately 99% of our merchandise orders were placed through our EDI (electronic data interchange) system. Approximately 64% of our orders were shipped directly from vendors to our stores; the remaining 36%, approximately one-third of which are floral and seasonal items, were shipped from our distribution center. Merchandise assortments at our stores can be enhanced by products ordered by store managers to meet the unique needs of their customers. All purchases are monitored through centralized system controls.

         In 2005, we purchased our inventory from more than 600 vendors worldwide. One of the key criteria for the selection of vendors is their responsiveness to our delivery requirements and timing needs. In 2005:

         o the largest 25 domestic vendors accounted for approximately 51% of our purchases,

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

DISTRIBUTION

         Our distribution strategy is focused on supporting our stores and maintaining high in-stock positions in all of our merchandise categories. Our stores receive merchandise deliveries two to three times per week throughout the year, depending on store size.

         In the third quarter of 2004 we moved into our new distribution center and office complex. This facility contains 710,000 square feet for distribution and warehousing plus 60,000 square feet of office space. This state of the art facility is positioned to handle the future expansion of the company and will enable us to more effectively service all of our existing locations and at least 175 stores located within reach of the new facility. The new facility includes an automated picking and sortation system which has enabled us to achieve significant increases in labor productivity. The total cost of this facility was $46.3 million.

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

         We lease a fleet of tractors and trailers to deliver merchandise to 60 of our 109 stores directly from our distribution center. Additionally, we have contracted with a dedicated third-party carrier to deliver merchandise to the 49 stores where an overnight stay is required because of travel time. In 2005, approximately 36% of our merchandise was delivered from our distribution center to our stores.

MARKETING

         Our marketing and advertising is designed to attract our target customers consisting primarily of women between the ages of 25 and 55. A study published in Craftrends magazine in December 2005 surveyed over 1,000 craft customers across the country. Of the participants, 61% were between the ages of 26 and 54, 94% were female and 44% had an annual income greater than $60,000. We believe that our target customer is consistent with this demographic profile.

         In 2005 we advertised each week of the year, typically in midweek editions of local and/or regional newspapers. In 2005, we also ran 20 multi-page newspaper inserts in local and regional newspapers. In addition, prior to store openings, we use radio advertisements to develop customer awareness and we place special pre-opening advertisements, normal advertising copy and/or grand opening inserts in newspapers. We create all of our advertising in-house.

         Our website, www.acmoore.com, is designed to drive additional store traffic by providing information, inspiration and ideas to our visitors. It also serves as another marketing channel to build brand name awareness. Our website offers one of the largest selections of how-to videos on the web, a collection of over 300 different proprietary segments that customers can view to learn the latest crafting tips, techniques and project ideas. Our website also features weekly advertisements, a store locator and an in-store class schedule, as well as suggested craft projects for children and adults with accompanying instructions and shopping lists for merchandise to be purchased at our stores. We recently launched an e-marketing campaign that allows us to email all customers in our database our weekly advertisements, news flashes regarding upcoming events and special offers. Gift cards may be purchased online, however we do not sell our merchandise on our website.

MANAGEMENT INFORMATION SYSTEMS

         We believe that we are proactive and aggressive in identifying, investigating and implementing state of the art hardware, communications and software systems from technology and industry leading companies. Combined with our in-house developed systems, this technology creates an infrastructure that fully supports all aspects of our merchandising, ordering, warehouse inventory management, finance and administration, distribution and security needs.

         Our current in-store point of sale, or POS, system includes merchandise universal product code or bar code scanning at the registers along with a radio frequency re-order system. With the POS data capturing capabilities, fast and detailed sales and margin information is available. We support our merchandising efforts by polling the POS system on a regular basis to evaluate sale and pricing trends for each SKU. In addition, we are able to generate data to assess the performance of our advertising and promotional programs. This system also provides a speedy check-out process, minimizes pricing errors and provides strong control over register operations. In 2006 we will be upgrading our existing system to provide an even speedier check-out process and provide the capability of capturing customer data.

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

         During 2006 we will be focusing on the design and implementation of a custom programmed, automated inventory replenishment system and an upgraded in-store POS system. Additionally, a customer relations management system is scheduled for development in 2006 and a vendor collaboration site is currently being implemented.

COMPETITION

         The market in which we compete is highly fragmented, containing multi-store arts and crafts retailers, mass merchandisers, small local specialty retailers, mail order vendors, hardware stores and a variety of other retailers. We believe we are one of only seven retailers in the United States dedicated to serving the arts and crafts market that have annual sales in excess of $100.0 million. We compete with many retailers and classify our principal competition within the following three categories:

         o Multi-store arts and crafts retailers. This category includes several multi-store arts and crafts chains operating more than 35 stores and comprises: Michaels Stores, Inc., a chain which operates 890 Michaels stores throughout the United States and Canada; Jo-Ann Stores, Inc., which operates 688 traditional Jo-Ann Fabrics and Crafts stores and 154 Jo-Ann superstores nationwide; Hobby Lobby Stores, Inc., a chain which operates approximately 350 stores primarily in the midwest United States; Garden Ridge, Inc., which operates approximately 35 stores primarily in the southeast and midwest United States; and Rag Shops, Inc., which operates approximately 65 stores located primarily in New Jersey and Florida.

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

TEAM MEMBERS

         As of December 31, 2005, we had 2,246 full-time and 2,844 part-time team members, 4,764 of whom worked at our stores, 163 at the distribution center and 163 at the corporate offices. None of our team members are covered by a collective bargaining agreement, and we believe our relationship with our team members is good.

TRADEMARKS

         "A.C. Moore," "Fashion Forward," "Splendor of Spring," "Holiday Hues," "Harvest Hues," "Easy as 1*2*3," and "Creations for All Generations" are trademarks that have been registered with the U. S. Patent and Trademark Office. We use the "A.C. Moore" name and logo as a tradename and as a service mark in connection with sale of our merchandise. The "Fashion Forward" name and logo is used on the exclusive packaging of some of our picture frames. All other logos are used in advertising campaigns.

                     WEBSITE AND AVAILABILITY OF INFORMATION

         Our internet address is www.acmoore.com. We make available free of charge on or through www.acmoore.com our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Additionally, charters for the Audit, Compensation and Nominating and Corporate Governance Committees of our Board of Directors and our Corporate Code of Ethics can be found on our Internet website at www.acmoore.com under the heading "Investor Relations," "Corporate Profile."

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

ITEM 1A.   RISK FACTORS.

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

         Beginning in the middle of 2003, we began a process to document and evaluate our internal controls over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations, which require annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. In this regard, management has dedicated internal resources and adopted a detailed work plan to
(i) assess and document the adequacy of internal controls over financial reporting, (ii) take steps to improve control processes, where appropriate,
(iii) validate through testing that controls are functioning as documented and
(iv) implement a continuous reporting and improvement process for internal control over financial reporting. We cannot be certain that these measures will ensure that we maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If compliance with policies or procedures deteriorate and we fail to correct any associated issues in the design or operating effectiveness of internal controls over financial reporting or fail to prevent fraud, current and potential shareholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock.

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

         o The closing or relocation of under-performing stores may result in us retaining liability for outstanding lease obligations;

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

OUR SUCCESS DEPENDS ON KEY PERSONNEL WHOM WE MAY NOT BE ABLE TO RETAIN OR HIRE.

         We are currently dependent upon the continued services, ability and experience of our senior management team. John E. ("Jack") Parker, our Chief Executive Officer, has announced his intention to retire no later than December 31, 2006. We currently have a search in process for a new Chief Executive Officer. This search is led by a committee of our board of directors, chaired by Michael J. Joyce, and by Korn/Ferry International. There are no assurances as to when we will find a suitable candidate for this position, what the financial cost of his or her compensation package will be, and what effect, if any, a new Chief Executive Officer may have on our business and our ability to retain our senior executives. The loss of the services of such senior executives or any general instability in the composition of our senior management team could have a negative impact on our ability to execute on our business and operating strategy. In addition, due to competition for qualified executives, we may be required to increase the level of compensation paid to existing and new executives, which could increase our operating expenses.

         Once we hire a new Chief Executive Officer, our business may be impacted by his or her familiarity with our business, his or her ability to develop relationships with our team members and vendors, and his or her ability to implement or change our business and operating strategy.

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

BECAUSE OF OUR SMALL STORE BASE ADVERSE EVENTS COULD HAVE A GREATER IMPACT ON US THAN IF WE HAD A LARGER store base.

         As of December 31, 2005, we operated a chain of 109 stores. Because our current and planned stores are located in the eastern United States, the effect on us of adverse events in this region (such as weather or unfavorable regional economic conditions) may be greater than if our stores were more geographically dispersed. Because overhead costs are spread over a smaller store base, increases in our general and administrative expenses could affect our profitability more negatively than if we had a larger store base. Due to our relatively small store base, one or more unsuccessful new stores, or a decline in sales at an existing store, will have a more significant effect on our results of operations than would be the case if we had a larger store base.

A DISRUPTION IN THE OPERATIONS OF OUR DISTRIBUTION CENTER COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Our distribution center in suburban Philadelphia handles 36% of the merchandise sold in our stores. Our distribution center, and thus our distribution operations, are vulnerable to damage or interruption from fire, flood, power loss, break-ins and similar events. We have no formal disaster recovery plan. The occurrence of unanticipated problems at our distribution center, all of which may not be covered by insurance, could cause interruptions or delays in our business which would have a material adverse effect on our financial condition and results of operations.

WE DEPEND ON A NUMBER OF KEY VENDORS TO SUPPLY OUR MERCHANDISE, AND THE LOSS OF ANY ONE OF OUR KEY VENDORS MAY RESULT IN A LOSS OF SALES AND SIGNIFICANTLY HARM OUR OPERATING RESULTS.

         Our performance depends on our ability to purchase our merchandise in sufficient quantities at competitive prices. Although we have many sources of merchandise, SBAR'S, our largest supplier of merchandise, accounted for approximately 21% of the aggregate dollar volume of our purchases in 2005. We depend on SBAR'S to provide us with low-cost merchandise that would be less efficient for us to obtain directly from other vendors or manufacturers. Our future success is dependent upon our ability to maintain a good relationship with SBAR'S and our other principal suppliers. We do not have any long-term purchase agreements or other contractual assurances of continued supply, pricing or access to new products, and any vendor or distributor could discontinue selling to us at any time. We may not be able to acquire desired merchandise in sufficient quantities or on terms acceptable to us in the future, or be able to develop relationships with new vendors to replace discontinued vendors. Our inability to acquire suitable merchandise in the future or the loss of one or more key vendors and our failure to replace any one or more of them may have a material adverse effect on our business, results of operations and financial condition. Our smaller vendors generally have limited resources, production capacities and operating histories, and some of our vendors have limited the distribution of their merchandise in the past. These vendors may be susceptible to cash flow problems, downturns in economic conditions, production difficulties, quality control issues and difficulty delivering agreed-upon quantities on schedule. We also cannot assure you that we would be able, if necessary, to return product to these vendors and obtain refunds of our purchase price or obtain reimbursement or indemnification from any of our vendors if their products prove defective.

WE FACE RISKS ASSOCIATED WITH SOURCING AND OBTAINING MERCHANDISE FROM FOREIGN SOURCES.

         We have in recent years placed increased emphasis on obtaining floral and seasonal items from overseas vendors, with approximately 12% of all of our merchandise being purchased directly by us from overseas vendors in 2005. In addition, many of our domestic suppliers purchase a portion of their merchandise from foreign sources. Our future success will depend in large measure upon our ability to maintain our existing foreign supplier relationships and to develop new ones. While we rely on our long-term relationships with our foreign vendors, we have no long-term contracts with them. In addition, virtually all of the merchandise which we purchase from foreign sources is manufactured in the People's Republic of China. Since adoption of an "open-door policy" in 1978, the Chinese government has been pursuing economic reform policies, including the encouragement of foreign trade and investment and greater economic decentralization. We cannot assure you, however, that China will continue to pursue these policies. Many of our imported products are subject to duties, tariffs and quotas that may limit the quantity of some types of goods which we may import into the United States. Our dependence on foreign imports also makes us vulnerable to risks associated with products manufactured abroad, including, among other things:

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

AN INCREASE IN THE COST OF FUEL OIL AND OIL-BASED PRODUCTS COULD IMPACT OUR EARNINGS AND MARGINS.

         Prices for oil have fluctuated dramatically in the past and have risen substantially in 2005. These fluctuations impact our distribution costs and the distribution costs of our vendors. If the price of fuel oil continues to increase, our distribution costs will increase, which could impact our earnings. In addition, many of the products we sell, such as paints, are oil-based. If the price of oil continues to increase, the price of the oil-based products we purchase and sell may increase, which could impact our margins.

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

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         Our executive officers are as follows:

                 NAME                     AGE                        POSITION
--------------------------------------    ---    ------------------------------------------------------
John E. ("Jack") Parker...............    64     Chief Executive Officer and Director
Lawrence H. Fine......................    52     President, Chief Operating Officer and Director
Patricia A. Parker....................    63     Executive Vice President, Merchandising
Leslie H. Gordon......................    62     Executive Vice President and Chief Financial Officer
Janet Parker..........................    43     Executive Vice President, Merchandising and Marketing
Jeffrey C. Gerstel....................    41     Executive Vice President, Store Operations

         Mr. Parker, our co-founder, has been Chief Executive Officer and a director since our inception and was our President from inception until June 2001. From 1959 to 1984, Mr. Parker worked for the F.W. Woolworth Company, a general merchandise retailer, in various management positions, most recently as President and Chief Executive Officer of the United States General Merchandise Group where he was responsible for more than 1,000 stores, including the entire domestic chain of Woolworth retail stores. Mr. Parker is the husband of Patricia
A. Parker and the father of Janet Parker. On November 28, 2005, Mr. Parker announced his intention to retire from his position as our Chief Executive Officer by December 31, 2006. Mr. Parker will continue to serve as our Chief Executive Officer during 2006 until the Board of Directors appoints a new Chief Executive Officer. Our Board of Directors has engaged the firm of Korn/Ferry International to conduct a search for a successor. The search will include internal as well as external candidates.

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

         Mr. Gerstel has been Executive Vice President, Store Operations since January 2005. Previously Mr. Gerstel was President/Chief Operating Officer for fabrics and crafts retailer Rag Shops, Inc., a position he held since 2001. From 1999 until joining Rag Shops in 2001, he was Chief Operating Officer for The Parts Plus Group, Inc., a distributor/retailer of automotive replacement parts, and from 1997 to 1999 he was their Chief Financial Officer. Prior to joining The Parts Plus Group, Mr. Gerstel held a variety of financial and operating positions with Family Bargain Corporation, an off-price apparel retailer, for seven years.

ITEM 1B.     UNRESOLVED STAFF COMMENTS.

             None.

ITEM 2.      PROPERTIES.

         As of December 31, 2005, we operated 109 stores in 18 states, all of which are leased and located within an 800 mile radius of our suburban Philadelphia distribution center. The number of our stores located in each state and the city in which each store is located is shown in the following table:

      ALABAMA (2)                MASSACHUSETTS (10)            NEW YORK (20)              PENNSYLVANIA (18)
      -------                    -------------                 --------                   ------------
       Birmingham                 Bellingham                    Amherst                    Allentown
       Montgomery                 Brockton                      Binghamton                 Altoona
                                  Danvers                       Carle Place                Bensalem
      CONNECTICUT (4)             Framingham                    DeWitt                     Broomall
      ----------                  Hanover                       Glendale                   Erie
       Manchester                 Holyoke                       Greece                     Exton
       New London                 Hyannis                       Hamburg                    Hanover
       Orange                     North Dartmouth               Hauppauge                  Harrisburg
       Plainville                 Woburn                        Holbrook                   Lancaster
                                  Worcester                     Ithaca                     Langhorne
      DELAWARE (2)                                              Latham                     Mechanicsburg
      --------                   NEW HAMPSHIRE (3)              Middletown                 Montgomeryville
       Dover                     -------------                  Nanuet                     Muncy
       Wilmington                 Manchester                    Plainedge                  Philadelphia
                                  Nashua                        Poughkeepsie               Reading
      FLORIDA (1)                 Salem                         Saratoga Springs           Scranton
      -------                                                   Staten Island              Stroudsburg
       Jacksonville              NEW JERSEY (14)                Syracuse                   Wilkes Barre
                                 ----------                     Utica
      GEORGIA (1)                 Brick Town                    Yorktown Heights          RHODE ISLAND (1)
      -------                     Clifton                                                 ------------
       Columbus                   Deptford                      NORTH CAROLINA (10)        Warwick
                                  East Brunswick                --------------
      MAINE (2)                   English Creek                 Ashville                  SOUTH CAROLINA (4)
      -----                       Hamilton                      Cary                      --------------
       Bangor                     Linden                        Concord                    Columbia
       Portland                   Manalapan                     Durham                     Greenville
                                  Moorestown                    Fayetteville               Myrtle Beach
      MARYLAND (7)                Paramus                       Greensboro                 N. Charleston
      --------                    Parsippany                    Hickory
       Bowie                      Secaucus                      Raleigh                   TENNESSEE (2)
       Frederick                  Shrewsbury                    Wilmington                ---------
       Glen Burnie                Watchung                      Winston-Salem              Chattanooga
       Hagerstown                                                                          Knoxville
       Rockville
       Waldorf                                                                            VIRGINIA (6)
       White Marsh                                                                        --------
                                                                                           Fairfax
                                                                                           Falls Church
                                                                                           Fredericksburg
                                                                                           Manassas
                                                                                           Sterling
                                                                                           Virginia Beach

                                                                                           WEST VIRGINIA (2)
                                                                                           -------------
                                                                                           Clarksburg
                                                                                           Huntington

         Most store leases have an average initial term of 10 years, with three five-year renewal options, and provide for predetermined escalations in future minimum annual rent or additional rent contingent upon store sales levels. Rent escalations are amortized over the initial lease term commencing on the date we take possession. The pro rata portion of scheduled rent escalations has been included in other long-term liabilities in our balance sheet.

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

         In the third quarter of 2004 we moved into our new distribution center and office complex. This facility contains 710,000 square feet for distribution and warehousing plus 60,000 square feet of office space. This state of the art facility is positioned to handle the future expansion of the company and will enable us to more effectively service all of our existing locations and at least 175 stores located within reach of the new facility. The new facility includes an automated picking and sortation system which has enabled us to achieve significant increases in labor productivity. The total cost of this facility was $46.3 million.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matters were submitted to a vote of security holders during the fourth quarter of 2005, through the solicitation of proxies or otherwise.

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

                                                                             HIGH          LOW
                                                                           -------       -------
                             YEAR ENDED DECEMBER 31, 2005
               -----------------------------------------------------
               First Quarter........................................       $ 30.09       $ 24.91
               Second Quarter.......................................         31.89         24.81
               Third Quarter........................................         33.25         18.52
               Fourth Quarter.......................................         19.84         12.40

                             YEAR ENDED DECEMBER 31, 2004
               -----------------------------------------------------
               First Quarter........................................       $ 27.00       $ 18.15
               Second Quarter.......................................         29.53         23.27
               Third Quarter........................................         27.76         19.97
               Fourth Quarter.......................................         31.37         23.06

         The number of record holders of our common stock as of March 6, 2006 was 105.

         Since becoming a public company we have never declared or paid any cash dividends on our common stock. We currently intend to retain our future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends in the foreseeable future.

         See Part III, Item 12 for a description of our equity compensation plans.

ITEM 6.       SELECTED FINANCIAL DATA.

         The following selected financial data are derived from the consolidated financial statements of A.C. Moore Arts & Crafts, Inc. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors" and the Company's Consolidated Financial Statements and Notes thereto.

                                                                      YEAR ENDED DECEMBER 31,
                                                     ----------------------------------------------------------
                                                        2005       2004        2003        2002          2001
                                                     ---------   ---------   --------    --------      --------
Statement of Income Data:
  Net sales.......................................   $ 539,436   $ 497,626   $433,928    $393,392      $332,413
  Gross margin (1)................................     212,855     197,754    161,894     148,791       124,098
  Selling, general and administrative expenses (1)     192,878     166,485    131,890     122,984       105,383
  Store pre-opening expenses......................       3,459       4,036      2,842       2,884         3,308
  Income from operations..........................      16,518      27,233     27,162      22,923        15,407
  Net income......................................      10,042      16,848     17,034      14,208         9,060
  Net income per share, diluted (2)...............   $    0.50   $    0.84   $   0.86    $   0.75      $   0.58


Weighted average shares outstanding, diluted (2)..      20,149      20,012     19,729      18,828        15,505

Balance Sheet Data (as of):
  Working capital.................................   $ 158,585   $ 150,414   $112,751    $123,811      $ 56,422
  Total assets....................................     312,757     304,112    235,163     198,559       124,354
  Total debt .....................................      26,786      29,357        504       1,846         3,174
  Shareholders' equity............................     198,509     186,215    165,259     142,856        72,801

Other Data:
  Cash flows from operating activities............   $  14,620   $  18,495   $ 23,227    $  9,656      $  7,141
  Number of stores open at end of period..........         109          96         81          71            61
  Net sales per total square foot (3).............   $     241   $     256   $    260    $    272      $    273
  Average net sales per store (3).................   $   5,417   $   5,802   $  5,839    $  6,064      $  6,070
  Comparable store sales increase (decrease)(4)...         (3%)         4%         2%          5%            8%

---------------------------------
(1) As of January 1, 2004, for all vendor contracts entered into or modified after December 31, 2002, the Company adopted the Emerging Issues Task Force (EITF) 02-16, Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor. EITF 02-16 addresses the accounting for cash consideration received by a customer from a vendor (e.g., slotting fees, cooperative advertising payments, buydowns) and rebates or refunds from a vendor that is payable only if the customer completes a specified cumulative level of purchases or remains a customer for a specified time period. The change in accounting means that vendor monies which support the Company's advertising programs are now being recorded as a reduction in the cost of inventory, and are recognized as a reduction of cost of goods sold when the inventory is sold. Previously, they were accounted for as an offset to advertising costs. This accounting change results in a timing difference as to when these monies are recognized in the Company's income statement. In 2004, net income was reduced by $3.4 million or $0.17 per share, gross margin increased by $11.9 million, selling, general and administrative costs increased by $17.4 million and inventory decreased by $5.5 million.
(2) All share and per share data reflect the two-for-one stock split paid July 31, 2002.
(3)   Includes only stores open during the entire period.
(4) Stores are added to the comparable store base at the beginning of their fourteenth full month of operation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         We are a growing specialty retailer offering a vast selection of arts, crafts and floral merchandise to a broad demographic of consumers. Our target customers are primarily women between the ages of 25 and 55 who are looking for ideas to decorate their homes, create handmade items, or otherwise engage in arts and crafts activities. We have grown from 17 stores in January 1997 to 109 stores in December 2005. Our stores are located in the eastern United States from Maine to Florida.

         We established our first store in Moorestown, New Jersey in 1984 and grew to five stores by the end of 1993. We added a total of 12 additional stores in 1994 and 1995. In 1995, we began implementing an aggressive expansion plan and built our infrastructure to position us for that growth. By the end of 1996, we had recruited experienced senior retail executives in the areas of operations, merchandising and finance, and made key additions and changes in other areas such as buying, information systems, human resources and real estate. From 1997 through 2005 we continued to strengthen and expand our management team, including the addition of Lawrence H. Fine as our President in June 2001 and Jeffery C. Gerstel as our Executive Vice President, Store Operations in January 2005.

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

         Our expansion plans continued as we opened 43 new stores in the period 2000 to 2003, 15 new stores in 2004 and 13 new stores in 2005. In 2002 we closed two stores; one was destroyed by fire and the other was in an area which had negative demographic changes and the lease had expired. During the next two years, we intend to increase our store base by approximately 12% to 15% per year, all within the reach of our suburban Philadelphia distribution center, an area encompassing over 50% of the U.S. population. We believe we can operate at least 175 stores in this area without significantly diluting sales in our existing stores. To accommodate this growth, we constructed a new distribution center which opened in the third quarter of 2004. The new distribution center is 710,000 square feet plus 60,000 square feet of office space.

         Starting in 2004, vendor monies which support our advertising programs are recorded as a reduction in the cost of inventory, and are recognized as a reduction to cost of goods sold when the inventory is sold. Previously, they were accounted for as an offset to advertising costs. This accounting change results in a timing difference as to when these monies are recognized in our income statement. In 2005, this accounting change resulted in a reduction in our net income by $1.3 million, or $0.06 per share. For the year, the change increased gross margin by $16.7 million, increased selling, general and administrative costs by $18.7 million and decreased inventory by $2.0 million. In 2004, net income was reduced by $3.4 million, or $0.17 per share, gross margin increased by $11.9 million, selling general and administrative costs increased by $17.4 million and inventory decreased by $5.5 million. In 2003 we recorded vendor advertising support as a reduction of selling general and administrative expenses in the amount of $13.6 million.

         Our sales for the year ended December 31, 2005 were $539.4 million, an increase of 8.4% over 2004 sales of $497.6 million. Same store sales decreased 2.6%. Net income for the year 2005 decreased to $10.0 million or $0.50 per diluted share. In 2004, our net income was $16.8 million or $0.84 per diluted share.

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

         In addition, our success depends on our ability to locate and open new store locations. We plan to open 13 to 16 new stores in 2006. We expect to open four stores in the first quarter and the remainder split between quarters three and four.

         On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123(R), Share-Based Payment (FAS 123(R)). FAS 123(R) revised FASB Statement No. 123, Accounting for Stock-Based Compensation (FAS
123) and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. FAS 123(R) must be adopted no later than for fiscal years beginning after June 15, 2005.

         Previously, in complying with FAS 123, we disclosed the value of stock options granted and its pro forma impact on our net income in a footnote to our financial statements Information contained in our footnotes provide the impact on pro forma net income for past financial statements. Effective January 1, 2006 we adopted the modified prospective application of implementing FAS 123(R). As of December 31, 2005, the compensation cost related to non-vested stock options not yet recognized totals $3.4 million. This amount will be recognized over the next 32 months. The impact of the adoption of FAS 123(R) on 2006 net income, including an estimate of options to be granted in 2006, is expected to be $0.08 per diluted share.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales:

                                                                          YEAR ENDED DECEMBER 31,
                                                                    ----------------------------------
                                                                      2005         2004          2003
                                                                    -------       ------        ------
         Net sales.............................................      100.0%       100.0%        100.0%
         Cost of sales.........................................       60.5         60.3          62.7
                                                                    -------       ------        ------
         Gross margin..........................................       39.5         39.7          37.3
         Selling, general and administrative expenses..........       35.8         33.4          30.4
         Store pre-opening expenses............................        0.6          0.8           0.6
                                                                    -------       ------        ------
         Income from operations................................        3.1          5.5           6.3
         Interest expense (income), net........................        0.1         (0.0)         (0.1)
                                                                    -------       ------        ------
         Income before income taxes............................        3.0          5.5           6.4
         Provision for income taxes............................        1.1          2.1           2.5
                                                                    -------       ------        ------
         Net income............................................        1.9%         3.4%          3.9%
                                                                    =======       ======        ======

2005 COMPARED TO 2004

         Net Sales. Net sales increased $41.8 million, or 8.4%, to $539.4 million in 2005 from $497.6 million in 2004. This increase resulted from (i) net sales of $19.4 million from 13 new stores opened in 2005, (ii) net sales of $35.0 million from stores opened in 2004 not included in the comparable store base, and (iii) a comparable store sales decrease of $12.6 million, or 2.6%. For the year, customer transactions in comparable stores decreased by 3.2% compared with 2004 and the average sale increased by 0.6%. Stores are added to the comparable store base at the beginning of the fourteenth full month of operation.

         Sales in 2005 were impacted by adverse weather conditions in the first three quarters of the year, and by the significant decline in the yarn category in the second half of the year. We had achieved major sales increases in yarn during 2004 and the spring of 2005, at which time there was a large supply of yarn in the marketplace coupled with a decline in customer demand. This resulted in our yarn sales declining by approximately 30% in the second half of the year. Merchandise categories that exhibited strength during the year included jewelry making, wearables and basic crafts. Additionally, our floral and seasonal businesses strengthened considerably in the fourth quarter.

         Gross Margin. Gross margin is net sales minus the cost of merchandise which includes purchasing and receiving costs, inbound freight, duties related to import purchases, internal transfer costs and warehousing costs. Gross margin as a percent of net sales decreased 0.2% in 2005, to 39.5 % from 39.7% in 2004.

         The mix of merchandise sold decreased margins by 0.9%, principally as the result of heavy discounting that occurred throughout the arts and crafts sector during the fourth quarter. The application of EITF 02-16 relating to our accounting for vendor monies which support our advertising programs on our gross margin resulted in an increase of 0.7% in margin rate for the year ended December 31, 2005 compared with the year ended December 31, 2004. Improved productivity in our warehouse increased margins by 0.3% in 2005 as a result of a reduction in distribution costs. Insurance claim proceeds added 0.3% to the margins in 2004.

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

         Selling, general and administrative expenses, as a percent of net sales, increased 2.4% in 2005, to 35.8% from 33.4% in 2004. As a percent to net sales on a per store basis, selling, general and administrative expenses increased by 2.4% in 2005 as compared with 2004. Selling, general and administrative costs increased by 1.3% in the comparable store base as a result of the decline in comparable store sales. There was a 1.1% increase attributable to new stores opened in 2004 and 2005 which have higher selling, general and administrative expenses as a percentage of sales than existing stores.

         Net Interest Expense (Income). In 2005 we had net interest expense of $450,000 compared with net interest income of $163,000 in 2004. The increase is principally due to interest expense from mortgages related to our new distribution center and corporate offices which were outstanding for a full year in 2005 compared with five months in 2004.

         Store Pre-Opening Expenses. We expense store pre-opening costs as they are incurred, which would include straight-line expense of rent holidays prior to store opening. Pre-opening expenses for the 13 new stores opened in 2005 and the one store which was relocated during the year, amounted to $3.5 million. In 2004, we opened fifteen new stores and relocated two stores and incurred pre-opening expenses of $4.0 million.

         Income Taxes. Our effective income tax rate was 37.5% for 2005 and 38.5% for 2004. The reduction in rates is consistent with the lower level of profits and the graduated income tax rates.

2004 COMPARED TO 2003

         Net Sales. Net sales increased $63.7 million, or 14.7%, to $497.6 million in 2004 from $433.9 million in 2003. This increase resulted from (i) net sales of $27.7 million from 15 new stores opened in 2004, (ii) net sales of $20.0 million from stores opened in 2003 not included in the comparable store base, and (iii) a comparable store sales increase of $16.0 million, or 4.0%. Sales in 2004 benefited from positive weather conditions in the first and fourth quarters but were negatively impacted by weather conditions in the second quarter compared with the comparable periods in 2003. Sales in the third quarter of 2004 were impacted by the roof collapse. In 2004, customer transactions in comparable stores increased by 2.0% compared with 2003 and the average sale increased 2.0%. In 2004, sales growth was strongest in our scrapbooking, yarn, basic crafts, wedding and jewelry making categories. Stores are added to the comparable store base at the beginning of the fourteenth full month of operation.

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

         Selling, General and Administrative Expenses. Selling, general and administrative expenses, as a percent of net sales, increased 3.0% in 2004, to 33.4% from 30.4% in 2003. The impact of the change in accounting for vendor monies received to support our advertising programs increased expenses by $17.4 million, which represents 3.5% of this increase. As a percent of net sales, store expense decreased by 0.3% and corporate office costs decreased by 0.2% as both costs were leveraged over the larger sales base. The decrease in corporate office costs was achieved despite an increase of $670,000 in external fees and significant amounts of internal resources related to our compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

         Net Interest (Income). In 2004 we had net interest income of $163,000 compared with net interest income of $404,000 in 2003. The decrease is principally due to interest expense from mortgages related to our new distribution center and corporate offices, which expense commenced in August 2004.

         Store Pre-Opening Expenses. Pre-opening expenses for the 15 new stores opened in 2004 and the two stores which were relocated during the year, amounted to $4.0 million. In 2003, we opened ten new stores and relocated one store and incurred pre-opening expenses of $2.8 million.

         Income Taxes. Our effective income tax rate was 38.5% for 2004 and 38.2% for 2003.

QUARTERLY RESULTS AND SEASONALITY

         The following table sets forth our unaudited quarterly operating results for our eight most recent quarterly periods, and the number of stores open at the end of each period (dollars in thousands, except share and store data).

                                                           FIRST        SECOND        THIRD        FOURTH
                                                          QUARTER       QUARTER      QUARTER      QUARTER
                                                          --------     --------      --------     --------
   2005
   Net sales...........................................   $122,879     $113,489      $115,094      187,974
   Gross margin........................................     48,128       45,689        46,692       72,346
   Income (loss) from operations.......................      2,123          (21)       (2,928)      17,344
   Net income (loss)...................................      1,252          (50)       (1,900)      10,740
   Net income (loss) per share, diluted................   $   0.06     $  (0.00)     $   (.10)    $   0.53
   Diluted average shares outstanding..................     20,209       19,743        19,808       20,105

   Number of stores open at end of period..............         96           98           105          109
   Comparable store sales increase (decrease)..........       (2.0%)        1.0%        (4.0%)       (4.0%)


   2004
   Net sales...........................................   $111,469     $101,194      $107,713     $177,250
   Gross margin........................................     41,930       39,342        43,703       72,779
   Income from operations..............................      1,878          421         1,420       23,514
   Net income .........................................      1,228          335           865       14,420
   Net income per share, diluted ......................   $   0.06     $   0.02      $   0.04     $   0.72
   Diluted average shares outstanding..................     20,043       20,108        20,114       20,167

   Number of stores open at end of period..............         84           84            91           96
   Comparable store sales increase (decrease)..........        9.4%        (1.0%)         0.3%         5.6%

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

LIQUIDITY AND CAPITAL RESOURCES

         Our cash is used primarily for working capital to support our inventory requirements and fixtures and equipment, pre-opening expenses and beginning inventory for new stores. In recent years, we have financed our operations and new store openings primarily with cash from operations, the net proceeds we received from our initial public offering in 1997 and from a secondary offering in 2002. In 2004 we borrowed $30.0 million under two mortgage agreements we have with Wachovia Bank to finance our new distribution center and corporate offices.

         At December 31, 2005 and 2004, our working capital was $158.6 million and $150.4 million, respectively. During 2005, 2004 and 2003, cash of $14.6 million, $18.5 million and $23.2 million was generated by operations, respectively. In these three periods, $9.8 million, $21.3 million and $19.0 million of cash, respectively, was used to increase inventory levels to support both new and existing stores. In 2004 and 2003, part of the inventory increase was financed through increases in accounts payable of $14.5 million and $9.8 million, respectively. We also had the tax benefit from our executives exercising stock options in the amount of $1.2 million in 2005, $2.3 million in 2004, and $2.7 million in 2003.

         Net cash used in investing activities during 2005, 2004 and 2003 was $3.8 million, $44.4 million and $42.5 million, respectively. In 2005 this use of cash was for capital expenditures of $16.1 million, paid for in part through the sale of $12.2 million in marketable securities. We spent $11.0 million for new stores and the remainder for remodeling existing stores and upgrading systems. In 2004 we spent $27.0 million for the construction of our new distribution center, $11.1 million for new stores and $6.3 million for remodeling existing stores and upgrading systems. In 2003 cash used in investing activities was for capital expenditures including $16.6 million for land and the construction of our distribution center, new stores, remodeling existing stores, upgrading systems and warehouse equipment. In 2006, we expect to spend approximately $19.0 million on capital expenditures, which includes $11.0 million for new store openings, and the remainder for remodeling existing stores, upgrading systems in existing stores, warehouse equipment and corporate systems development.

         We maintain two mortgage agreements with Wachovia Bank related to our new distribution center and corporate offices, of which $26.8 and $29.4 million was outstanding at December 31, 2005 and 2004, respectively. The mortgages are secured by land, building, and equipment. Of the original $30.0 million in mortgages, $22.5 million ($20.6 million at December 31, 2005) is repayable over 15 years and $7.5 million ($6.2 million at December 31, 2005) is repayable over 7 years. Fixed monthly payments totaling $214,000 started in October 2004. The mortgages bear interest at rates that will vary between LIBOR plus 85 basis points and LIBOR plus 135 basis points, depending on the debt service coverage ratio and the length of the mortgage payment. We have the option of fixing the interest rate at any time. The mortgages contain covenants that, among other things, restrict our ability to incur additional indebtedness or guarantee obligations in excess of $8.0 million, engage in mergers or consolidations, dispose of assets, make acquisitions requiring a cash outlay in excess of $10.0 million, make loans or advances in excess of $1.0 million, or change the nature of our business. We are restricted in capital expenditures, paying dividends and making other distributions unless certain financial covenants are maintained including those relating to tangible net worth, funded debt and a current ratio. The mortgages also define various events of default, including cross default provisions, defaults for any material judgments or a change in control. At December 31, 2005, we were in compliance with these agreements.

         At December 31, 2005 we had a $25.0 million line of credit agreement with Wachovia Bank, which expired on May 1, 2006. Borrowing under this line will bear interest at LIBOR plus 95 basis points and is subject to the same covenants as the mortgages described above. As of December 31, 2005, there were no borrowings outstanding under this agreement. On February 22, 2006 we amended our line of credit agreement to increase the aggregate amount available from $25.0 million to $35.0 million and to extend the expiration date from May 1, 2006 to May 31, 2007.

         We believe the cash generated from operations during the year and available borrowings under our line of credit agreement with Wachovia Bank will be sufficient to finance our working capital and capital expenditure requirements for at least the next 12 months.

         We lease our retail stores and some vehicles under noncancelable operating leases. At December 31, 2005 our total obligations under these operating leases were $263.0 million. The following table reflects as of December 31, 2005 the payments due for the periods indicated.

                                                                  PAYMENTS DUE BY PERIOD ($000)
                                               ---------------------------------------------------------------
                                                               LESS THAN                               AFTER
          CONTRACTUAL OBLIGATIONS                 TOTAL         1 YEAR      1-3 YEARS     4-5 YEARS   5 YEARS
------------------------------------------     ----------      --------    ----------     ---------   --------
Long-term Debt(1).........................     $   35,330      $  3,931    $   10,976     $  6,371    $ 14,052

Store Operating Leases (2)................        263,038        33,956        96,142       55,113      77,827
Vehicle and Equipment Leases..............          1,656           452         1,006          198          --
Purchase Obligations (3)..................            105            90            15           --          --
Deferred Tax Liability (4)................             --            --            --           --          --
Total Contractual Cash Obligations........     $  300,129      $ 38,429    $  108,139     $ 61,682    $ 91,879

------------------------------------
(1) Includes interest calculated using the effective rate of 5.3% as of December 31, 2005.

(2) Most store leases have an average initial term of ten years, with three five year renewal options, and provide for predetermined escalation in future minimum annual rent. Rent escalations are amortized over the initial lease term commencing on the date we take possession. The pro rata portion of scheduled rent escalations has been included in other long-term liabilities in the balance sheet

(3) Purchase obligations include agreements for goods and services that are enforceable and legally binding on the Company and that specify all significant terms. As of December 31, 2005, such obligations include telephone services and software licenses and maintenance contracts for information technology.

(4) The amount of deferred income taxes has been excluded from the above table as the timing of any cash payment is uncertain. See Note 7 of the Notes to Consolidated Financial Statements for additional information regarding our deferred tax position.

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

         Merchandise Inventories. We value our inventories at stores at the lower of cost or market with cost being determined using the retail inventory method. Because we do not have perpetual inventory records for inventory in our stores, we perform complete physical inventories in each of our stores at the end of each year. The actual physical count of merchandise is made principally by third-party inventory counting service firms. Warehouse inventories are determined on a first-in, first-out basis. We include as inventoriable costs certain indirect costs, such as purchasing and receiving costs, inbound freight, duties related to import purchases, internal transfer costs and warehousing costs.

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

         Impairment of Long-Lived Assets. In accordance with generally accepted accounting principles, we review long-lived assets for impairment by comparing the carrying value of assets with their estimated future undiscounted cash flows. To the extent these future estimates change, the conclusion regarding impairment may differ from our current estimates, and the loss, if any, would be recognized at that time. The impairment loss is calculated as the difference between asset carrying values and the present value of estimated net cash flows or comparable market values, giving consideration to recent operating performance and pricing trends.

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

CHANGE IN ACCOUNTING PRINCIPLE

         As of January 1, 2004, for all vendor contracts entered into or modified after December 31, 2002, we have adopted the Emerging Issues Task Force
(EITF) 02-16, Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor. EITF 02-16 addresses the accounting for cash consideration received by a customer from a vendor (e.g., slotting fees, cooperative advertising payments, buydowns) and rebates or refunds from a vendor that is payable only if the customer completes a specified cumulative level of purchases or remains a customer for a specified time period. The change in accounting means that vendor monies which support our advertising programs are now being recorded as a reduction in the cost of inventory, and are recognized as a reduction of cost of goods sold when the inventory is sold. Previously, they were accounted for as an offset to advertising costs. In 2004, net income was reduced by $3.4 million, or $0.17 per share, gross margins increased by $11.9 million, selling, general and administrative costs increased by $17.4 million and inventory decreased by $5.5 million.

RECENT ACCOUNTING PRONOUNCEMENTS

         On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123(R), Share-Based Payment (FAS 123(R)). FAS 123(R) revised FASB Statement No. 123, Accounting for Stock-Based Compensation (FAS
123) and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. FAS 123(R) must be adopted no later than for fiscal years beginning after June 15, 2005.

         Previously, in complying with FAS 123, we disclosed the value of stock options granted and its pro forma impact on our net income in a footnote to our financial statements. Information contained in our footnotes provides the impact on pro forma net income for past financial statements. Effective January 1, 2006 we adopted the modified prospective application of implementing FAS123(R). As of December 31, 2005, the compensation cost related to non-vested stock options not yet recognized totals $3.4 million. This amount will be recognized over the next 32 months. The impact of the adoption of FAS 123(R) on 2006 net income, including an estimate of options to be granted in 2006, is expected to be $0.08 per diluted share.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         We invest cash balances in excess of operating requirements primarily in money market mutual funds and to a lesser extent in interest-bearing securities with maturities of less than two years. The fair value of our cash and equivalents at December 31, 2005 approximated carrying value. We had no borrowings outstanding under the line of credit at December 31, 2005. The interest rates on our mortgages fluctuate with market rates and therefore the value of these financial instruments will not be impacted by a change in interest rates. Based on the amounts existing at December 31, 2005, the impact of a hypothetical increase or decrease in interest rates of 10% compared with the rates in effect at December 31, 2005 would result in an increase or decrease in our interest expense of $143,000 annually, and an increase or decrease in our interest income of $183,000 annually.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                           A.C. MOORE ARTS & CRAFTS, INC.

                                                                                                               PAGE
                                                                                                               ----
Report of Independent Registered Public Accounting Firm.........................................................35

Consolidated Balance Sheets at December 31, 2005 and 2004.......................................................37

Consolidated Statements of Income for each of the three years in the period ended December 31, 2005..................................................................38

Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended December 31, 2005......................................................39

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2005..................................................................40

Notes to Consolidated Financial Statements......................................................................41

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of A.C. Moore Arts & Crafts, Inc.:

We have completed integrated audits of A.C. Moore Arts & Crafts, Inc.'s December 31, 2005 and December 31, 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its December 31, 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements
---------------------------------

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of A.C. Moore Arts & Crafts, Inc. and its subsidiaries at December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting
-----------------------------------------

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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



/s/ PricewaterhouseCoopers LLP
Philadelphia, PA
March 7, 2006

                                 A.C. MOORE ARTS & CRAFTS, INC.
                                  CONSOLIDATED BALANCE SHEETS

                                     (DOLLARS IN THOUSANDS)

                                                                            December 31,
                                                                    --------------------------
                                                                      2005             2004
                                                                    ---------        ---------
ASSETS
Current assets:
   Cash and cash equivalents...................................     $  57,748        $  48,428
   Marketable securities.......................................         5,224           17,558
   Inventories.................................................       152,646          142,832
   Prepaid expenses and other current assets...................         6,900            7,655
   Deferred tax asset..........................................           734            2,673
                                                                    ---------        ---------
                                                                      223,252          219,146
Non current assets:
    Property and equipment, net................................        88,098           83,219
    Other assets...............................................         1,407            1,747
                                                                    ---------        ---------
                                                                    $ 312,757        $ 304,112
                                                                    =========        =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt...........................     $   2,571        $   2,571
   Trade accounts payable......................................        46,445           50,256
   Accrued payroll and payroll taxes...........................         3,928            3,706
   Accrued expenses............................................        10,044            8,573
   Income taxes payable........................................         1,679            3,626
                                                                    ---------        ---------
                                                                       64,667           68,732
                                                                    ---------        ---------
Non current liabilities:
   Long-term debt..............................................        24,215           26,786
   Deferred tax liability......................................         8,039            8,584
   Accrued lease liability.....................................        17,327           13,795
                                                                    ---------        ---------
                                                                       49,581           49,165
                                                                    ---------        ---------
                                                                      114,248          117,897
                                                                    ---------        ---------
Commitments and contingencies

Shareholders' equity:
   Preferred stock, no par value, 10,000,000 shares authorized;
     none issued...............................................            --               --

   Common stock, no par value, 40,000,000 shares authorized;
     issued and outstanding 19,816,774 shares at December 31,
     2005 and 19,655,100 shares at December 31, 2004...........       111,383          109,131

   Retained earnings...........................................        87,126           77,084
                                                                    ---------        ---------
                                                                      198,509          186,215
                                                                    ---------        ---------
                                                                    $ 312,757        $ 304,112
                                                                    =========        =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                         A.C. MOORE ARTS & CRAFTS, INC.
                                       CONSOLIDATED STATEMENTS OF INCOME

                                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)



                                                                                     DECEMBER 31,
                                                                    ------------------------------------------
                                                                      2005             2004            2003
                                                                    ---------        ---------       ---------
Net sales...................................................        $ 539,436        $ 497,626       $ 433,928
Cost of sales (including buying and distribution costs).....          326,581          299,872         272,034
                                                                    ---------        ---------       ---------
Gross margin................................................          212,855          197,754         161,894
Selling, general and administrative expenses................          192,878          166,485         131,890
Store pre-opening expenses..................................            3,459            4,036           2,842
                                                                    ---------        ---------       ---------
Income from operations......................................           16,518           27,233          27,162
    Interest expense........................................            1,234              380              92
    Interest (income).......................................             (784)            (543)           (496)
                                                                    ---------        ---------       ---------
Income before income taxes..................................           16,068           27,396          27,566
    Provision for income taxes..............................            6,026           10,548          10,532
                                                                    ---------        ---------       ---------
Net income..................................................        $  10,042        $  16,848       $  17,034
                                                                    =========        =========       =========
Basic net income per share..................................        $    0.51        $    0.86       $    0.89
                                                                    =========        =========       =========
Diluted net income per share...............................         $    0.50        $    0.84       $    0.86
                                                                    =========        =========       =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                           A.C. MOORE ARTS & CRAFTS, INC.
                             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                          (IN THOUSANDS EXCEPT SHARE DATA)


                                                                              Common       Retained
                                                               Shares         Stock        Earnings        Total
                                                             ----------      --------      --------       --------
Balance, December 31, 2002............................       18,806,047        99,654       43,202         142,856
Net income............................................               --            --       17,034          17,034
Exercise of stock options.............................          551,494         2,719           --           2,719
Tax benefit from exercise of stock options............               --         2,650           --           2,650
                                                             ----------      --------      -------        --------
Balance, December 31, 2003............................       19,357,541       105,023       60,236         165,259
Net income............................................               --            --       16,848          16,848
Exercise of stock options.............................          297,559         1,805           --           1,805
Tax benefit from exercise of stock options............               --         2,303           --           2,303
                                                             ----------      --------      -------        --------
Balance, December 31, 2004............................       19,655,100      $109,131      $77,084        $186,215
Net income............................................           --             --          10,042          10,042
Exercise of stock options.............................         161,674          1,023         --             1,023
Tax benefit from exercise of stock options............           --             1,229         --             1,229
                                                             ----------      --------      -------        --------
Balance, December 31, 2005............................       19,816,774      $111,383      $87,126        $198,509
                                                             ==========      ========      =======        ========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                    A.C. MOORE ARTS & CRAFTS, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (IN THOUSANDS)


                                                                      YEAR ENDED DECEMBER 31,
                                                               -------------------------------------
                                                                 2005           2004          2003
                                                               --------       --------      --------
Cash flows from operating activities:
Net income...............................................      $ 10,042       $ 16,848      $ 17,034
Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation and amortization.........................        10,769          8,967         7,178
   Loss on disposal of assets                                       438             --            --
   Provision for (benefit of) deferred income taxes, net.          (484)         1,934          (371)
   Changes in assets and liabilities:
     Inventories.........................................        (9,814)       (21,339)      (18,996)
     Prepaid expenses and other current assets...........           755         (4,693)         (233)
     Accounts payable, accrued payroll and payroll taxes
       and accrued expenses..............................        (2,118)        14,461         9,758
     Deferred lease liability............................         3,532          3,272         2,671
     Income taxes payable................................         1,160           (897)        6,135
     Other ..............................................           340            (58)           51
                                                               --------       --------      --------
Net cash provided by operating activities................        14,620         18,495        23,227
                                                               --------       --------      --------
Cash flows from investing activities:
   Capital expenditures..................................       (16,086)       (40,999)      (28,356)
   Proceeds from maturation of marketable securities.....        22,570            686            --
   Investment in marketable securities...................       (10,236)        (4,112)      (14,132)
                                                               --------       --------      --------
Cash flows (used in) investing activities................        (3,752)       (44,425)      (42,488)
                                                               --------       --------      --------
Cash flows from financing activities:
   Exercise of stock options.............................         1,023          1,805         2,719
   Increase in long-term debt............................            --         30,000            --
   Repayment of long-term debt ..........................        (2,571)          (643)           --
   Repayment of equipment leases.........................            --           (504)       (1,342)
                                                               --------       --------      --------
Net cash provided by (used in) by financing activities...        (1,548)        30,658         1,377
                                                               --------       --------      --------
Net increase (decrease) in cash and cash equivalents.....         9,320          4,728       (17,884)
Cash and cash equivalents at beginning of period.........        48,428         43,700        61,584
                                                               --------       --------      --------
Cash and cash equivalents at end of period...............      $ 57,748       $ 48,428      $ 43,700
                                                               ========       ========      ========

Supplemental cash flow information:
Cash paid during the year for:
   Interest..............................................      $  1,197       $    496      $     95
                                                               ========       ========      ========
   Income taxes..........................................      $  5,345       $  9,553      $  4,807
                                                               ========       ========      ========
Non-cash items:
    Tax benefit of stock options.........................      $  1,229       $  2,303      $  2,650
                                                               ========       ========      ========
----------------------------------------------------------------------------------------------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         A.C. MOORE ARTS & CRAFTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and basis of presentation. A.C. Moore Arts & Crafts, Inc. became a holding company in July 1997 by incorporating in Pennsylvania and exchanging its common stock for all of the capital stock of A.C. Moore Inc. held by its shareholders. The consolidated financial statements include the accounts of A.C. Moore Arts & Crafts, Inc. and its wholly owned subsidiaries (collectively the "Company"). All intercompany accounts and transactions have been eliminated. As of December 31, 2005, the Company operated a 109-store chain of retail arts and crafts stores in the eastern region of the United States.

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

In accordance with generally accepted accounting principles, the Company reviews long-lived assets for impairment by comparing the carrying value of assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss would be recognized during that period. The impairment loss is calculated as the difference between the carrying values of the asset and the present value of estimated net cash flows or comparable market values, giving consideration to recent operating performance and pricing trends. The Company had no impairment losses related to long-lived assets during 2005, 2004 or 2003.

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

Revenue recognition. The Company recognizes revenue at the time of sale of merchandise to its customers. The value of point of sale coupons, which have a very limited life, and other discounts that result in a reduction of the price paid by the customer are recorded as a reduction of sales. Sales returns, which are reserved for based on historical experience, are provided for in the period that the related sales are recorded. Proceeds from the sale of gift cards are recorded as gift card liabilities and recognized as revenue when redeemed by the holder.

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

Advertising costs. The costs incurred for advertising are expensed the first time the advertising takes place and are offset by reimbursements received under cooperative advertising programs with certain vendors. Co-op advertising funds are only recognized when we have performed our contractual obligations under a co-op advertising agreement. Advertising expense before the consideration of cooperative advertising allowances was $29.8 million, $23.9 million and $20.4 million for 2005, 2004 and 2003 respectively, and is included in selling, general, and administrative expense.

Fair value of financial instruments. The carrying amounts of cash, cash equivalents and marketable securities, accounts receivable, other current assets, accounts payable, accrued expenses and other liabilities approximate fair value because of the short maturity of these instruments. The Company invests cash balances in excess of operating requirements primarily in money market mutual funds and to a lesser extent in interest-bearing securities with maturities of less than two years. The fair value of the Company's cash and equivalents at December 31, 2005 and December 31, 2004 approximated carrying value. The Company had no borrowings outstanding under the line of credit at December 31, 2005 or December 31, 2004. The interest rates on the Company's mortgages fluctuate with market rates and therefore the value of these financial instruments will not be impacted by a change in interest rates. Based on the amounts existing at December 31, 2005, the impact of a hypothetical increase or decrease in interest rates of 10% compared with the rates in effect at December 31, 2005 would result in an increase or decrease in the Company's interest expense of $143,000 annually, and an increase or decrease in the Company's interest income of $183,000 annually.

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

Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant date for awards under those plans, consistent with the requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," net income and earnings per share would have been reduced to the following pro forma amounts:

                                                                        2005           2004             2003
                                                                     ------------   -------------    -------------
                                                                         (In thousands, except per share data)
Net income.....................  -- As reported                      $     10,042   $      16,848    $      17,034
                                 -- Compensation cost, net of tax           1,827           1,749            1,268
                                 -- Pro forma                               8,215          15,099           15,766

Basic earnings per share.......  -- As reported                      $       0.51   $        0.86    $        0.89
                                 -- Pro forma                                0.42            0.78             0.82
Diluted earnings per share.....  -- As reported                      $       0.50   $        0.84    $        0.86
                                 -- Pro forma                                0.41            0.75             0.80

The pro forma results may not be representative of the effects on reported operations for future years. The fair value of the options was calculated using a Black-Scholes options pricing model with the following weighted-average assumptions:

                                                                2005           2004          2003         2002
                                                              ----------    -----------  ------------  ----------
Average fair value of options granted....................     $  9.79       $  11.15     $   12.99     $   10.08
Risk free interest rate..................................        4.4%           3.8%          3.2%          4.1%
Dividend yield...........................................           -              -            -             -
Average expected life....................................        5.0 yrs        4.9 yrs       4.5 yrs       7 yrs
Expected stock price volatility..........................       38.9%          54.9%         56%           45.2%

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123(R), Share-Based Payment (FAS 123(R)). FAS 123(R) revised FASB Statement No. 123, Accounting for Stock-Based Compensation (FAS 123) and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. Companies must adopt FAS 123(R) no later than the beginning of their next fiscal year that begins after June 15, 2005. The Company adopted FAS 123(R) in its first quarter of 2006.

Previously, in complying with FAS 123, the Company disclosed the value of stock options granted and its pro forma impact on its net income in a footnote to its financial statements. Information contained in the Company's footnotes provides the impact on pro forma net income for past financial statements. The Company adopted the modified prospective application of implementing FAS 123(R).

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

2.       CHANGE IN ACCOUNTING PRINCIPLE

For all vendor contracts entered into or modified after December 31, 2002, the Company has adopted the Emerging Issues Task Force (EITF) 02-16, Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor. EITF 02-16 addresses the accounting for cash consideration received by a customer from a vendor (e.g., slotting fees, cooperative advertising payments, buydowns) and rebates or refunds from a vendor that is payable only if the customer completes a specified cumulative level of purchases or remains a customer for a specified time period. The change in accounting means that vendor monies which support the Company's advertising programs are now being recorded as a reduction in the cost of inventory, and are recognized as a reduction of cost of goods sold when the inventory is sold. Previously, they were accounted for as an offset to advertising costs. This accounting change results in a timing difference as to when these monies are recognized in the Company's income statement. The adoption of EITF 02-16 reduced the Company's 2005 net income by $1.3 million or $0.07 per share. In 2005, the change increased gross margin by $16.7 million, increased selling, general and administrative costs by $18.7 million, and decreased inventory by $2.0 million. In 2004 net income was reduced by $3.4 million, $0.17 per share, gross margin increased by $11.9 million, selling, general and administrative costs increased by $17.4 million and inventory decreased by $5.5 million. In 2003 the Company recorded vendor advertising support as a reduction of selling general and administrative expenses in the amount of $13.6 million.

3.       EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                             YEAR ENDED
                                                             DECEMBER 31,
                                               -------------------------------------
                                                 2005           2004          2003
                                               --------       --------       -------
                                               (In thousands, except per share data)
Net income.................................    $ 10,042       $ 16,848       $ 17,034
                                               ========       ========       ========
Weighted average shares:
     Basic................................       19,758         19,482         19,113
     Incremental shares from assumed
       exercise of stock options..........          391            530            616
                                               --------      ---------       --------
     Diluted..............................       20,149         20,012         19,729
                                               ========      =========       ========
Basic net income per share................     $   0.51      $    0.86       $   0.89
                                               ========      =========       ========
Diluted net income per share..............     $   0.50      $    0.84       $   0.86
                                               ========      =========       ========
Stock options excluded from calculation
     because exercise price was greater than
     average market price.................          308            306            615
                                               --------      ---------       --------

4.       PROPERTY AND EQUIPMENT

Property and equipment consists of:

                                                                                         YEAR ENDED
                                                                                ----------------------------
                                                                                        DECEMBER 31,
                                                                                ----------------------------
                                                                                   2005              2004
                                                                                ----------        ----------
                                                                                       (in thousands)
         Land..............................................................     $    2,466        $    2,466
         Buildings and improvements.......................................          38,370            38,133
         Furniture, fixtures and equipment.................................         88,932            74,907
         Leasehold improvements............................................          6,205             6,364
         Equipment for future stores.......................................            525               309
                                                                                ----------        ----------
                                                                                   136,498           122,179
         Less:  Accumulated depreciation and amortization..................        (48,400)          (38,960)
                                                                                ----------        ----------
                                                                                $   88,098        $   83,219
                                                                                ==========        ==========

6.       FINANCING AGREEMENT

We maintain two mortgage agreements with Wachovia Bank on our new corporate offices and distribution center of which $26.8 million was outstanding at December 31, 2005. The mortgages are secured by land, building and equipment. Of the original $30.0 million in mortgages, $22.5 million ($20.6 million as of December 31, 2005) is repayable over 15 years and $7.5 million ($6.2 million as of December 31, 2005) is repayable over 7 years. Fixed monthly payments totaling $214,000 started in October 2004. The mortgages bear interest at rates that will vary between LIBOR plus 85 basis points and LIBOR plus 135 basis points, depending on the debt service coverage ratio and the length of the mortgage payment. At December 31, 2005, LIBOR was 4.4%. We have the option of fixing the interest rate at any time. The mortgages contain covenants that, among other things, restrict our ability to incur additional indebtedness or guarantee obligations in excess of $8.0 million, engage in mergers or consolidations, dispose of assets, make acquisitions requiring a cash outlay in excess of $10.0 million, make loans or advances in excess of $1.0 million, or change the nature of our business. We are restricted in capital expenditures, paying dividends and making other distributions unless certain financial covenants are maintained including those relating to tangible net worth, funded debt and a current ratio. The mortgages also define various events of default, including cross default provisions, defaults for any material judgments or a change in control. At December 31, 2005, we were in compliance with these agreements.

At December 31, 2005 we had a $25.0 million line of credit agreement with Wachovia Bank, which expired on May 1, 2006. Borrowing under this line will bear interest at LIBOR plus 95 basis points and is subject to the same covenants as the mortgages described above. At December 31, 2005 and 2004, there were no borrowings outstanding under this agreement. On February 22, 2006, we amended our line of credit agreement to increase the aggregate amount available from $25.0 million to $35.0 million and to extend the expiration date from May 1, 2006 to May 31, 2007.

7.       INCOME TAXES

A reconciliation of income tax expense at the federal income tax rate to the income tax provision is as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                                             ---------------------------------
                                                              2005        2004          2003
                                                             ------     --------      --------
                                                                     (in thousands)
  United States federal taxes at statutory rate........      $5,624     $  9,595      $  9,643
  State and local taxes, net...........................         673        1,236         1,163
  Other, principally tax free interest.................        (271)        (283)         (274)
                                                             ------     --------      --------
  Income tax provision.................................      $6,026     $ 10,548      $ 10,532
                                                             ======     ========      ========

The income tax provision consists of the following:

                                                                 YEAR ENDED DECEMBER 31,
                                                             ---------------------------------
                                                              2005        2004          2003
                                                             ------     --------      --------
                                                                     (in thousands)
Current tax expense:
  Federal..............................................      $5,487     $  6,407      $  8,083
  State................................................       1,023        2,207         2,820
                                                             ------     --------      --------
     Total current.....................................       6,510        8,614        10,903
                                                             ------     --------      --------
Deferred tax expense:
  Federal..............................................        (497)       2,239          (354)
  State................................................          13         (305)          (17)
                                                             ------     --------      --------
     Total deferred....................................        (484)       1,934          (371)
                                                             ------     --------      --------
     Total income tax provision........................      $6,026     $ 10,548      $ 10,532
                                                             ======     ========      ========

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

                                                                              December 31,
                                                                        ----------------------
                                                                          2005          2004
                                                                        --------      --------
                                                                            (in thousands)
           CURRENT DEFERRED TAXES
           Inventory valuation........................................  $    677      $  3,276
           Insurance claim receivable.................................      (345)         (537)
           Other......................................................       402           (66)
                                                                        --------      --------
           Total current deferred taxes...............................  $    734      $  2,673
                                                                        --------      --------

           NON-CURRENT DEFERRED TAXES
           Property and equipment.....................................   (12,747)      (12,860)
           Other......................................................       402           (66)
           Accrued rent expense.......................................     4,708         4,276
                                                                        --------      --------
           Total non-current deferred taxes...........................    (8,039)       (8,584)
                                                                        --------      --------
           Net deferred tax...........................................  $ (7,305)     $ (5,911)
                                                                        --------      --------

8.       SHAREHOLDERS' EQUITY

The Company has authorized 10,000,000 shares of undesignated preferred stock. The Company may issue preferred stock in one or more series by vote of its Board of Directors having the dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices and liquidation preferences approved by the Board of Directors.

Under the Company's Employee, Director and Consultant Stock Option Plan (the "1997 Plan"), the Company may grant up to 2,000,000 shares of common stock. Stock options expire ten years from the date of grant and vest ratably over a three year period. Shares available for future grants under the 1997 Plan amounted to 9,877 at December 31, 2005 and 7,309 at December 31, 2004.

In March 2002, the Company's Board of Directors adopted the Company's 2002 Stock Option Plan (the "2002 Plan"). This Plan was approved by majority shareholder vote at the Company's Annual Meeting of Shareholders on May 16, 2002. Under the 2002 Plan, the Company may grant up to 1,500,000 shares of common stock. Stock options expire ten years from the date of grant and vest ratably over a three year period. Shares available for future grants under the 2002 Plan amounted to 627,283 at December 31, 2005 and 845,460 at December 31, 2004.

For 2005, 2004, and 2003, the Company's stock option activity is summarized below:

                                                      2005                    2004                     2003
                                           -----------------------  ----------------------  -----------------------
                                                          WEIGHTED                WEIGHTED                 WEIGHTED
                                                           AVERAGE                 AVERAGE                  AVERAGE
                                                          EXERCISE                EXERCISE                 EXERCISE
                                            OPTIONS         PRICE    OPTIONS        PRICE    OPTIONS         PRICE
                                           ----------     --------  ----------    --------  ----------     --------
Outstanding at beginning of year......      1,431,132      $ 14.76   1,544,452     $ 12.23   1,798,275      $  7.48
Granted...............................        237,375        23.74     215,875       21.95     322,375        26.63
Forfeited.............................         21,766        24.42      31,636       22.40      24,704        15.44
Exercised.............................        161,674         6.37     297,559        6.07     551,494         4.93
                                           ----------      -------  ----------     -------  ----------      -------
Outstanding at end of year............      1,485,067      $ 16.97   1,431,132     $ 14.76   1,544,452      $ 12.23
                                           ==========      =======  ==========     =======  ==========      =======
Exercisable at end of year............      1,019,544      $ 13.83     930,105     $ 10.14     931,224      $  6.12
                                           ==========      =======  ==========     =======  ==========      =======

Using a Black-Scholes options pricing model, the average grant date fair value of options granted was $9.79, $11.15, and $12.99 for options granted in 2005, 2004 and 2003, respectively.

The following table summarizes information about stock options outstanding at December 31, 2005.

                                 STOCK OPTIONS OUTSTANDING                      STOCK OPTIONS EXERCISABLE
                      ---------------------------------------------------  ------------------------------------
                                    WEIGHTED AVERAGE        WEIGHTED                               WEIGHTED
     RANGE OF                        REMAINING LIFE     AVERAGE EXERCISE                       AVERAGE EXERCISE
  EXERCISE PRICES       SHARES           (YEARS)             PRICE              SHARES              PRICE
  ---------------     ---------     ----------------    -----------------     ---------        ----------------
     2.88-3.94          233,179           4.2               $   3.48            233,179           $    3.48
     4.50-5.45          126,417           2.3                   4.67            126,417                4.67
     7.69-8.32          143,871           4.5                   8.10            143,871                8.10
    19.11-21.95         453,482           7.6                  20.36            242,058                9.77
   23.51 - 27.15        528,118           8.6                  25.37            274,019               26.67
                      ---------     ----------------    ----------------      ---------         ----------------
                      1,485,067           6.7                $ 16.97          1,019,544           $   14.38
                      =========     ================    =================     =========         ================

9.       RETIREMENT PLAN

In January 1999 the Company established a 401(k) savings plan (the "401(k) Plan") for eligible team members. Participation in the 401(k) Plan is voluntary and available to any team member who is 21 years of age and has completed a three month eligibility period. Participants may elect to contribute up to 100% of their compensation. In accordance with the provisions of the 401(k) Plan, the Company makes a matching contribution to the account of each participant in an amount equal to 25% of the first 6% of eligible compensation contributed by each participant with a maximum match of $1,500. The Company's matching contribution expense for 2005, 2004 and 2003 was $339,000, $298,000, and $287,000,
respectively.

10.      COMMITMENTS AND CONTINGENCIES

COMMITMENTS

The Company leases its retail stores and some vehicles under noncancelable operating leases. Most store leases have an average initial term of ten years, with three five year renewal options, and provide for predetermined escalations in future minimum annual rent or additional rent contingent upon store sales levels. Rent escalations are amortized over the initial term commencing on the date the Company takes possession. The pro rata portion of rent holidays and scheduled rent escalations has been included in accrued lease liabilities in the accompanying balance sheet. For the years 2005, 2004 and 2003 the amounts of rent expense recognized over the amounts paid were $1,027,000, $1,674,000, and $1,197,000 respectively, and has been included in other accrued lease liabilities in the accompanying consolidated balance sheet.

Rent expense under operating leases consists of:

                                                                       YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                               2005            2004             2003
                                                              -------         -------         -------
                                                                           (in thousands)
       Minimum rentals..............................          $29,017         $27,017         $23,503
       Contingent payments..........................               62              84             107
                                                              -------         -------         -------
                                                              $29,079         $27,101         $23,610
                                                              =======         =======         =======

As of December 31, 2005, the Company entered into nine leases for stores to open in 2006.

Future minimum lease payments (including those for unopened stores) as of December 31, 2005 for non-cancelable operating leases with terms in excess of one year are as follows (in thousands):

                 2006................................................    $   34,409
                 2007................................................        34,671
                 2008................................................        32,125
                 2009................................................        30,351
                 2010................................................        29,344
                 Thereafter..........................................       103,795
                                                                         ----------
                 Total minimum future rentals........................    $  264,695
                                                                         ==========

CONTINGENCIES

The Company is not a party to any material legal proceedings other than routine litigation incidental to its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, operating results or cash flows of the Company.

11.      RELATED PARTY TRANSACTIONS

As of December 31, 2004 the Company had a receivable based on premiums it had paid in years prior to 2003 for a split-dollar second-to-die life insurance policy on the lives of Jack Parker and Patricia A. Parker. In the first quarter of 2005, Mr. Parker reimbursed the Company for the full amount of the receivable, $516,000.

Richard J. Drake, a director of the Company, is a member of a law firm which the Company retains. The Company has paid fees to Mr. Drake's firm in the amount of $112,000, $83,000 and $121,000 during the years ended December 31, 2005, 2004 and 2003, respectively.

Michael J. Joyce, a director of the Company since 2004 and chair of the Company's Audit Committee, is a director of Heritage Property Investment Trust, Inc. ("Heritage"). The Company leased 1 of its store locations in 2005 and 2004 from Heritage. The Company paid rent to Heritage in the amount of $206,000 and $193,000 during the years ended December 31, 2005 and 2004, respectively.

In 2003 the Company paid Regal Bag Corporation and related companies ("Regal") $352,000 for merchandise sold in the Company's stores. William Kaplan, a director of the Company, is Chairman of the Board of Directors and an executive officer and principal shareholder of Regal.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

         We had no changes in or disagreements with accountants on accounting and financial disclosure of the type referred to in Item 304(b) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES.

         CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

         We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2005, our disclosure controls and procedures, as defined in Rule 13a-15(e), were effective at the reasonable assurance level, to ensure that (i) information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

         PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has audited our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 as stated in their report which is included herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         Our management carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Based on this evaluation, our management determined that no change in our internal control over financial reporting occurred during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

         On March 10, 2006, the Board of Directors agreed that William Kaplan would receive annual compensation for services in 2006 equal to the same amounts paid to the Company's other non-employee directors. Accordingly, for his services in 2006, Mr. Kaplan will receive an annual cash retainer of $30,000, an additional annual cash retainer of $2,500 for his service as a member of the Nominating and Corporate Governance Committee and an annual stock option grant pursuant to the Company's 2002 Stock Option Plan. The amount of shares subject to the option grant and the exercise price will be determined by the Company's Board of Directors in August 2006.

         As previously disclosed, Eli J. Segal, Lead Director of the Company's Board of Directors, passed away on February 20, 2006. In consideration of Mr. Segal's prior services as the Lead Director of the Company, on March 9, 2006, the Board of Directors approved an award to Mr. Segal's estate of a death benefit equal to $50,000 in cash. In addition, the Board of Directors agreed to have the Company continue to pay the expenses related to Mr. Segal's secretary for a period of two months from the date of his death.

                                    PART III


ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Incorporated by reference from our Proxy Statement relating to our 2006 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Form 10-K, except information concerning our executive officers which is set forth in Part I of this Annual Report on Form 10-K and which is incorporated herein by reference.

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

ITEM 11.        EXECUTIVE COMPENSATION.

         Incorporated by reference from our Proxy Statement relating to our 2006 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         Incorporated by reference from our Proxy Statement relating to our 2006 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Form 10-K.

EQUITY COMPENSATION PLAN INFORMATION

         The following table details information regarding our existing equity compensation plans as of December 31, 2005:

                                                                                                            (C)
                                                        (A)                                         NUMBER OF SECURITIES
                                                NUMBER OF SECURITIES              (B)             REMAINING AVAILABLE FOR
                                                 TO BE ISSUED UPON           WEIGHTED-AVERAGE      FUTURE ISSUANCE UNDER
                                                     EXERCISE OF            EXERCISE PRICE OF     EQUITY COMPENSATION PLANS
                                                 OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,    (EXCLUDING SECURITIES
                PLAN CATEGORY                    WARRANTS AND RIGHTS      WARRANTS AND RIGHTS    REFLECTED IN COLUMN (A))
------------------------------------------      ---------------------     -------------------    ---------------------------
Equity compensation plans approved by
security holders (1)......................            1,485,067               $ 16.97                   637,160
Equity compensation plans not approved by
security holders..........................               -                       -                         -
Total.....................................            1,485,067               $ 16.97                   637,160

--------------------------------------------
(1) These plans are our 1997 Employee, Director and Consultant Stock Option Plan and our 2002 Stock Option Plan.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Incorporated by reference from our Proxy Statement relating to our 2006 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Form 10-K.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES.

         Incorporated by reference from our Proxy Statement relating to our 2006 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Form 10-K.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

         (a) The following documents are filed as part of this Annual Report on Form 10-K:

             (1)   Financial Statements:

                   Report of Independent Registered Public Accounting Firm

                   Consolidated Balance Sheets at December 31, 2005 and 2004

                   Consolidated Statements of Income for each of the three years in the period ended December 31, 2005

                   Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended December 31, 2005

                   Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2005

                   Notes to Consolidated Financial Statements

             (2)   Financial Statement Schedules:

                   No financial statement schedules are required to be filed as part of this report.

             (3)   Exhibits:

                   The exhibits filed as part of this report are listed under exhibits at subsection (c) of this Item 15.

         (b) Exhibits:

             EXHIBIT NUMBER      DESCRIPTION
             --------------      -----------------------------------------------

                 3.1(1)          Articles of Incorporation

                 3.2(2)          Amended and Restated Bylaws

               +10.1(1)          1997 Employee, Director and Consultant Stock
                                 Option Plan

               +10.2(3)          2002 Stock Option Plan

               +10.3(1) Form of Stock Option Award Agreement under the 1997 Employee, Director and Consultant Stock Option Plan

             EXHIBIT NUMBER      DESCRIPTION
             --------------      -----------------------------------------------

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

              10.11(7) Modification Number One to Promissory Note dated as of November 3, 2004, by and between Wachovia Bank, National Association and A.C. Moore Arts & Crafts, Inc., A.C. Moore Incorporated, Moorestown Finance, Inc., Blackwood Assets, Inc. and A.C. Moore Urban Renewal, LLC

              10.12 Promissory Note and Loan Modification Agreement dated as of February 22, 2006, by and between Wachovia Bank, National Association and A.C. Moore Arts & Crafts, Inc., A.C. Moore Incorporated, Moorestown Finance, Inc., Blackwood Assets, Inc. and A.C. Moore Urban Renewal, LLC

             +10.13 Description of Directors and Named Executive Officers Compensation

               21.1(7)           Subsidiaries of the Company

             EXHIBIT NUMBER      DESCRIPTION
             --------------      -----------------------------------------------
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

-------------------------

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

(7) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 2004.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               A.C. MOORE ARTS & CRAFTS, INC.


Date: March 13, 2006                           By:      /s/ John E. Parker
                                                  ------------------------------
                                                        John E. Parker
                                                        Chief Executive Officer


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

          SIGNATURE                                   CAPACITY                                  DATE
   ---------------------------             --------------------------------------------     --------------
    /s/ John E. Parker                     Chief Executive Officer and Director             March 13, 2006
   ---------------------------             (Principal Executive Officer)
   John E. Parker

    /s/ Leslie H. Gordon                   Executive Vice President and Chief Financial     March 13, 2006
   ---------------------------             Officer (Principal Financial and Accounting
   Leslie H. Gordon                        Officer)


    /s/ William Kaplan                     Chairman of the Board                            March 13, 2006
   ---------------------------
   William Kaplan

    /s/ Lawrence H. Fine                   Director                                         March 13, 2006
   ---------------------------
   Lawrence H. Fine
                                                                                            March 13, 2006
    /s/ Richard Lesser                     Director
   ---------------------------
   Richard Lesser

    /s/ Richard J. Bauer                   Director                                         March 13, 2006
   ---------------------------
   Richard J. Bauer
                                                                                            March 13, 2006
    /s/ Richard J. Drake                   Director
   ---------------------------
   Richard J. Drake

   /s/ Michael J. Joyce                    Director                                         March 13, 2006
   ---------------------------
   Michael J. Joyce

   /s/ Lori J. Schafer                     Director                                         March 13, 2006
   ---------------------------
   Lori J. Schafer

                                  EXHIBIT INDEX

   EXHIBIT NUMBER            DESCRIPTION
   --------------            ---------------------------------------------------

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

   EXHIBIT NUMBER            DESCRIPTION
   --------------            ---------------------------------------------------
          10.11(7)           Modification Number One to Promissory Note dated as
                             of November 3, 2004, by and between Wachovia Bank,
                             National Association and A.C. Moore Arts & Crafts,
                             Inc., A.C. Moore Incorporated, Moorestown Finance,
                             Inc., Blackwood Assets, Inc. and A.C. Moore Urban
                             Renewal, LLC

          10.12 Promissory Note and Loan Modification Agreement dated as of February 22, 2006, by and between Wachovia Bank, National Association and A.C. Moore Arts & Crafts, Inc., A.C. Moore Incorporated, Moorestown Finance, Inc., Blackwood Assets, Inc. and A.C. Moore Urban Renewal, LLC

         +10.13              Description of Directors and Named Executive
                             Officers Compensation

          21.1(7)            Subsidiaries of the Company

          23.1               Consent of PricewaterhouseCoopers LLP

          31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")

          31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act

          32 Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-----------------------------------
+      Management contract or compensatory plan or arrangement.

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

(7) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 2004.