Form 10-K/A
period 2005-12-31
A.C. Moore Arts & Crafts, Inc.
filed 2006-04-26
CIK 1042809

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  For the fiscal year ended December 31, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ____________________ to ________________________

                        Commission file number 000-23157
                                               ---------

                         A.C. MOORE ARTS & CRAFTS, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                            PENNSYLVANIA                                                  22-3527763
   --------------------------------------------------------------            ------------------------------------
   (State or other jurisdiction of incorporation or organization)            (I.R.S. Employer Identification No.)

        130 A.C. MOORE DRIVE, BERLIN, NEW JERSEY                                            08009
        ----------------------------------------                                          ----------
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act |_| Yes     |X| No

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act. |_| Yes      |X| No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this Chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
|_| Large accelerated filer   |X| Accelerated filer    |_| Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act). |_| Yes     |X| No


As of June 30, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $485,000,000 based on $31.61, the closing price per share of the registrant's common stock on such date, as reported on the Nasdaq Stock Market. (1)


The number of shares of the registrant's common stock outstanding as of March 6, 2006 was 19,852,075.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

-------------------------
(1) The aggregate market value of the voting stock set forth above equals the number of shares of the registrant's common stock outstanding, reduced by the number of shares of common stock held by executive officers, directors and shareholders owning in excess of 10% of the registrant's common stock, multiplied by the last reported sale price for the registrant's common stock on the last business day of the registrant's most recently completed second fiscal quarter. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from this figure is an affiliate of the registrant or that any person whose holdings are included in this figure is not an affiliate of the registrant and any such admission is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

                                EXPLANATORY NOTE

         This amendment on Form 10-K/A (Amendment No. 1) amends our annual report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 13, 2006, and is being filed to include the information required by Part III of Form 10-K. The information required by Items 10 through 14 of Part III is no longer being incorporated by reference to our Proxy Statement. This amendment is not intended to update other information presented in the annual report as originally filed.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

OUR DIRECTORS

         The following table sets forth information, as of April 21, 2006, concerning our directors:

                                                                                            DIRECTOR       TERM
              NAME                 AGE                      POSITION                       SINCE (1)      EXPIRES
--------------------------------- ----  -----------------------------------------------    ----------     -------
William Kaplan...................  78   Chairman of the Board                                 1984         2006
John E. ("Jack") Parker..........  64   Chief Executive Officer and Director                  1984         2006
Richard J. Bauer.................  80   Director                                              1990         2007
Richard J. Drake.................  72   Director                                              1984         2007
Lawrence H. Fine.................  52   President, Chief Operating Officer and Director       2002         2008
Michael J. Joyce.................  64   Director                                              2004         2007
Richard Lesser ..................  71   Director                                              1993         2008
Lori J. Schafer..................  43   Director                                              2005(2)      2006

-----------------
(1) Includes service as a director of A.C. Moore Incorporated, our wholly-owned operating subsidiary.
(2)  On September 1, 2005, the Board of Directors, by resolution, appointed Lori
     J. Schafer as a member of our Board of Directors.

         The following information about our directors is based, in part, upon information supplied by such persons. Unless otherwise indicated, each individual has had the same principal occupation for more than five years.

         Mr. Kaplan, our co-founder, has been the Chairman of our Board of Directors since inception. Mr. Kaplan also serves as the Chairman of the Board of Directors and an executive officer of Regal Bag Corporation, an importer and distributor of women's handbags and leather accessories, which he co-founded in 1992.

         Mr. Parker, our co-founder, has been our Chief Executive Officer and a director since inception and was our President from inception until June 2001. From 1959 to 1984, Mr. Parker worked for the F.W. Woolworth Company, a general merchandise retailer, in various management positions, most recently as President and Chief Executive Officer of the United States General Merchandise Group where he was responsible for more than 1,000 stores, including the entire domestic chain of Woolworth retail stores. Mr. Parker is the husband of Patricia
A. Parker, our Executive Vice President, Merchandising, and the father of Janet Parker, our Executive Vice President, Merchandising and Marketing.

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

         Mr. Bauer has been a member of our Board of Directors since September 1990. Mr. Bauer is the Chairman and Chief Executive Officer of Eastern Alloys, Inc., an independent zinc alloyer, which he founded in 1965. Mr. Bauer is the co-founder and current Chairman of the Board of Service Aluminum Corporation, an aluminum trading company.

         Mr. Drake has been a member of our Board of Directors since our founding. Since March 2006, he has been a member of Drake, Loeb, Heller, Kennedy, Gogerty, Gaba & Rodd, P.L.L.C., a professional limited liability company which renders legal services. From June 1978 to March 2006, he was the Chairman of Drake, Sommers, Loeb, Tarshis, Catania & Liberth, P.L.L.C., a professional limited liability company which rendered legal services.

         Mr. Fine has been a member of our Board of Directors since August 2002. Mr. Fine has served as our President since June 2001 and our Chief Operating Officer since February 2003. Previously Mr. Fine was Executive Vice President - General Merchandise Manager for arts and crafts retailer Michaels Stores, Inc., a position he held since November 1996. From 1995 until joining Michaels in November 1996, he was Senior Vice President of Merchandising for Party City Corp., a specialty retailer of party merchandise. Prior to joining Party City, Mr. Fine held a variety of merchandising positions with the Jamesway Corporation, a retail mass-merchandiser, for nearly 16 years.

         Mr. Joyce has been a member of our Board of Directors since June 2004. From 1975 through May 2004, Mr. Joyce was a partner in the public accounting firm of Deloitte & Touche, LLP and served as the New England Managing Partner from May 1995 until his retirement in May 2004. Mr. Joyce is a director of each of Brandywine Realty Trust, a New York Stock Exchange traded real estate investment trust, Heritage Property Investment Trust, Inc., a New York Stock Exchange traded real estate investment trust, and Allegheny Technologies Incorporated, a New York Stock Exchange traded specialty materials producer.

         Mr. Lesser has been a member of our Board of Directors since March 1993. He was a Senior Corporate Adviser to The TJX Companies, Inc., a New York Stock Exchange traded retail company, from December 2001 until his retirement in February 2005. He served as The TJX Companies' Executive Vice President from 1991 until December 2001 and Chief Operating Officer from 1994 to 1999. Mr. Lesser also served as the Chairman of The Marmaxx Group, a division of The TJX Companies that operates TJ Maxx and Marshalls, from February 2001 to December 2001 and was President of The Marmaxx Group from 1995 through 2001. Mr. Lesser held various other executive and merchandising positions with The TJX Companies from 1981 to 1993. Mr. Lesser is a director of The TJX Companies and Dollar Tree Stores, Inc., a Nasdaq traded retail company.

         Ms. Schafer has been a member of our Board of Directors since September 2005. Ms. Schafer has served as the President of Marketmax, Inc., the retail division of SAS Institute, Inc., a provider of business intelligence software and analytics, since SAS' acquisition of Marketmax in October 2003. From October 1996 to October 2003, Ms. Schafer served as Marketmax's Chairman, President and Chief Executive Officer. Prior to October 1996, Ms. Schafer held various positions at The Procter & Gamble Company, a New York Stock Exchange traded provider of consumer products. Ms. Schafer is a director of Trans World Entertainment Corporation, a Nasdaq traded retail company, and geoVue, Inc., a private intelligence software provider.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

         Our Board of Directors has a separately-designated standing Audit Committee. The current members of the Audit Committee are Messrs. Bauer and Joyce (Chairman) and Ms. Schafer. Ms. Schafer was appointed to the Audit Committee in September 2005. Mr. Lesser served as a member of the Audit

Committee during 2005 and resigned from his position as a member of the Audit Committee in September 2005. The Board of Directors has determined that Mr. Joyce qualifies as an "audit committee financial expert" as that term is defined in SEC regulations.

DIRECTOR NOMINATION PROCESS

         Director Qualifications. Nominees for director will be selected on the basis of outstanding achievement in their careers; broad experience; education; independence under applicable Nasdaq Stock Market and SEC rules; financial expertise; integrity; financial integrity; ability to make independent, analytical inquiries; understanding of the business environment; and willingness to devote adequate time to Board of Directors and committee duties. Nominees should also have experience in the retail industry and knowledge about the issues affecting the retail industry. Finally, the proposed nominee should be free of conflicts of interest that could prevent such nominee from acting in the best interest of shareholders. Additional special criteria apply to directors being considered to serve on a particular committee of the Board of Directors. For example, members of the Audit Committee must meet additional standards of independence and have the ability to read and understand our financial statements.

         Director Nominee Selection Process. In the case of an incumbent director whose term of office expires, the Nominating and Corporate Governance Committee reviews such director's service to us during the past term, including, but not limited to, the number of board and committee meetings attended, as applicable, quality of participation and whether the candidate continues to meet the general qualifications for a director outlined above, including the director's independence, as well as any special qualifications required for membership on any committees on which such director serves.

         In the case of a new director candidate, the selection process for director candidates includes the following steps:

         o identification of director candidates by the Nominating and Corporate Governance Committee based upon suggestions from current directors and executives and recommendations received from shareholders;

         o  possible engagement of a director search firm;

         o interviews of candidates by the Nominating and Corporate Governance Committee;

         o reports to the Board of Directors by the Nominating and Corporate Governance Committee on the selection process;

         o recommendations by the Nominating and Corporate Governance Committee; and

         o formal nominations by the Board of Directors for inclusion in the slate of directors at the annual meeting.

         The Nominating and Corporate Governance Committee will consider recommending properly submitted shareholder nominations for director candidates. Director candidates recommended by shareholders are given the same consideration by the Nominating and Corporate Governance Committee as candidates suggested by directors and executive officers.

         Consideration of Director Candidates Recommended by Shareholders. A shareholder who wishes to recommend a prospective director nominee should submit their recommendation to the Chairman of the Nominating and Corporate Governance

Committee in writing c/o A.C. Moore Arts & Crafts, Inc., 130 A.C. Moore Drive, Berlin, New Jersey 08009. The following information must be included in or attached to the letter:

         o the name and address of the shareholder making the recommendation and each recommended nominee;

         o a representation that the shareholder is a holder of record of our capital stock entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to vote for the person or persons recommended for nomination;

         o a description of all arrangements and understandings between the shareholder and each recommended nominee and any other person or persons (naming such person or persons) pursuant to which the recommendation was made by the shareholder;

         o such other information regarding each recommended nominee as would be required to be included in a proxy statement filed pursuant to the proxy rules of the SEC if the nominee were to be nominated by the Board of Directors; and

         o the consent of each recommended nominee to serve as a director of us if so nominated and elected.

         Shareholder recommendations of director nominees for our 2007 annual meeting of shareholders must be received not less than 120 calendar days before the date of our proxy statement relating to our 2006 annual meeting of shareholders. All shareholder recommendations which are late will be rejected.

         In addition, under our bylaws, shareholders are permitted to nominate directors to be elected at a meeting of shareholders by providing notice and the other required information specified in the bylaws. Our bylaws are available, at no cost, at the SEC's website, www.sec.gov, as Exhibit 3.3 to our Form 8-K filed on August 27, 2004 or upon the shareholder's written request to Leslie H. Gordon, A.C. Moore Arts & Crafts, Inc., 130 A.C. Moore Drive, Berlin, New Jersey 08009. Nominations with respect to our 2007 annual meeting of shareholders must be received not less than 120 calendar days before the date of our proxy statement relating to our 2006 annual meeting of shareholders. All late or non-conforming nominations will be rejected.

OUR EXECUTIVE OFFICERS WHO ARE NOT ALSO DIRECTORS

         The following table sets forth information, as of April 21, 2006, concerning our executive officers who are not also directors:

                 NAME                     AGE                      POSITION
--------------------------------------   ----    -----------------------------------------------------
Patricia A. Parker....................    63     Executive Vice President, Merchandising
Leslie H. Gordon......................    62     Executive Vice President and Chief Financial Officer
Janet Parker .........................    43     Executive Vice President, Merchandising and Marketing
Jeffrey C. Gerstel.................       42     Executive Vice President, Store Operations

         Ms. Patricia Parker has served as our Executive Vice President, Merchandising since September 1990. From 1985 to 1990, she served as our Vice President. Ms. Parker is responsible for purchasing all of our floral and seasonal merchandise and our import purchasing program. Ms. Parker served as a director of us until August 2002. Ms. Parker is the wife of Jack Parker and the mother of Janet Parker.

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

         Ms. Janet Parker has served as our Executive Vice President, Merchandising and Marketing since February 2003. From 2001 to January 2003 Ms. Parker served as our Senior Vice President, Merchandising and Marketing and from 1994 to 2001 Ms. Parker served as our Senior Vice President, Merchandising. From 1990 to 1994, Ms. Parker served as our Vice President of Administration and from 1985 to 1990, she served as our Accounting Manager. Ms. Parker is the daughter of Jack and Patricia A. Parker.

         Mr. Gerstel has served as our Executive Vice President, Store Operations since January 2005. Previously Mr. Gerstel was President/Chief Operating Officer for fabrics and crafts retailer Rag Shops, Inc., a position he held since 2001. From 1999 until joining Rag Shops in 2001, he was Chief Operating Officer for The Parts Plus Group, Inc., a distributor/retailer of automotive replacement parts, and from 1997 to 1999 he was their Chief Financial Officer. In March 2003, The Parts Plus Group, Inc. filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Prior to joining The Parts Plus Group, Mr. Gerstel held a variety of financial and operating positions with Family Bargain Corporation, an off-price apparel retailer, for seven years.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than ten percent of our common stock, no par value (the "Common Stock") to file with the SEC initial reports of ownership and reports of changes in ownership of the Common Stock and other equity securities. Executive officers, directors and greater than ten percent shareholders are required by regulation of the SEC to furnish us with copies of all Section 16(a) reports they file.

         To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during 2005, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than ten-percent beneficial owners were complied with during 2005.

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

         The information on the website listed above is not, and should not be, considered part of this Amendment No. 1 to Annual Report on Form 10-K/A and is not incorporated by reference in this document. This website is, and is only intended to be, an inactive textual reference.

ITEM 11. EXECUTIVE COMPENSATION.

COMPENSATION OF EXECUTIVE OFFICERS

         SUMMARY COMPENSATION TABLE

         The following table sets forth the compensation earned during each of the last three years by our Chief Executive Officer and the four other most highly compensated executive officers (collectively, the "Named Executive Officers") whose aggregate salaries and bonuses exceeded $100,000 for services rendered in all capacities to us during 2005:

                                                                          LONG-TERM
                                              ANNUAL COMPENSATION       COMPENSATION
                                             ----------------------     ------------
                                                                         SECURITIES
                                                                         UNDERLYING          ALL OTHER
  NAME AND PRINCIPAL POSITION     YEAR        SALARY         BONUS         OPTIONS          COMPENSATION
-----------------------------     ----       ---------       ------      -----------        -------------
Jack Parker..................     2005       $ 380,000       $   --             --             $ 54,606(1)
Chief Executive Officer           2004         280,000           --             --               50,141
                                  2003         380,000           --             --               46,141

Lawrence H. Fine.............     2005       $ 350,000       $   --         25,000             $  1,500(2)
President and                     2004         350,000           --         50,000                1,500
Chief Operating Officer           2003         350,000           --        100,000                1,500

Leslie H. Gordon.............     2005       $ 244,625       $   --         15,000             $  1,500(2)
Executive Vice President and      2004         244,625           --         15,000                1,500
Chief Financial Officer           2003         244,625           --         20,000                1,500

Patricia A. Parker...........     2005       $ 215,000       $   --          7,500             $  2,285(3)
Executive Vice President,         2004         215,000           --             --                2,285
Merchandising                     2003         215,000           --         10,000                2,285

Jeffrey C. Gerstel (4).......     2005       $ 197,596       $   --         22,500             $  1,500(2)
Executive Vice President,
Store Operations

------------------------
(1) Includes (i) $53,106 of life insurance premiums paid by us and (ii) $1,500 annual contribution by us pursuant to our 401(k) Plan.
(2)  Represents annual contribution by us pursuant to our 401(k) Plan.
(3) Includes (i) $785 of life insurance premiums paid by us and (ii) $1,500 annual contribution by us pursuant to our 401(k) Plan.
(4)  Mr. Gerstel joined us on January 10, 2005.

         OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth certain information concerning stock options granted during 2005 to the Named Executive Officers. All options were granted at the fair market value of the Common Stock on the date of grant and become exercisable in three equal annual installments beginning one year after the date of grant.

                                                 INDIVIDUAL GRANTS
                                ------------------------------------------------------------
                                                                                                 POTENTIAL REALIZABLE VALUE
                                                    PERCENT OF                                   AT ASSUMED ANNUAL RATES OF
                                                      TOTAL                                    STOCK PRICE APPRECIATION FOR
                                    NUMBER OF        OPTIONS                                          OPTION TERM(1)
                                    SECURITIES      GRANTED TO      EXERCISE                   -----------------------------
                                    UNDERLYING     EMPLOYEES IN     PRICE        EXPIRATION
             NAME                OPTIONS GRANTED    FISCAL YEAR    ($/SHARE)        DATE              5%         10%
-------------------------------  ---------------   -------------  ----------    ------------      --------     -------
Jack Parker....................           --             --            --               --              --          --
Lawrence H. Fine...............       25,000(2)        11.0%        $23.51       8/26/2015        $369,750     $936,750
Leslie H. Gordon...............       15,000(2)         6.6          23.51       8/26/2015         221,850      562,050
Patricia A. Parker.............        7,500(2)         3.3          23.51       8/26/2015         110,925      281,025
Jeffrey C. Gerstel.............       15,000(3)         6.6          27.15       1/10/2015         256,117      649,052
                                       7,500(2)         3.3          23.51       8/26/2015         110,925      201,025

--------------
(1) This column shows the hypothetical gain or option spreads of the options granted based on assumed annual compound stock appreciation rates of 5% and 10% over the full term of the options. The 5% and 10% assumed rates of appreciation are mandated by the rules of the SEC and do not represent our estimate or projection of future Common Stock prices. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise of the option or the sale of the underlying shares, or reflect non-transferability, vesting or termination provisions. The actual gains, if any, on the exercise of stock options will depend on the future performance of the Common Stock.

(2)  This option was granted on August 26, 2005.

(3)  This option was granted on January 10, 2005.


         AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

         The following table sets forth certain information concerning the number and value of unexercised options to purchase Common Stock held at the end of 2005 by the Named Executive Officers.

                                                               NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                              UNDERLYING UNEXERCISED       IN-THE MONEY OPTIONS AT
                                                            OPTIONS AT FISCAL YEAR END       FISCAL YEAR END (1)
                                                           ---------------------------- ---------------------------
                                SHARES
                             ACQUIRED ON
            NAME               EXERCISE   VALUE REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE
 --------------------------- -----------  --------------   -----------   -------------   -----------  -------------
 Jack Parker................        --             --              --           --               --         --
 Lawrence H. Fine...........    10,000     $  147,316         184,167       91,668         $204,759         --
 Leslie H. Gordon...........    52,000      1,134,680          38,333       31,667               --         --
 Patricia A. Parker.........        --             --          51,666       10,834          392,650         --
 Jeffrey C. Gerstel.........        --             --              --       22,500               --         --

--------------
(1) Based upon the latest reported sale price on the Nasdaq National Market on December 31, 2005 ($14.55 per share) less the option exercise price.

         2006 BONUS PLAN

         On February 20, 2006, the Compensation Committee of our Board of Directors approved the 2006 Bonus Plan, which is not set forth in a written agreement, for certain management-level employees, including the Named Executive Officers. Under the 2006 Bonus Plan, if we achieve certain pre-tax profit targets approved by the Compensation Committee, we will pay bonuses to eligible participants at pre-determined amounts which increase as our pre-tax profit increases. The amounts paid to eligible participants vary based upon that participant's job responsibility. The pre-tax profit targets approved by the Compensation Committee are based on our net income.

         2005 BONUS PLAN

         On April 19, 2005, the Compensation Committee approved the 2005 Bonus Plan, which is not set forth in a written agreement, for certain management-level employees, including the Named Executive Officers. Under the 2005 Bonus Plan, if the Company achieved certain pre-tax profit targets approved by the Compensation Committee, the Company would pay bonuses to eligible participants at pre-determined amounts which increase as the Company's pre-tax profit increases. The amounts paid to eligible participants vary based upon that participant's job responsibility. The pre-tax profit targets approved by the Compensation Committee were based on the Company's pre-tax profit before any potential impact from the expensing of stock-based compensation as a result of FASB Statement No. 123(R). None of our executive officers received bonus compensation under the 2005 Bonus Plan because we did not meet the targets approved by the Compensation Committee.

         SEVERANCE ARRANGEMENT

         We have agreed to pay Mr. Gordon a sum equal to one year of his then current salary if his employment is terminated by us without cause.

         STOCK OPTION PLANS

         Our stock option plans consist of the 2002 Stock Option Plan (the "2002 Plan") and the 1997 Employee, Director and Consultant Stock Option Plan (the "1997 Plan") (each, a "Plan" and together, the "Option Plans"). The purpose of the Option Plans is to encourage ownership of the Common Stock by our employees and directors (and by certain consultants in the case of the 1997 Plan) in order to attract such persons, induce them to work for our benefit and provide additional incentive for them to promote our success. Options granted under each Plan may be incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, or options not intended to so qualify, except that incentive stock options may only be granted to employees. The maximum total number of shares of the Common Stock for which awards may be granted under the 2002 Plan and 1997 Plan is 1,500,000 and 2,000,000 shares, respectively, subject to adjustment in a manner determined by the Compensation Committee of the Board of Directors to reflect changes in the Common Stock. Payment of the exercise price for options granted under the Option Plans may be made in cash, shares of Common Stock or a combination of both. All options granted pursuant to the Plans are exercisable in accordance with a vesting schedule and prior to an expiration date, each of which are set at the time of the issuance of the option.

         As of December 31, 2005, there were options to purchase 858,266 and 626,801 shares of Common Stock outstanding under the 2002 Plan and 1997 Plan, respectively. Shares available for future grants under the 2002 Plan and 1997 Plan amounted to 627,283 and 9,877 shares, respectively, as of December 31, 2005.

         All, directors, officers and key employees (and certain consultants in the case of the 1997 Plan) are eligible to receive options under the Option Plans. The Options Plans are administered by the Compensation Committee or, at the option of the Board of Directors, the Board of Directors may administer the Option Plans. The Compensation Committee approves the optionees and determines the nature of the option granted, the number of shares subject to each option, the option vesting schedule and other terms and conditions of each option. The Compensation Committee may modify or amend each Plan, provided that without the consent of the participant, such action may not affect a participant's rights under previously granted options. With the consent of a participant, the Compensation Committee may amend outstanding options in a manner not inconsistent with the applicable Plan.

COMPENSATION OF DIRECTORS

         In 2005, the compensation payable to all of our non-employee directors, other than William Kaplan, was as follows:

         o  An annual cash retainer of $30,000;

         o An additional annual cash retainer of $12,500 for the chair of the Audit Committee and $5,000 for each other member of the Audit Committee;

         o An additional annual cash retainer of $5,000 for the chair of the Compensation Committee and $2,500 for each other member of the Compensation Committee;

         o An additional annual cash retainer of $3,500 for the chair of the Nominating and Corporate Governance Committee and $2,500 for each other member of the Nominating and Corporate Governance Committee; and

         o An additional annual cash retainer of $100,000 for our former Lead Director, Eli J. Segal.

Mr. Kaplan did not receive any compensation in 2005 for serving as a member of our Board of Directors. Ms. Schafer's compensation was pro-rated based upon the portion of the year during which she served as a director.

         Effective January 1, 2006, the compensation payable to all of our non-employee directors is as follows:

         o  An annual cash retainer of $30,000;

         o An additional annual cash retainer of $15,000 for the chair of the Audit Committee and $5,000 for each other member of the Audit Committee;

         o An additional annual cash retainer of $5,000 for the chair of the Compensation Committee and $2,500 for each other member of the Compensation Committee; and

         o An additional annual cash retainer of $3,500 for the chair of the Nominating and Corporate Governance Committee and $2,500 for each other member of the Nominating and Corporate Governance Committee.

Michael J. Joyce will also receive a $25,000 fee in 2006 for his services as chair of the board committee conducting a search for our new Chief Executive Officer. Eli J. Segal, Lead Director, passed away on February 20, 2006. In consideration of Mr. Segal's prior services as our Lead Director, on March 9, 2006, the Board of Directors approved an award to Mr. Segal's estate of a death benefit equal to $50,000 in cash. In addition, the Board of Directors agreed to have us continue to pay the expenses related to Mr. Segal's secretary for a period of two months from the date of his death.

       Stock Options. Messrs. Bauer, Drake, Joyce, Lesser and Segal and Ms. Schafer, each a non-employee director of us in 2005, were each granted an option to acquire 10,000 shares of Common Stock in 2005 under our 2002 Stock Option Plan. In 2006, non-employee directors will each receive an annual stock option grant pursuant to our 2002 Stock Option Plan. The amount of shares subject to the option grant and the exercise price are expected to be determined by the Compensation Committee of the Board of Directors in August 2006.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee of our Board of Directors consisted of Messrs. Bauer, Joyce, Lesser and Segal in 2005. No person who served as a member of the Compensation Committee during 2005 was a current or former officer or employee of us or, except as described below in Item 13 of this Form 10-K/A, engaged in certain transactions with us required to be disclosed by regulations of the SEC. Additionally, there were no compensation committee "interlocks" during 2005, which generally means that none of our executive officers served as a director or member of the compensation committee of another entity, one of whose executive officers served as a director or member of the Compensation Committee of our Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth, as of April 21, 2006, certain information with respect to the beneficial ownership of the Common Stock by (i) each person who is known by us to be the beneficial owner of more than 5% of the Common Stock, (ii) each of our directors, (iii) each of our executive officers named in the Summary Compensation Table and (iv) all of our directors and executive officers as a group. Except as otherwise indicated, to our knowledge, the beneficial owners of the Common Stock listed below have sole investment and voting power with respect to such shares.

                                                             SHARES BENEFICIALLY OWNED(1)
                                                             -----------------------------
            NAME OF BENEFICIAL OWNER                             NUMBER          PERCENT
-----------------------------------------------------        --------------     ----------
William Kaplan (2)...................................          2,000,000(3)        10.1%
Jack Parker (2)......................................          2,192,899(4)        11.0
Patricia A. Parker ..................................             51,666(5)         *
Lawrence H. Fine.....................................            201,670(6)         1.0
Leslie H. Gordon.....................................             73,333(7)         *
Jeffrey C. Gerstel...................................              7,253(8)         *
Richard J. Bauer.....................................             93,667(9)         *
Richard J. Drake.....................................            120,667(10)        *
Michael J. Joyce.....................................              3,333(11)        *
Richard Lesser.......................................            100,667(12)        *
Lori J. Schafer......................................                  0            *
T. Rowe Price Associates, Inc.
  T. Rowe Price New Horizons Fund, Inc...............          2,040,760(13)       10.3
The Bank of New York Co., Inc.
  The Bank of New York...............................          2,046,907(14)       10.3
Massachusetts Financial Services Company ............          2,408,590(15)       12.1
William Kaplan 2006 GRAT.............................          1,740,699(16)        8.8
All executive officers and
  directors as a group (12 persons)..................          4,954,111(17)       24.1%

-----------------
*  Denotes less than 1%.

(1) Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the Common Stock. Shares of Common Stock issuable upon the exercise of securities currently exercisable or exercisable within 60 days of April 21, 2006 are deemed outstanding for computing the share ownership and percentage ownership of the person holding such securities, but are not deemed outstanding for computing the percentage of any other person.

(2) The address of each of Messrs. Kaplan and Parker is c/o, A.C. Moore Arts & Crafts, Inc., 130 A.C. Moore Drive, Berlin, New Jersey 08009.

(3) Includes: (i) 259,301 shares held by the William Kaplan 2005 GRAT (the "2005 GRAT") and (ii) 1,740,699 shares held by the William Kaplan 2006 GRAT (the "2006 GRAT" and together with the 2005 GRAT, the "GRATs"). Mr. Kaplan is the Investment Trustee of the GRATs, in which capacity Mr. Kaplan has the sole power to vote and dispose of the shares owned of record by the GRATs.

(4) Does not include 51,666 shares subject to presently exercisable options owned by Patricia A. Parker, Mr. Parker's spouse, as to which Mr. Parker disclaims beneficial ownership.

(5) Includes 51,666 shares subject to presently exercisable options. Does not include 2,192,899 shares owned of record by Jack Parker, Ms. Parker's spouse, as to which Ms. Parker disclaims beneficial ownership.

(6) Includes: (i) 161,666 shares subject to presently exercisable options, (ii) 4 shares of Common Stock allocated to Mr. Fine's account under A.C. Moore's 401(k) Plan and (iii) 600 shares held in custody for the benefit of Mr. Fine's child for which Mr. Fine is custodian. This information related to the 401(k) Plan is based on a plan statement dated as of March 31, 2006.

(7)  Includes 38,333 shares subject to presently exercisable options.

(8)  Includes: (i) 5,000 shares subject to presently exercisable options and
     (ii) 253 shares of Common Stock allocated to Mr. Gerstel's account under A.C. Moore's 401(k) Plan. This information related to the 401(k) Plan is based on a plan statement dated as of March 31, 2006.

(9) Includes 90,667 shares subject to presently exercisable options. Does not include 9,800 shares owned of record by Mr. Bauer's spouse, as to which Mr. Bauer disclaims beneficial ownership.

(10) Includes: (i) 116,667 shares subject to presently exercisable options and
     (ii) 4,000 shares held jointly with his spouse.

(11) Includes 3,333 shares subject to presently exercisable options.

(12) Includes 100,667 shares subject to presently exercisable options.

(13) Information with respect to T. Rowe Price Associates, Inc. ("Price Associates") is derived from Price Associates' Schedule 13G/A relating to A.C. Moore filed with the SEC. The address of Price Associates is 100 E. Pratt Street, Baltimore, Maryland 21202. These securities are owned by various individual and institutional investors including T. Rowe Price New Horizons Fund, Inc. (which owns 1,000,000 shares representing 5.0% of the shares outstanding), which Price Associates serves as investment adviser with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Exchange Act, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities.

(14) Based solely on a Schedule 13G/A filed with the SEC on February 15, 2006 by The Bank of New York Co., Inc. and The Bank of New York (collectively, "BNY"). The filing indicates that, as of December 31, 2005, BNY had sole voting power for no shares, shared voting power for 2,046,907 shares, sole dispositive power for no shares and shared dispositive power for 2,046,907 shares. The address of BNY is One Wall Street, New York, New York 10004.

(15) Based solely on a Schedule 13G/A filed with the SEC on February 10, 2006 by Massachusetts Financial Services Company ("MFS"). The filing indicates that, as of December 31, 2005, MFS had sole voting power for 2,351,010 shares, shared voting power for no shares, sole dispositive power for 2,408,590 shares and shared dispositive power for no shares. The filing also indicates that shares reported as beneficially owned by MFS are also beneficially owned by certain other non-reporting entities. The address of MFS is 500 Boylston Street, Boston, Massachusetts 02116.

(16) The address of the William Kaplan 2006 GRAT is c/o Anne L. Stallman, V.P., J.P. Morgan Trust Company of Delaware, 500 Stanton Christiana Road, Newark, Delaware 19713. William Kaplan is the Investment Trustee of the William Kaplan 2006 GRAT, in which capacity Mr. Kaplan has the sole power to vote and dispose of the shares owned of record by the William Kaplan 2006 GRAT.

(17) Includes 667,999 shares subject to presently exercisable options and 7,213 shares of Common Stock allocated to the accounts of our executive officers under our 401(k) Plan.

EQUITY COMPENSATION PLAN INFORMATION

         The following table details information regarding our existing equity compensation plans as of December 31, 2005:

                                                                                                          (C)
                                                        (A)                                       NUMBER OF SECURITIES
                                                NUMBER OF SECURITIES            (B)             REMAINING AVAILABLE FOR
                                                 TO BE ISSUED UPON        WEIGHTED-AVERAGE        FUTURE ISSUANCE UNDER
                                                    EXERCISE OF          EXERCISE PRICE OF      EQUITY COMPENSATION PLANS
                                                OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,      (EXCLUDING SECURITIES
             PLAN CATEGORY                      WARRANTS AND RIGHTS     WARRANTS AND RIGHTS      REFLECTED IN COLUMN (A))
-------------------------------------------     --------------------    --------------------     ------------------------
Equity compensation plans approved by
security holders (1)......................           1,485,067                 $ 16.97                   637,160

Equity compensation plans not approved by
security holders..........................                   -                       -                         -

Total.....................................           1,485,067                 $ 16.97                   637,160

---------------
(1) These plans are our 1997 Employee, Director and Consultant Stock Option Plan and our 2002 Stock Option Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Richard J. Drake, a member of our Board of Directors, is a member of a law firm which we retained during 2005 and which we intend to retain during 2006. We paid fees to Mr. Drake's firm in the amount of $112,000 during 2005.

         Michael J. Joyce, a member of our Board of Directors and chair of the Audit Committee of our Board of Directors, is a director of Heritage Property Investment Trust, Inc. ("Heritage"). In 2005 we leased one of our store locations from Heritage and paid rent to Heritage in the amount of $206,250.

         Janet Parker is employed by us as Executive Vice President, Merchandising and Marketing. Ms. Parker received salary and bonus totaling $175,000 in 2005, $185,000 in 2004 and $175,000 in 2003. Ms. Parker was awarded options to purchase shares of Common Stock for 7,500 shares in each of 2005, 2004 and 2003. Ms. Parker also received life insurance premiums paid by us in the amount of $716 in each of 2005, 2004 and 2003. Ms. Parker is the daughter of Jack Parker, our Chief Executive Officer and a director of us, and Patricia A. Parker, our Executive Vice President, Merchandising. We believe that the compensation paid to Ms. Parker is comparable with compensation paid to other employees with similar levels of responsibility and years of service.

         Michael Kott is employed by us as Vice President, Store Operations. Mr. Kott received salary and bonus totaling $178,629 in 2005, $181,629 in 2004 and $170,745 in 2003. Mr. Kott was awarded options to purchase shares of Common Stock for 1,500 shares in each of 2005, 2004 and 2003. Mr. Kott is the son-in-law of Jack Parker and Patricia A. Parker and the brother-in-law of Janet Parker. We believe that the compensation paid to Mr. Kott is comparable with compensation paid to other employees with similar levels of responsibility and years of service.

         Jill Kott is employed by us as Cash Office Manager for one of our stores. She also serves as a trainer and advisor for our store level systems. Ms. Kott received salary and bonus totaling $69,325 in 2005, $67,248 in 2004 and $58,825 in 2003. Ms. Kott is the daughter of Jack Parker and Patricia A. Parker and the sister of Janet Parker. We believe that the compensation paid to Ms. Kott is comparable with compensation paid to other employees with similar levels of responsibility and years of service.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Aggregate fees for professional services rendered for us by PricewaterhouseCoopers LLP, our independent registered public accounting firm ("PricewaterhouseCoopers"), as of or for the years ended December 31, 2005 and 2004 were:

SERVICES RENDERED (1)                                             2005          2004
---------------------------------------------------------      ---------     ---------
Audit Fees...............................................      $ 590,000     $ 815,650
Audit Related Fees.......................................             --        38,300
Tax Fees.................................................             --        42,009
                                                               ---------     ---------
Total....................................................      $ 590,000     $ 895,959
                                                               =========     =========

--------------
(1) The aggregate fees included in Audit fees are fees billed for the fiscal years. The aggregate fees included in each of the other categories are fees billed in the fiscal years.

         Audit fees for the years ended December 31, 2005 and 2004, respectively, were for professional services rendered for the audits of our consolidated financial statements, and for the audit of our internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002, quarterly reviews, issuance of consents, and assistance with review of documents filed with the SEC.

         Audit related fees for the year ended December 31, 2004 were for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees."

         Tax fees for the year ended December 31, 2004 were for services relating to tax advice and tax planning other than those directly related to the audit of the income tax accrual.

         The Audit Committee has considered and determined that the services provided by PricewaterhouseCoopers are compatible with PricewaterhouseCoopers maintaining its independence.

         The Audit Committee has adopted a policy that requires advance approval of all audit, audit related, tax services and other services performed by the independent registered public accounting firm. The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent registered public accounting firm is engaged to perform it. The Audit Committee pre-approved all of the audit and non-audit services provided to us by PricewaterhouseCoopers in 2005 and 2004.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

         (a)(3)  Exhibits:

                 The exhibits filed as part of this Amendment No. 1 on Form 10-K/A are listed under exhibits at subsection
                 (b) of this Item 15.

         (b) Exhibits:

             EXHIBIT NUMBER         DESCRIPTION
             --------------         --------------------------------------------
                  31.3              Certification of Chief Executive Officer
                                    pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")

                  31.4 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              A.C. MOORE ARTS & CRAFTS, INC.


Date: April 26, 2006                          By:   /s/ John E. Parker
                                                    -------------------------
                                                    John E. Parker
                                                    Chief Executive Officer

                                  EXHIBIT INDEX



                 EXHIBIT NUMBER     DESCRIPTION
                 --------------     --------------------------------------------
                     31.3           Certification of Chief Executive Officer
                                    pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")

                     31.4 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act