Form 10-Q
period 2006-03-31
A.C. Moore Arts & Crafts, Inc.
filed 2006-05-09
CIK 1042809

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2006

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ____________ to ____________

                        Commission File Number: 000-23157

                         A.C. MOORE ARTS & CRAFTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Pennsylvania                                 22-3527763
    ----------------------------------                ----------------------
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

                           [ ]   Yes          [X]  No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            CLASS                               OUTSTANDING AT MAY 9, 2006
-----------------------------                  ----------------------------
 Common Stock, no par value                             19,857,161

                         A.C. MOORE ARTS & CRAFTS, INC.

                                TABLE OF CONTENTS

                                                                                                            PAGE
                                                                                                           NUMBER
                                                                                                           ------
PART I:  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                      Consolidated Balance Sheets as of March 31, 2006
                      and December 31, 2005...................................................................1

                      Consolidated Statements of Operations for the three month periods ended March 31, 2006 and 2005...........................................................2

                      Consolidated Statements of Cash Flows for the three month periods ended
                      March 31, 2006 and 2005.................................................................3

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

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.................................14

         Item 4.  Controls and Procedures....................................................................14

PART II: OTHER INFORMATION

         Item 1.  Legal Proceedings..........................................................................15

         Item 1A. Risk Factors...............................................................................15

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds................................15

         Item 3.  Defaults Upon Senior Securities............................................................15

         Item 4.  Submission of Matters to a Vote of Security Holders........................................15

         Item 5.  Other Information..........................................................................15

         Item 6.  Exhibits...................................................................................16

SIGNATURES...................................................................................................17

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         A.C. MOORE ARTS & CRAFTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)
                                   (unaudited)

                                                                               March 31,              December 31,
                                                                                 2006                    2005
                                                                           ----------------         ---------------
ASSETS
Current assets:
      Cash and cash equivalents.......................................     $         45,853         $        57,748
      Marketable securities...........................................                1,500                   5,224
      Inventories.....................................................              164,901                 152,646
      Prepaid expenses and other current assets.......................                5,546                   6,900
      Prepaid income taxes............................................                  478                      --
      Deferred tax asset..............................................                1,334                     734
                                                                           ----------------         ---------------
                                                                                    219,612                 223,252
Non current assets:
     Property and equipment, net ....................................                89,748                  88,098
     Other assets ...................................................                 1,367                   1,407
                                                                           ----------------         ---------------
                                                                           $        310,727         $       312,757
                                                                           ================         ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt...............................      $          2,571         $         2,571
     Trade accounts payable .........................................                47,998                  46,445
     Accrued payroll and payroll taxes...............................                 2,586                   3,928
     Accrued expenses................................................                 9,039                  10,044
     Income taxes payable............................................                    --                   1,679
                                                                           ----------------         ---------------
                                                                                     62,194                  64,667
                                                                           ----------------         ---------------
Non current liabilities:
     Long-term debt..................................................                23,572                  24,215
     Deferred tax liability..........................................                 7,925                   8,039
     Accrued lease liability.........................................                17,265                  17,327
                                                                           ----------------         ---------------
                                                                                     48,762                  49,581
                                                                           ----------------         ---------------
                                                                                    110,956                 114,248
                                                                           ----------------         ---------------
Shareholders' Equity:
Preferred stock, no par value, 10,000,000 shares
     authorized; none issued.........................................                    --                      --
Common stock, no par value, 40,000,000 shares
     authorized; issued and outstanding 19,856,959 shares at
     March 31, 2006 and 19,816,774 at December 31, 2005..............               112,395                 111,383

Retained earnings....................................................                87,376                  87,126
                                                                           ----------------         ---------------
                                                                                    199,771                 198,509
                                                                           ----------------         ---------------
                                                                           $        310,727         $       312,757
                                                                           ================         ===============

                 See accompanying notes to financial statements.

                         A.C. MOORE ARTS & CRAFTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                                           Three months ended
                                                                               March 31,
                                                                   -------------------------------
                                                                        2006               2005
                                                                   -------------      ------------
Net sales....................................................      $     132,918      $    122,879
Cost of sales (including buying and distribution costs) .....             79,765            74,751
                                                                   -------------      ------------
Gross margin.................................................             53,153            48,128
Selling, general and administrative expenses.................             52,060            45,844
Store pre-opening expenses...................................                624               161
                                                                   -------------      ------------
Income from operations.......................................                469             2,123
     Interest expense........................................                368               258
     Interest (income) ......................................               (315)             (197)
                                                                   -------------      ------------
Income before income taxes...................................                416             2,062
     Provision for income taxes..............................                166               810
                                                                   -------------      ------------
Net income ..................................................      $         250      $      1,252
                                                                   =============      ============
Basic net income per share...................................      $        0.01      $       0.06
                                                                   =============      ============
Diluted net income per share.................................      $        0.01      $       0.06
                                                                   =============      ============

                 See accompanying notes to financial statements.

                         A.C. MOORE ARTS & CRAFTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                                        Three months ended
                                                                                             March 31,
                                                                                   ---------------------------
                                                                                       2006            2005
                                                                                   -----------     -----------
Cash flows from operating activities:
Net income....................................................................     $       250     $     1,252

Adjustments to reconcile net income to net cash (used in) operating activities:
     Depreciation and amortization............................................           2,873           2,629
     Stock based compensation.................................................             699              --
     Disposal of assets.......................................................              --             438
     Provision for (benefit of) deferred income taxes, net....................            (714)          1,814
     Changes in assets and liabilities:
         Inventories..........................................................         (12,255)         (2,693)
         Prepaid expenses and other current assets............................           1,354             410
         Accounts payable, accrued payroll, payroll taxes and accrued expenses            (794)         16,132)
         Income taxes payable.................................................          (2,157)         (5,094)
         Accrued lease liability..............................................             (62)            651
         Other................................................................              40             616
                                                                                   -----------     -----------
     Net cash (used in) operating activities..................................         (10,766)        (16,109)
                                                                                   -----------     -----------
     Cash flows from investing activities:
         Capital expenditures.................................................          (4,523)         (1,564)
         Proceeds from maturation of marketable securities....................           3,724              --
         Investment in marketable securities..................................              --            (277)
                                                                                   -----------     -----------
     Cash flows (used in) investing activities................................            (799)         (1,841)
                                                                                   -----------     -----------
     Cash flows from financing activities:
         Exercise of stock options............................................             208             193
         Tax benefit of stock based compensation..............................             105              --
         Repayment of long-term debt..........................................            (643)           (643)
                                                                                   -----------     -----------
     Net cash (used in) financing activities..................................            (330)           (450)
                                                                                   -----------     -----------
     Net (decrease) in cash and cash equivalents..............................         (11,895)        (18,400)

     Cash and cash equivalents at beginning of period.........................          57,748          48,428
                                                                                   -----------     -----------
     Cash and cash equivalents at end of period...............................     $    45,853     $    30,028
                                                                                   ===========     ===========

                 See accompanying notes to financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION

The consolidated financial statements included herein include the accounts of A.C. Moore Arts & Crafts, Inc. and its wholly owned subsidiaries (collectively the "Company"). The Company is a chain of 113 retail stores selling arts and crafts merchandise. The stores are located throughout the eastern United States.

These financial statements have been prepared by management without audit and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. Due to the seasonality of the Company's business, the results for the interim periods are not necessarily indicative of the results for the year. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair statement of the interim financial statements. In the opinion of management, all such adjustments are of a normal and recurring nature. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment."

(2) STOCK-BASED COMPENSATION

The Company has two stock option plans under which the Company may grant up to 3,500,000 shares of common stock. Stock options expire ten years from the date of grant and vest ratably over a three-year period. Shares available for future grants under the plans amounted to 641,689 at March 31, 2006.

On January 1, 2006 the Company adopted SFAS No. 123(R), "Share-Based Payment" requiring the recognition of compensation expense in the Consolidated Statement of Income related to the fair value of its employee share-based options. SFAS No. 123(R) revises SFAS No. 123, "Accounting for Stock-Based Compensation" and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) is supplemented by SEC Staff Accounting Bulletin ("SAB") No. 107. SAB No. 107 expresses the SEC staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations including the valuation of share-based payment arrangements.

The Company will recognize the cost of all employee stock options on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures. The Company has selected the modified prospective method of transition; accordingly, prior periods have not been restated. Prior to adopting SFAS No. 123(R), the Company applied APB Opinion No. 25, and related interpretations in accounting for its stock-based compensation plans. Subsequent to the Company's initial public offering in 1997, all employee stock options were granted at the grant date market price. Accordingly, no compensation cost was recognized for stock option grants. Under the modified prospective method, compensation expense will be recorded for the unvested portion of previously issued awards that remain outstanding at January 1, 2006 using the same estimate of the grant date fair value and the same attribution method used to determine the pro forma disclosure under SFAS No. 123.

The Company determines fair value of such awards using the Black-Scholes options pricing model with the following weighted-average assumptions:

                                                         2005            2004            2003
                                                       --------        --------        --------
Average fair value of options granted...........         $9.79          $12.99          $11.15
Risk free interest rate.........................           4.4%            3.8%            3.2%
Dividend yield..................................            --              --              --
Average expected life...........................       5.0 yrs         4.9 yrs         4.5 yrs
Expected stock price volatility.................          38.9%           54.9%           56.0%

Expected volatilities were based on a blend of historical and implied volatilities of the Company's common stock for 2005 and on historical volatilities for 2004 and 2003; the expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns; and the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

The Company recognized share-based compensation expense of $699,000 in the first quarter of 2006 as a component of selling, general and administrative expense. The Company also recognized a deferred tax asset of $258,000. The effect on net income was $441,000, or $.02 per diluted share.

Prior to January 1, 2006, the Company accounted for stock-based awards to employees using the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." The following table illustrates the effect on first-quarter 2005 net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148:

                                          THREE MONTHS ENDED MARCH 31, 2005
                                      --------------------------------------------
                                         (in thousands except per share data)
                                                     Stock-Based
                                      As Reported  Compensation Cost    Pro Forma
                                      -----------  -----------------    ----------
  Income from operations............    $  2,123       $   781          $   1,342
  Income before income taxes........       2,062           781              1,281
  Net Income........................       1,252           474                778
  Basic net income per share........    $   0.06       $  0.02          $    0.04
  Diluted net income per share......    $   0.06       $  0.02          $    0.04

Activity in the Company's stock option plans for the first quarter of 2006 was as follows:

                                                                  Weighted
                                                                   Average
  Outstanding at beginning of year             Options          Exercise Price
                                              ---------         --------------
     Activity:                                1,485,067           $    16.87
        Granted                                      --                   --
        Forfeited                                 4,529                21.54
        Exercised                                40,185                 5.18
                                              ---------           ----------
  Outstanding at end of period                1,440,353           $    17.28
                                              =========           ==========

The aggregate intrinsic value of stock options outstanding at March 31, 2006 was $6.2 million, all of which relates to vested awards. Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted price of the Company's common stock as of the reporting date where there is positive value. The total market value at date of exercise in excess of grant price of options exercised during the first quarter of 2006 was $449,000.

As of March 31, 2006, there was $2.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company's stock options plans. That cost is expected to be recognized over the next 29 months.

The following table summarizes information about stock options outstanding at March 31, 2006.

                                STOCK OPTIONS OUTSTANDING                       STOCK OPTIONS EXERCISABLE
                      ------------------------------------------------       ------------------------------
                                    WEIGHTED AVERAGE       WEIGHTED                             WEIGHTED
     RANGE OF                        REMAINING LIFE        AVERAGE                              AVERAGE
  EXERCISE PRICES       SHARES          (YEARS)         EXERCISE PRICE         SHARES        EXERCISE PRICE
  ---------------     ---------     ----------------    --------------       ---------       --------------
     2.88-4.50          321,611           3.1                $  3.77           321,611         $    3.77
     7.69-8.32          141,271           4.2                   8.10           141,271              8.10
    19.11-21.95         452,161           7.3                  20.36           319,571             19.70
    23.51-27.15         525,310           8.3                  25.37           200,111             26.68
                      ---------          ----                -------           -------         ---------
                      1,440,353           6.4                $ 16.97           982,564         $   14.24
                      =========          ====                =======           =======         =========

(3) MANAGEMENT ESTIMATES

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported period and related disclosures. Significant estimates made as of and for the three month periods ended March 31, 2006 and 2005 include provisions for shrinkage, capitalized buying, warehousing and distribution costs related to inventory, and markdowns of merchandise inventories. Actual results could differ materially from those estimates.

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

(7) LONG-TERM DEBT

The Company maintains two mortgage agreements with Wachovia Bank on its new corporate offices and distribution center of which $26.1 million and $26.7 million was outstanding at March 31, 2006 and December 31, 2005, respectively. The mortgages are secured by land, building, and equipment. Of the original $30.0 million in mortgages, $22.5 million ($19.8 million at March 31, 2006) is repayable over 15 years and $7.5 million ($6.3 million at March 31, 2006) is repayable over 7 years. Monthly payments are $214,000. The mortgages bear interest at rates that will vary between LIBOR plus 85 basis points and LIBOR plus 135 basis points, depending on the debt service coverage ratio and the length of the mortgage payment. The Company has the option of fixing the interest rate at any time. The mortgages contain covenants that, among other things, restrict the Company's ability to incur additional indebtedness or guarantee obligations in excess of $8.0 million, engage in mergers or consolidations, dispose of assets, make acquisitions requiring a cash outlay in excess of $10.0 million, make loans or advances in excess of $1.0 million, or change the nature of its business. The Company is restricted in capital expenditures, paying dividends and making other distributions unless certain financial covenants are maintained including those relating to tangible net worth, funded debt and a current ratio. The mortgages also define various events of default, including cross default provisions, defaults for any material judgments or a change in control. At March 31, 2006 the Company was in compliance with these agreements.

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

(9) INSURANCE CLAIMS

The Company records any insurance claim receivable based upon its net realizable value when the amounts are estimable and the recovery is probable. Gains on recovery of inventory in excess of cost are recognized in gross margin.

(10) INCOME TAXES

The company's tax provision rate for the first quarter of 2006 was 39.9%. This tax provision is the result of an expected income tax rate 38.0% for the year ended December 31, 2006 plus the expected impact of accounting for incentive stock options (ISOs) under SFAS No. 123(R). Tax benefits relating to ISOs are recognized in future periods when and if disqualifying dispositions occur. The effective tax rate was 39.3% for the three months ended March 31, 2005.

(11) EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                  THREE MONTHS ENDED
                                                        MARCH 31,
                                              ---------------------------
                                                  2006            2005
                                              ----------        ---------
                                          (in thousands except per share data)


Net income....................................  $    250        $   1,252
                                                ========        =========
Weighted average shares:
     Basic....................................    19,838           19,669
     Incremental shares from assumed
       exercise of stock options..............       232              540
                                                --------        ---------
     Diluted..................................    20,070           20,209
                                                ========        =========
Basic net income per share....................  $   0.01        $    0.06
                                                ========        =========
Diluted net income per share..................  $   0.01        $    0.06
                                                ========        =========
Stock options excluded from calculation
     because exercise price was greater than
     market price at reporting date...........       977               15
                                                --------        ---------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion and analysis contains certain forward-looking statements. These forward-looking statements do not constitute historical facts and involve risks and uncertainties. Actual results could differ materially from those referred to in the forward-looking statements due to a number of factors, including, but not limited to, the following: the impact of the adoption of SFAS No. 123(R) (as defined below), customer demand and trends in the arts and crafts industry, the effect of economic conditions and rising gasoline prices, the impact of unfavorable weather conditions, the impact of competitors' locations or pricing, the availability of acceptable real estate locations for new stores, difficulties with respect to new information system technologies, achieving the expected efficiencies in our new distribution center, supply constraints or difficulties, the effectiveness of advertising strategies, the impact of the threat of terrorist attacks and war, the costs associated with a change in senior management and our ability to maintain an effective system of internal control over financial reporting. For additional information concerning factors that could cause actual results to differ materially from the information contained herein, reference is made to the information under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission.

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

CHANGE IN ACCOUNTING: STOCK-BASED COMPENSATION

On January 1, 2006, we adopted SFAS No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)") requiring the recognition of compensation expense in the consolidated statement of income related to the fair value of our employee share-based options. SFAS No. 123(R) revises SFAS No. 123, "Accounting for Stock-Based Compensation" and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"). SFAS No. 123(R) is supplemented by SEC Staff Accounting Bulletin (SAB") No. 107. SAB No. 107 expresses the SEC staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations including the valuation of share-based payment arrangements.

We have two stock option plans under which we may grant up to 3,500,000 shares of common stock. Stock options expire ten years from the date of grant and vest ratably over a three-year period. Shares available for future grants under the plans amounted to 641,689 at March 31, 2006.

SFAS No. 123(R) requires us to measure compensation cost for all outstanding unvested share-based awards at fair value and recognize compensation over the service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. Actual results may differ substantially from these estimates.

We will recognize the cost of all employee stock options on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures. We have selected the modified prospective method of transition; accordingly, prior periods have not been restated. Prior to adopting SFAS No. 123(R), we applied APB Opinion No. 25, and related interpretations in accounting for our stock-based compensation plans. Subsequent to our initial public offering in 1997, all employee stock options were granted at the grant date market price. Accordingly, no compensation cost was recognized for stock option grants. Under the modified prospective method, compensation expense will be recorded for the unvested portion of previously issued awards that remain outstanding at January 1, 2006 using the same estimate of the grant date fair value and the same attribution method used to determine the pro forma disclosure under SFAS No. 123.

We recognized share-based compensation expense of $699,000 in the first quarter of 2006 as a component of selling, general and administrative expense. We also recognized a deferred tax asset of $258,000. The effect on net income was $441,000, or $.02 per diluted share.

Prior to January 1, 2006, we accounted for stock-based awards to employees using the intrinsic value method in accordance with APB Opinion No. 25. The following table illustrates the effect on first-quarter 2005 net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148:

                                          THREE MONTHS ENDED MARCH 31, 2005
                                      --------------------------------------------
                                         (in thousands except per share data)
                                                     Stock-Based
                                      As Reported  Compensation Cost    Pro Forma
                                      -----------  -----------------    ----------
  Income from operations........      $   2,123       $   781            $  1,342
  Income before income taxes....          2,062           781               1,281
  Net income....................          1,252           474                 778
  Basic net income per share....      $    0.06       $  0.02            $   0.04
  Diluted net income per share..      $    0.06       $  0.02            $   0.04

As of March 31, 2006, there was $2.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our stock option plans. That cost is expected to be recognized over the next 29 months.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales and the number of stores open at the end of each such period:

                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                      ---------------------
                                                       2006           2005
                                                      ------         ------
Net sales........................................     100.0%         100.0%
Cost of sales....................................      60.0           60.9
                                                      -----          -----

Gross margin.....................................      40.0           39.1
Selling, general and administrative expenses.....      39.2           37.3
Store pre-opening expenses.......................       0.5            0.1
                                                      -----          -----
Income from operations...........................       0.3            1.7
Net interest (income) expense....................       0.0            0.0
                                                      -----          -----
Income before income taxes.......................       0.3            1.7
Provision for income taxes.......................       0.2            0.7
                                                      -----          -----
Net income.......................................       0.1%           1.0%
                                                      =====          =====

Number of stores open at end of period...........       113            96

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

NET SALES. Net sales increased $10.0 million or 8.2% to $132.9 million in the three months ended March 31, 2006 from $122.9 million in the comparable 2005 period. This increase is comprised of (i) net sales of $1.5 million from four stores opened in 2006, (ii) net sales of $10.7 million from stores opened in 2005 not included in the comparable store base, and (iii) a comparable store sales decrease of $2.2 million or 1.8%. For the three months ended March 31, 2006, customer transactions in comparable stores were down 0.7% and the average sale decreased by 1.1% compared with the same period in 2005. We experienced a decline in our yarn sales as last year we were achieving major sales increases that we could not repeat given the large supply of yarn in the marketplace. These yarn sales were $8.2 million below last year in comparable stores. Excluding yarn, the performance of other merchandise categories including jewelry making, seasonal and basic crafts increased by almost 6.0% in comparable stores.

GROSS MARGIN. Gross margin is net sales minus the cost of merchandise which includes purchasing and receiving costs, inbound freight, duties related to import purchases, internal transfer costs and warehousing costs. Gross margin as a percent of net sales was 40.0% for the three month period ended March 31, 2006, and 39.1% for the three months ended March 31, 2005. The mix of merchandise sold increased margins by 0.4% and the improved productivity in our warehouse increased margins by 0.5% as a result of a reduction in our distribution costs.

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

Selling, general and administrative expenses, as a percent of sales, increased 1.9% in the three months ended March 31, 2006 to 39.2% from 37.3% in the three months ended March 31, 2005. Advertising costs increased by 1.3% due to three factors: a) we ran a circular in the first quarter of 2006 due to the timing of the Easter holiday whereas we ran a circular for the Easter holiday in the second quarter of 2005; b) we ran several marketing tests in the first quarter of 2006; and c) the impact of a comparable store sales decrease. In 2006 we commenced expensing stock-based compensation as required by SFAS No. 123(R). This expense totaling $699,000 increased selling, general and administrative expenses by 0.5%.

STORE PRE-OPENING EXPENSES. We expense store pre-opening expenses as they are incurred which would include rent holidays prior to a store opening. Pre-opening expenses for the four stores we opened in the first quarter of 2006, and lease costs related to the new stores which we will open later in 2006 amounted to $624,000. In the first quarter of 2005, we incurred store pre-opening expenses of $161,000 related to the one store opened in that quarter and lease costs related to stores opened later in 2005.

NET INTEREST EXPENSE. In the first quarter of 2006, we had net interest expense of $53,000 compared with net interest expense of $61,000 for the same period in 2005.

INCOME TAXES. Our tax provision rate for the first quarter of 2006 was 39.9%. This tax provision is the result of an expected income tax rate 38.0% for the year ended December 31, 2006 plus the expected impact of accounting for incentive stock options ("ISOs") under SFAS No. 123(R). Tax benefits relating to ISOs are recognized in future periods when and if disqualifying dispositions occur. The effective tax rate was 39.3% for the three months ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our cash is used primarily for working capital to support inventory requirements and capital expenditures, pre-opening expenses and beginning inventory for new stores. In recent years, we have financed our operations and new store openings primarily with cash from operations and the net proceeds we received from a secondary offering in 2002. In the first half of 2004 we borrowed $30.0 million under two mortgage agreements we have with Wachovia Bank to finance the construction of our new corporate offices and distribution center.

At March 31, 2006 and December 31, 2005, our working capital was $157.4 million and $158.6 million, respectively. Cash used in operations was $10.8 million for the three months ended March 31, 2006 principally as a result of an increase in inventories of $12.3 million to support new stores.

Net cash used in investing activities during the three months ended March 31, 2006 was $799,000, including $4.5 million for capital expenditures offset by proceeds from maturation of marketable securities of $3.7 million. In 2006, we expect to spend approximately $19.0 million on capital expenditures, which includes $11.0 million for new store openings, and the remainder for remodeling existing stores, upgrading systems in existing stores, warehouse equipment and corporate systems development. Of the $11.0 million in new store capital expenditures, we expect to receive $1.5 million back from landlords.

We have two mortgage agreements with Wachovia Bank on our new corporate offices and distribution center of which $26.1 million was outstanding at March 31, 2006. The mortgages are secured by land, building and equipment. Of the original $30.0 million in mortgages, $22.5 million ($19.8 million as of March 31, 2006) is repayable over 15 years and $7.5 million ($6.3 million as of March 31, 2006) is repayable over 7 years. Monthly payments are $214,000. The mortgages bear interest at rates that will vary between LIBOR plus 85 basis points and LIBOR plus 135 basis points, depending on the debt service coverage ratio and the length of the mortgage payment. We have the option of fixing the interest rate at any time. The mortgages contain covenants that, among other things, restrict our ability to incur additional indebtedness or guarantee obligations in excess of $8.0 million, engage in mergers or consolidations, dispose of assets, make acquisitions requiring a cash outlay in excess of $10.0 million, make loans or advances in excess of $1.0 million, or change the nature of our business. We are restricted in capital expenditures, paying dividends and making other distributions unless certain financial covenants are maintained including those relating to tangible net worth, funded debt and a current ratio. The mortgages also define various events of default, including cross default provisions, defaults for any material judgments or a change in control. At March 31, 2006, we were in compliance with these agreements.

We currently have a line of credit with Wachovia Bank. On February 22, 2006, we amended our line of credit agreement. The purpose of this amendment was to increase the aggregate amount available under the line of credit from $25.0 million to $35.0 million and to extend the expiration date from May 1, 2006 to May 31, 2007. Borrowings under this line will bear interest at LIBOR plus 95 basis points and are subject to the same covenants as the mortgages described above. At March 31, 2006, there were no borrowings outstanding under this agreement.

We believe the cash generated from operations during the year and available borrowings under the line of credit agreement will be sufficient to finance our working capital and capital expenditure requirements for at least the next 12 months.

CRITICAL ACCOUNTING ESTIMATES

Except as described below, our accounting policies are fully described in Note 1 of our notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from those estimates. Management makes adjustments to its assumptions and judgments when facts and circumstances dictate. The amounts currently estimated by us are subject to change if different assumptions as to the outcome of future events were made. We evaluate our estimates and judgments on an ongoing basis and predicate those estimates and judgments on historical experience and on various other factors that management believes to be reasonable under the circumstances. Management believes the following critical accounting estimates encompass the more significant judgments and estimates used in preparation of our consolidated financial statements:

         o    merchandise inventories;

         o    impairment of long-lived assets;

         o    stock-based compensation under SFAS No. 123(R);

         o    income taxes; and

         o    other estimates.

Other than accounting for stock-based compensation under SFAS No. 123(R), which is described below, the foregoing critical accounting estimates are more fully described in our Annual Report on Form 10-K for the year ended December 31, 2005. We believe that there have been no significant changes during the three months ended March 31, 2006 to the items that we disclosed as our critical accounting policies and estimates in our Annual Report Form 10-K for the year ended December 31, 2005, except as described below.

STOCK-BASED COMPENSATION EXPENSE UNDER SFAS NO. 123(R)

         Effective January 1, 2006, we account for stock-based compensation in accordance with the provisions of SFAS No. 123(R). Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the service period for awards expected to vest. Determining the appropriate fair value model and calculating the fair value of stock-based awards requires judgment, including estimating stock price volatility, forfeiture rates and expected lives. For more discussion of stock-based compensation under SFAS No. 123(R), see Note 2 in our notes to consolidated financial statements contained in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest cash balances in excess of operating requirements primarily in money market mutual funds and to a lesser extent in interest-bearing securities with maturities of less than two years. The fair value of our cash and equivalents at March 31, 2006 approximated carrying value. We had no borrowings outstanding under our line of credit at March 31, 2006. The interest rates on our mortgages fluctuate with market rates and therefore the value of these financial instruments will not be impacted by a change in interest rates. Based on the amounts outstanding at March 31, 2006, the impact of a hypothetical increase or decrease in interest rates of 10% compared with the rates in effect at March 31, 2006 would result in an increase or decrease in our interest expense of $151,000 annually, and an increase or decrease in our interest income of $130,000 annually.

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2006, our disclosure controls and procedures, as defined in Rule 13a-15(e), were effective at the reasonable assurance level, to ensure that (i) information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer note that during the quarter ended March 31, 2006, we did not timely file a Current Report on Form 8-K to disclose the adoption of our 2006 bonus plan on February 20, 2006. Notwithstanding the missed Form 8-K filing, we believe that our disclosure controls and procedures are effective. Information regarding the adoption of our 2006 bonus plan is contained in this quarterly report on Form 10-Q.

Our management carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Based on this evaluation, our management determined that no change in our internal control over financial reporting occurred during the first quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2005 are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

2006 BONUS PLAN

On February 20, 2006, our Compensation Committee approved the 2006 Bonus Plan, which is not set forth in a written agreement, for certain management-level employees. Under the 2006 Bonus Plan, if we achieve certain pre-tax profit targets approved by our Compensation Committee, we will pay bonuses to eligible participants at pre-determined amounts which increase as our pre-tax profit increases. The amounts paid to eligible participants vary based upon that participant's job responsibility. The pre-tax profit targets approved by our Compensation Committee are based on our net income.

2006 ANNUAL MEETING OF SHAREHOLDERS

Our 2006 Annual Meeting of Shareholders (the "2006 Annual Meeting") will be held on August 3, 2006, which date is more than 30 calendar days from the date on which the 2005 Annual Meeting of Shareholders took place. The proxy rules promulgated by the Securities and Exchange Commission under the Exchange Act require us to inform shareholders of such change in date in addition to the new deadlines for shareholder proposals in our earliest possible quarterly report on Form 10-Q. Accordingly, we hereby notify our shareholders that shareholder proposals for our 2006 Annual Meeting must be submitted to us by June 1, 2006 to receive consideration for inclusion in our proxy statement relating to the 2006 Annual Meeting. Any such proposal must also comply with the proxy rules under the Exchange Act, including Rule 14a-8.

In addition, shareholders are notified that the deadline for providing us timely notice of any shareholder proposal to be submitted outside of the Rule 14a-8 process for consideration at our 2006 Annual Meeting is June 1, 2006. As to all such matters which we do not have notice on or prior to June 1, 2006, discretionary authority shall be granted to the persons designated in our proxy statement related to our 2006 Annual Meeting to vote on such matters.

Shareholder proposals must be in writing, include the information required by our bylaws and be sent either by personal delivery, nationally-recognized express mail or United States mail, postage prepaid to A.C. Moore Arts & Crafts, Inc., 130 A.C. Moore Drive, Berlin, New Jersey 08009, Attention: Secretary of the Company. All late or nonconforming proposals will be rejected. Our bylaws are available, at no cost, at the SEC's website, www.sec.gov, as Exhibit 3.3 to our Form 8-K filed on August 27, 2004 or upon the shareholder's written request to Leslie H. Gordon, A.C. Moore Arts & Crafts, Inc., 130 A.C. Moore Drive, Berlin, New Jersey 08009.

ITEM 6. EXHIBITS

10.1+         Description of Directors and Named Executive Officers
              Compensation.

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

--------------------------------------------------------------------------------

 +    Management Contract or Compensatory Plan or Arrangement.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       A.C. MOORE ARTS & CRAFTS, INC.


Date: May 9, 2006      By: /s/ John E. Parker
                           ----------------------------------------------------
                           John E. Parker
                           Chief Executive Officer (duly authorized officer and principal executive officer)

Date: May 9, 2006      By: /s/ Leslie H. Gordon
                           ----------------------------------------------------
                           Leslie H. Gordon
                           Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

                                  Exhibit Index

Exhibit No.                        Description
-----------                        -----------

10.1+         Description of Directors and Named Executive Officers
              Compensation.

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

--------------------------------------------------------------------------------

 +   Management Contract or Compensatory Plan or Arrangement.