Form 10-Q
period 2006-06-30
A.C. Moore Arts & Crafts, Inc.
filed 2006-08-10
CIK 1042809

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

                     130 A.C. Moore Drive, Berlin, NJ 08009
               (Address of principal executive offices) (Zip Code)

                                 (856) 768-4930
              (Registrant's telephone number, including area code)

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

   [_] Large accelerated filer [X] Accelerated filer [_] Non-accelerated filer

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 [_] Yes [X] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                CLASS                         OUTSTANDING AT AUGUST 4, 2006
     Common Stock, no par value                        19,857,896

                         A.C. MOORE ARTS & CRAFTS, INC.

                                TABLE OF CONTENTS

                                                                                      PAGE
                                                                                     NUMBER
                                                                                     ------
PART I:    FINANCIAL INFORMATION
           Item 1.  Financial Statements (Unaudited)
                       Consolidated Balance Sheets as of June 30, 2006,
                          December 31, 2005 and June 30, 2005.....................      1
                       Consolidated Statements of Operations for the three and
                          six month periods ended June 30, 2006 and 2005..........      2
                       Consolidated Statements of Cash Flows for the six month
                          periods ended June 30, 2006 and 2005....................      3
                       Notes to Consolidated Financial Statements.................      4
           Item 2.  Management's Discussion and Analysis of Financial Condition
                       and Results of Operations..................................     10
           Item 3.  Quantitative and Qualitative Disclosures About Market Risk....     16
           Item 4.  Controls and Procedures.......................................     16

PART II:   OTHER INFORMATION
           Item 1.  Legal Proceedings.............................................     18
           Item 1A. Risk Factors..................................................     18
           Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds...     18
           Item 3.  Defaults Upon Senior Securities...............................     18
           Item 4.  Submission of Matters to a Vote of Security Holders...........     19
           Item 5.  Other Information.............................................     19
           Item 6.  Exhibits......................................................     19

SIGNATURES........................................................................     20

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         A.C. MOORE ARTS & CRAFTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                       June 30,    December 31,     June 30,
                                                                         2006          2005           2005
                                                                     -----------   ------------   -----------
                                                                     (unaudited)                  (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents .....................................     $ 24,716      $ 57,748       $ 22,229
   Marketable securities .........................................           --         5,224         14,237
   Inventories ...................................................      176,068       152,646        154,019
   Prepaid expenses and other current assets .....................        5,688         6,900          6,567
   Prepaid income taxes ..........................................        2,134            --          3,946
   Deferred tax asset ............................................          981           734            258
                                                                       --------      --------       --------
                                                                        209,587       223,252        201,256
Non current assets:
   Property and equipment, net ...................................       91,834        88,098         83,060
   Other assets ..................................................        1,390         1,407          1,398
                                                                       --------      --------       --------
                                                                       $302,811      $312,757       $285,714
                                                                       ========      ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt .............................     $  2,571      $  2,571       $  2,571
   Trade accounts payable ........................................       41,002        46,445         34,432
   Accrued payroll and payroll taxes .............................        2,480         3,928          4,329
   Accrued expenses ..............................................        9,939        10,044          6,211
   Income taxes payable ..........................................           --         1,679             --
                                                                       --------      --------       --------
                                                                         55,992        64,667         47,543
                                                                       --------      --------       --------
Non current liabilities:
   Long-term debt ................................................       22,929        24,215         25,500
   Deferred tax liability ........................................        7,430         8,039          8,076
   Accrued lease liability .......................................       17,402        17,327         15,176
                                                                       --------      --------       --------
                                                                         47,761        49,581         48,752
                                                                       --------      --------       --------
                                                                        103,753       114,248         96,295
                                                                       --------      --------       --------
Shareholders' Equity:
Preferred stock, no par value, 10,000,000 shares
   authorized; none issued .......................................           --            --             --
Common stock, no par value, 40,000,000 shares authorized; issued and outstanding 19,857,896 shares at June 30, 2006, 19,816,774
      at December 31, 2005 and 19,687,982 at June 30, 2005 .......      113,451       111,383        111,133
Retained earnings ................................................       85,607        87,126         78,286
                                                                       --------      --------       --------
                                                                        199,058       198,509        189,419
                                                                       --------      --------       --------
                                                                       $302,811      $312,757       $285,714
                                                                       ========      ========       ========

                 See accompanying notes to financial statements.

                         A.C. MOORE ARTS & CRAFTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                   Three months ended     Six months ended
                                                        June 30,              June 30,
                                                  -------------------   -------------------
                                                    2006       2005       2006       2005
                                                  --------   --------   --------   --------
Net sales .....................................   $129,815   $113,489   $262,733   $236,368
Cost of sales (including buying and
   distribution costs) ........................     77,023     67,800    156,788    142,551
                                                  --------   --------   --------   --------
Gross margin ..................................     52,792     45,689    105,945     93,817
Selling, general and administrative expenses        53,185     44,766    105,029     90,610
Costs related to change in management .........      1,811         --      2,027         --
Store pre-opening expenses ....................        671        944      1,295      1,105
                                                  --------   --------   --------   --------
Income (loss) from operations .................     (2,875)       (21)    (2,406)     2,102
      Interest expense ........................        390        292        758        550
      Interest (income) .......................       (317)      (231)      (632)      (428)
                                                  --------   --------   --------   --------
Income (loss) before income taxes .............     (2,948)       (82)    (2,532)     1,980
      Provision (benefit) for income taxes ....     (1,179)       (32)    (1,013)       778
                                                  --------   --------   --------   --------
Net income (loss) .............................   $ (1,769)  $    (50)  $ (1,519)  $  1,202
                                                  ========   ========   ========   ========
Basic net income (loss) per share .............   $  (0.09)  $  (0.00)  $  (0.08)  $   0.06
                                                  ========   ========   ========   ========
Diluted net income (loss) per share ...........   $  (0.09)  $  (0.00)  $  (0.08)  $   0.06
                                                  ========   ========   ========   ========

                 See accompanying notes to financial statements.

                         A.C. MOORE ARTS & CRAFTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                  Six months ended
                                                                      June 30,
                                                                -------------------
                                                                  2006       2005
                                                                --------   --------
Cash flows from operating activities:
Net income (loss) ...........................................   $ (1,519)  $  1,202
Adjustments to reconcile net income to net cash (used in)
   operating activities:
   Depreciation and amortization ............................      5,850      5,220
   Stock based compensation .................................      1,734         --
   Disposal of assets .......................................         --        438
   Provision for (benefit of) deferred income taxes, net ....       (857)        --
   Changes in assets and liabilities:
      Inventories ...........................................    (23,422)   (11,187)
      Prepaid expenses and other current assets .............       (922)     1,088
      Accounts payable, accrued payroll, payroll taxes and
         accrued expenses ...................................     (6,996)   (17,563)
      Income taxes payable ..................................     (1,679)    (4,501)
      Accrued lease liability ...............................         75      1,381
      Other .................................................         17        349
                                                                --------   --------
Net cash (used in) operating activities .....................    (27,719)   (23,573)
                                                                --------   --------
Cash flows from investing activities:
      Capital expenditures ..................................     (9,586)    (5,499)
      Proceeds from maturation of marketable securities .....      5,224      3,598
      Investment in marketable securities ...................         --       (277)
                                                                --------   --------
Cash flows (used in) investing activities ...................     (4,362)    (2,178)
                                                                --------   --------
Cash flows from financing activities:
      Exercise of stock options .............................        216        838
      Tax benefit of stock based compensation ...............        119         --
      Repayment of long-term debt ...........................     (1,286)    (1,286)
                                                                --------   --------
Net cash (used in) financing activities .....................       (951)      (448)
                                                                --------   --------
Net (decrease) in cash and cash equivalents .................    (33,032)   (26,199)
Cash and cash equivalents at beginning of period ............     57,748     48,428
                                                                --------   --------
Cash and cash equivalents at end of period ..................   $ 24,716   $ 22,229
                                                                ========   ========

                 See accompanying notes to financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  BASIS OF PRESENTATION

The consolidated financial statements included herein include the accounts of A.C. Moore Arts & Crafts, Inc. and its wholly owned subsidiaries (collectively the "Company"). The Company is a chain of 114 retail stores selling arts and crafts merchandise. The stores are located throughout the eastern United States.

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

In July 2006, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards Board Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes." FIN 48 is an interpretation of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an enterprise's tax return. This interpretation also provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition of tax positions. The recognition threshold and measurement attribute is part of a two step tax position evaluation process prescribed in FIN 48. FIN 48 is effective after the beginning of an entity's first fiscal year that begins after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, and is currently evaluating the impact to the Company's consolidated financial statements.

(2)  COSTS RELATED TO CHANGE IN MANAGEMENT

On June 1, 2006 the Company appointed a new Chief Executive Officer to replace the previous Chief Executive Officer who retired June 1, 2006. In June 2006, the Company also announced the retirement of its Chief Financial Officer, effective July 31, 2006, and its Executive Vice President, Merchandising, effective June 30, 2006. In connection with these and other similar changes, effective July 31, 2006, the Company incurred costs of $1.8 million and $2.0 million in the three and six month periods ended June 30, 2006, respectively, including severance costs relating to departing executives as well as the recruitment costs for new executives. It is anticipated that the Company will continue to incur additional expenses of this nature as it implements various other changes.

(3)  STOCK-BASED COMPENSATION

The Company has two stock option plans under which the Company may grant up to 3,500,000 shares of common stock. Stock options expire ten years from the date of grant and vest ratably over a three-year period. Shares available for future grants under the plans amounted to 487,508 at June 30, 2006.

On January 1, 2006 the Company adopted SFAS No. 123(R), "Share-Based Payment," requiring the recognition of compensation expense in the Consolidated Statement of Income related to the fair value of its employee share-based options. SFAS No. 123(R) revises SFAS No. 123, "Accounting for Stock-Based Compensation," and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) is supplemented by SEC Staff Accounting Bulletin ("SAB") No. 107. SAB No. 107 expresses the SEC staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations including the valuation of share-based payment arrangements.

The Company will recognize the cost of all employee stock options on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures. The Company has selected the modified prospective method of transition; accordingly, prior periods have not been restated. Prior to adopting SFAS No. 123(R), the Company applied APB Opinion No. 25, and related interpretations in accounting for its stock-based compensation plans. Subsequent to the Company's initial public offering in 1997, employee stock options were granted at the grant date market price. Accordingly, before January 1, 2006, no compensation cost was recognized for stock option grants. Under the modified prospective method, compensation expense will be recorded for the unvested portion of previously issued awards that remain outstanding at January 1, 2006 using the same estimate of the grant date fair value and the same attribution method used to determine the pro forma disclosure under SFAS No. 123.

The Company determines fair value of such awards using the Black-Scholes options pricing model with the following weighted-average assumptions:

                                            2006         2005      2004       2003
                                           -----        -----     ------     ------
Average fair value of options granted...   $8.90        $9.79     $11.15     $12.99
Risk free interest rate.................     5.0%         4.4%       3.8%       3.2%
Dividend yield..........................      --           --         --         --
Average expected life...................     6.0 yrs      5.0 yrs    4.9 yrs    4.5 yrs
   Expected stock price volatility......    44.4%        38.9%      54.9%      56.0%

Expected volatilities were based on a blend of historical and implied volatilities of our common stock for 2006 and 2005, and on historical volatilities for 2004 and 2003; the expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns; and the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

For the first half of 2006, the Company recognized $1,734,000 of share-based compensation expense. Of this amount $1,584,000 was included as a component of selling, general and administrative expense and $150,000 was included in costs related to a change in management. The effect on net income was $621,000 or $.03 per diluted share in the second quarter and $1,040,000 or $.05 per share in the first six months of 2006.

Prior to January 1, 2006, the Company accounted for stock-based awards to employees using the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." The following table illustrates the effect on first half and second-quarter 2005 net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148:

                                     Six Months Ended June 30, 2005          Three Months Ended June 30, 2005
                                  (in thousands except per share data)     (in thousands except per share data)
                                 --------------------------------------   --------------------------------------
                                                Stock-Based                              Stock-Based
                                               Compensation                             Compensation
                                 As Reported       Cost       Pro forma   As Reported       Cost       Pro forma
                                 -----------   ------------   ---------   -----------   ------------   ---------
Income (loss) from
   operations.................      $2,102        $1,560        $ 542       $  (21)        $  778       $ (799)
Income (loss) before income
   taxes .....................       1,980         1,560          420          (82)           778         (860)
Net Income (loss).............       1,202           947          255          (50)           472         (522)
Basic net income (loss) per
   share......................        0.06          0.05        $0.01        (0.00)         (0.02)       (0.03)
Diluted net income (loss) per
   share......................      $ 0.06        $ 0.05        $0.01       $(0.00)        $(0.02)      $(0.03)

Activity in the Company's stock option plans for the first half of 2006 was as follows:

                                                  Weighted
                                                   Average
Outstanding at beginning of year    Options    Exercise Price
--------------------------------   ---------   --------------
   Activity:                       1,485,067       $16.87
      Granted                        160,000        17.74
      Forfeited                       10,348        22.72
      Exercised                       41,122         5.21
                                   ---------       ------
Outstanding at end of period       1,593,597       $17.31
                                   =========       ======

The aggregate intrinsic value of stock options outstanding at June 30, 2006 was $5.2 million, all of which related to vested awards. Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted price of the Company's common stock as of the reporting date where there is positive value. The total market value at date of exercise in excess of grant price of options exercised during the first half of 2006 was $460,000.

As of June 30, 2006, there was $3.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company's stock options plans. That cost is expected to be recognized over the next 26 months.

The following table summarizes information about stock options outstanding at June 30, 2006.

                            STOCK OPTIONS OUTSTANDING             STOCK OPTIONS EXERCISABLE
                  ---------------------------------------------   -------------------------
                              WEIGHTED AVERAGE      WEIGHTED                    WEIGHTED
   RANGE OF                    REMAINING LIFE        AVERAGE                     AVERAGE
EXERCISE PRICES     SHARES         (YEARS)       EXERCISE PRICE    SHARES    EXERCISE PRICE
---------------   ---------   ----------------   --------------   --------   --------------
   2.88-4.50        321,309          2.8             $ 3.77        321,309       $ 3.77
   7.69-8.32        140,636          3.9               8.10        140,636         8.10
     17.74          160,000          9.9              17.74              0           --
  19.11-21.95       450,144          7.0              20.35        319,221        19.70
  23.51-27.15       521,508          8.0              25.38        199,642        26.68
                  ---------          ---             ------        -------       ------
                  1,593,597          6.5             $17.31        980,808       $14.24
                  =========          ===             ======        =======       ======

(4)  MANAGEMENT ESTIMATES

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported period and related disclosures. Significant estimates made as of and for the three and six month periods ended June 30, 2006 and 2005 include provisions for shrinkage, capitalized buying, warehousing and distribution costs related to inventory, and markdowns of merchandise inventories. Actual results could differ materially from those estimates.

(5)  MARKETABLE SECURITIES

Marketable securities represent investments in fixed financial instruments, are classified as held-to-maturity and recorded at amortized cost. Securities with maturities in excess of 12 months are classified as long-term.

(6)  INVENTORIES

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

(7)  PROPERTY AND EQUIPMENT

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

(8)  LONG-TERM DEBT

The Company maintains two mortgage agreements with Wachovia Bank on its corporate offices and distribution center of which $25.5 million and $26.7 million was outstanding at June 30, 2006 and December 31, 2005, respectively. The mortgages are secured by land, building, and equipment. Of the original $30.0 million in mortgages, $22.5 million ($19.8 million at June 30, 2006) is repayable over 15 years and $7.5 million ($5.7 million at June 30, 2006) is repayable over 7 years. Monthly payments are $214,000. The mortgages bear interest at rates that will vary between LIBOR plus 85 basis points and LIBOR plus 135 basis points, depending on the debt service coverage ratio and the length of the mortgage payment. The Company has the option of fixing the interest rate at any time. The mortgages contain covenants that, among other things, restrict the Company's ability to incur additional indebtedness or guarantee obligations in excess of $8.0 million, engage in mergers or consolidations, dispose of assets, make acquisitions requiring a cash outlay in excess of $10.0 million, make loans or advances in excess of $1.0 million, or change the nature of its business. The Company is restricted in capital expenditures, paying dividends and making other distributions unless certain financial covenants are maintained including those relating to tangible net worth, funded debt and a current ratio. The mortgages also define various events of default, including cross default provisions, defaults for any material judgments or a change in control. At June 30, 2006 the Company was in compliance with these agreements.

(9)  REVENUE RECOGNITION

The Company recognizes revenue at the time of sale of merchandise to its customers, or if the merchandise is custom framing, at the time of delivery of the finished product. The value of point of sale coupons, which have a very limited life, and other discounts that result in a reduction of the price paid by the customer are recorded as a reduction of sales. Sales returns, which are reserved for based on historical experience, are provided for in the period that the related sales are recorded. Proceeds from the sale of gift cards are recorded as gift card liability and recognized as revenue when redeemed by the holder.

(10) INSURANCE CLAIMS

The Company records any insurance claim receivable based upon its net realizable value when the amounts are estimable and the recovery is probable. Gains on recovery of inventory in excess of cost are recognized in gross margin.

(11) INCOME TAXES

The Company's effective tax rate for the first half of 2006 was 40.0%, compared to 39.3% for the first half of 2005. This is the result of an expected tax rate of 38.0% for the year ended December 31, 2006 plus the expected impact of accounting for incentive stock options (ISOs) under SFAS No. 123(R). Tax benefits relating to ISOs are recognized in future periods when and if disqualifying dispositions occur.

The effective tax rate was 40.0% for the second quarter of 2006 compared to 39.0% for the second quarter of 2005.

(12) EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                             THREE MONTHS ENDED    SIX MONTHS ENDED
                                                  JUNE 30,             JUNE 30,
                                             ------------------   -----------------
                                               2006      2005       2006      2005
                                             -------   --------   -------   -------
                                              (in thousands, except per share data)
Net Income (loss) ........................   $(1,769)  $   (50)   $(1,519)  $ 1,202
                                             =======   =======    =======   =======
Weighted average shares:
   Basic .................................    19,857    19,743     19,847    19,709
   Incremental shares from assumed
      exercise of stock options ..........        --        --         --       477
                                             -------   -------    -------   -------
   Diluted ...............................    19,857    19,743     19,847    20,186
                                             =======   =======    =======   =======
Basic net income (loss) per share ........   $ (0.09)  $ (0.00)   $ (0.08)  $  0.06
                                             =======   =======    =======   =======
Diluted net income (loss) per share ......   $ (0.09)  $ (0.00)   $ (0.08)  $  0.06
                                             =======   =======    =======   =======
Stock options excluded from calculation
   because exercise price was greater than
   average market price ..................     1,132         0      1,132         0
                                             -------   -------    -------   -------
Potentially dilutive shares excluded from
   calculation as the result would be
   anti-dilutive .........................       462       491        462         0
                                             -------   -------    -------   -------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion and analysis contains certain forward-looking statements. These forward-looking statements do not constitute historical facts and involve risks and uncertainties. Actual results could differ materially from those referred to in the forward-looking statements due to a number of factors, including, but not limited to, the following: the impact of the adoption of SFAS No. 123(R) (as defined below), customer demand and trends in the arts and crafts industry, related inventory risks due to shifts in customer demand, the effect of economic conditions and rising gasoline prices, the impact of unfavorable weather conditions, the impact of competitors' locations or pricing, the availability of acceptable real estate locations for new stores, difficulties with respect to new information system technologies, difficulties in implementing measures to reduce costs and expenses, supply constraints or difficulties, the effectiveness of advertising strategies, the impact of the threat of terrorist attacks and war, the costs associated with a change in senior management and our ability to maintain an effective system of internal control over financial reporting. For additional information concerning factors that could cause actual results to differ materially from the information contained herein, reference is made to the information under Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission (the "SEC"), as updated in this Quarterly Report on Form 10-Q under Part II, "Item 1A. Risk Factors."

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

CHANGE IN ACCOUNTING: STOCK-BASED COMPENSATION

On January 1, 2006, we adopted SFAS No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)") requiring the recognition of compensation expense in the consolidated statement of income related to the fair value of our employee share-based options. SFAS No. 123(R) revises SFAS No. 123, "Accounting for Stock-Based Compensation," and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"). SFAS No. 123(R) is supplemented by SEC Staff Accounting Bulletin ("SAB") No. 107. SAB No. 107 expresses the SEC staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations including the valuation of share-based payment arrangements.

We have two stock option plans under which we may grant up to 3,500,000 shares of common stock. Stock options expire ten years from the date of grant and vest ratably over a three-year period. Shares available for future grants under the plans amounted to 487,508 at June 30, 2006.

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

We will recognize the cost of all employee stock options on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures. We have selected the modified prospective method of transition; accordingly, prior periods have not been restated. Prior to adopting SFAS No. 123(R), we applied APB Opinion No. 25, and related interpretations in accounting for our stock-based compensation plans. Subsequent to our initial public offering in 1997, employee stock options were granted at the grant date market price. Accordingly, before January 1, 2006, no compensation cost was recognized for stock option grants. Under the modified prospective method, compensation expense will be recorded for the unvested portion of previously issued awards that remain outstanding at January 1, 2006 using the same estimate of the grant date fair value and the same attribution method used to determine the pro forma disclosure under SFAS No. 123.

We recognized share-based compensation expense of $1,035,000 in the second quarter and $1,734,000 in the first half of 2006. We also recognized a deferred tax asset of $406,000 in the first half of 2006. The effect on net income was $621,000, or $.03 per diluted share in the second quarter of 2006 and $1,040,000 or $.05 per share in the first six months of 2006.

Prior to January 1, 2006, we accounted for stock-based awards to employees using the intrinsic value method in accordance with APB Opinion No. 25. The following table illustrates the effect on first-half and first quarter 2005 net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148:

                                   Six Months Ended June 30, 2005          Three Months Ended June 30, 2005
                               --------------------------------------   --------------------------------------
                                (in thousands except per share data)     (in thousands except per share data)

                                              Stock-Based                              Stock-Based
                                             Compensation                             Compensation
                               As Reported       Cost       Pro forma   As Reported       Cost       Pro forma
                               -----------   ------------   ---------   -----------   ------------   ---------
Income (loss) from
   operations ..............      $2,102        $1,560         $ 542      $  (21)        $  778        $ (799)
Income (loss) before
   income taxes ............       1,980         1,560           420         (82)           778          (860)
Net Income
   (loss) ..................       1,202           947           255         (50)           472          (522)
Basic net income (loss)
   per share ...............        0.06          0.05         $0.01       (0.00)         (0.02)        (0.03)
Diluted net income (loss)
   per share ...............      $ 0.06        $ 0.05         $0.01      $(0.00)        $(0.02)       $(0.03)

As of June 30, 2006, there was $3.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our stock option plans. That cost is expected to be recognized over the next 26 months.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales and the number of stores open at the end of each such period:

                                                  THREE MONTHS ENDED   SIX MONTHS ENDED
                                                       JUNE 30,            JUNE 30,
                                                  ------------------   ----------------
                                                     2006     2005       2006     2005
                                                    -----    -----      -----    -----
Net sales......................................     100.0%   100.0%     100.0%   100.0%
Cost of sales..................................      59.3     59.7       59.7     60.3
                                                    -----    -----      -----    -----
Gross margin...................................      40.7     40.3       40.3     39.7
Selling, general and administrative expenses...      41.0     39.5       40.0     38.3
Costs related to change in management..........       1.4      0.0        0.7      0.0
Store pre-opening expenses.....................       0.5      0.8        0.5      0.5
                                                    -----    -----      -----    -----
Income (loss) from operations..................      (2.2)    (0.0)      (0.9)     0.9
Net interest expense...........................       0.1      0.0        0.1      0.1
                                                    -----    -----      -----    -----
Income (loss) before income taxes..............      (2.3)    (0.0)      (1.0)     0.8
Provision (benefit) for income taxes...........      (0.9)    (0.0)      (0.4)     0.3
                                                    -----    -----      -----    -----
Net income (loss)..............................      (1.4)%   (0.0)%     (0.6)%    0.5%
                                                    =====    =====      =====    =====
Number of stores open at end of period.........       114       98

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

NET SALES. Net sales increased $16.3 million or 14.0% to $129.8 million in the three months ended June 30, 2006 from $113.5 million in the comparable 2005 period. This increase is comprised of (i) net sales of $3.3 million from stores opened in 2006, (ii) net sales of $9.7 million from stores opened in 2005 not included in the comparable store base, and (iii) a comparable store sales increase of $3.3 million or 3.0%. For the three months ended June 30, 2006, in comparable stores the number of customer transactions were flat and the average sale increased by 3.0% compared with the same period in 2005.

GROSS MARGIN. Gross margin is net sales minus the cost of merchandise which includes purchasing and receiving costs, inbound freight, duties related to import purchases, internal transfer costs and warehousing costs. Gross margin as a percent of net sales was 40.7% for the three months ended June 30, 2006, and 40.3% for the three months ended June 30, 2005. The mix of merchandise sold increased margins by 0.3% and the improved productivity in our warehouse increased margins by 0.1% as a result of a reduction in our distribution costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include (a) direct store level expenses, including rent and related operating costs, payroll, advertising, depreciation and other direct costs, and (b) corporate level costs not directly associated with or allocable to cost of sales, including executive salaries, accounting and finance, corporate information systems, office facilities and other corporate expenses.

Selling, general and administrative expenses, as a percent of sales, increased 1.5% in the three months ended June 30, 2006 to 41.0% from 39.5% in the three months ended June 30, 2005. In 2006 we began expensing stock-based compensation as required by SFAS No.123(R). This expense totaled $1,035,000 for the second quarter, of which $885,000 was included in selling, general and administrative expenses. Stock based compensation accounted for 0.7% for the increase in selling, general and administrative expenses. Costs associated with workers compensation, general liability claims and medical expenses, were 0.8% greater in the second quarter of 2006 than in 2005.

COSTS RELATED TO CHANGE IN MANAGEMENT. On June 1, 2006 we appointed a new Chief Executive Officer to replace the previous Chief Executive Officer who retired June 1, 2006. In June 2006, we also announced the retirement of our Chief Financial Officer, effective July 31, 2006, and our Executive Vice President, Merchandising, effective June 30, 2006. In connection with these and other similar changes, we incurred $1.8 million in costs including severance and stock compensation expense costs relating to departing executives as well as the recruitment costs for new executives. It is anticipated that we will continue to incur additional expenses of this nature as we implement various other changes.

STORE PRE-OPENING EXPENSES. We expense store pre-opening expenses as they are incurred which include rent holidays prior to a store opening. Pre-opening expenses for the one store we opened in the second quarter of 2006, and lease costs related to the new stores which we will open later in 2006 amounted to $671,000. In the second quarter of 2005, we incurred store pre-opening expenses of $944,000 related to the stores opened in that quarter and lease costs related to stores opened later in 2005.

NET INTEREST EXPENSE. In the second quarter of 2006, we had net interest expense of $73,000 compared with net interest expense of $61,000 for the same period in 2005.

INCOME TAXES. Our tax provision rate for the second quarter of 2006 was 40.0%. This tax provision is the result of an expected income tax rate 38.0% for the year ended December 31, 2006 plus the expected impact of accounting for incentive stock options ("ISOs") under SFAS No. 123(R). Tax benefits relating to ISOs are recognized in future periods when and if disqualifying dispositions occur. The effective tax rate was 39.0% for the three months ended June 30, 2005.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

NET SALES. Net sales increased $26.4 million or 11% to $262.7 million in the six months ended June 30, 2006 from $236.4 million in the comparable 2005 period. This increase is comprised of (i) net sales of $4.9 million from four stores opened in 2006, (ii) net sales of $20.5 million from stores opened in 2005 not included in the comparable store base, and (iii) a comparable store sales increase of $1.0 million. For the six months ended June 30, 2006, customer transactions in comparable stores were down 0.4% and the average sale increased by 0.9% compared with the same period in 2005.

GROSS MARGIN. Gross margin as a percent of net sales was 40.3% for the six months ended June 30, 2006, and 39.7% for the six months ended June 30, 2005. The mix of merchandise sold increased margins by 0.3% and the improved productivity in our warehouse increased margins by 0.3% as a result of a reduction in our distribution costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, as a percent of sales, increased 1.7% in the six months ended June 30, 2006 to 40.0% from 38.3% in the six months ended June 30, 2005. Stock-based compensation totaled $1,734,000 for the six months ended June 30, 2006, of which $1,584,000 was included in selling, general and administrative expenses. Stock- based compensation accounted for 0.6% of the increase in selling, general and administrative expenses. Workers compensation, general liability claims and medical costs were 0.3% greater in the first half of 2006 compared with the same period in 2005. The remainder of the increase was due to greater first quarter advertising costs and the impact of a first quarter comparable store sales decrease.

COSTS RELATED TO CHANGE IN MANAGEMENT. On June 1, 2006 we appointed a new Chief Executive Officer to replace the previous Chief Executive Officer who retired June 1, 2006. In June 2006 we also announced the retirement of our Chief Financial Officer, effective July 31, 2006, and our Executive Vice President, Merchandising, effective June 30, 2006. In connection with these and other similar changes in the first half of 2006 we incurred $2.0 million in costs including severance costs and stock compensation expense relating to departing executives as well as the recruitment costs for new executives. It is anticipated that we will continue to incur additional expenses of this nature as we implement various other changes.

STORE PRE-OPENING EXPENSES. Pre-opening expenses for the five stores we opened in the first six months of 2006, and lease costs related to the new stores which we will open later in 2006 amounted to $1,295,000. In the first six months of 2005, we incurred store pre-opening expenses of $1,105,000 related to the stores opened and lease costs related to stores opened later in 2005.

NET INTEREST EXPENSE. In the first six months of 2006, we had net interest expense of $126,000 compared with net interest expense of $122,000 for the same period in 2005.

INCOME TAXES. Our tax provision rate for the first half of 2006 was 40.0%. This tax provision is the result of an expected income tax rate 38.0% for the year ended December 31, 2006 plus the expected impact of accounting for incentive stock options ("ISOs") under SFAS No. 123(R). Tax benefits relating to ISOs are recognized in future periods when and if disqualifying dispositions occur. The effective tax rate was 39.3% for the six months ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our cash is used primarily for working capital to support inventory requirements and capital expenditures, pre-opening expenses and beginning inventory for new stores. In recent years, we have financed our operations and new store openings primarily with cash from operations and the net proceeds we received from a secondary offering in 2002. In the first half of 2004 we borrowed $30.0 million under two mortgage agreements we have with Wachovia Bank to finance the construction of our corporate offices and distribution center.

At June 30, 2006 and December 31, 2005, our working capital was $153.6 million and $158.6 million, respectively. Cash used in operations was $27.7 million for the six months ended June 30, 2006 principally as a result of an increase in inventories of $23.4 million due to expected seasonal increases and to support new stores. For the six months ended June 30, 2005, cash used in operations was $23.6 million, principally as a result of a seasonal increase in inventories of $11.2 million and a seasonal decrease in accounts payable and accrued expenses of $17.6 million.

Net cash used in investing activities during the three months ended June 30, 2006 was $4.4 million, including $9.6 million for capital expenditures offset by proceeds from maturation of marketable securities of $5.2 million. In 2006, we expect to spend approximately $19.0 million on capital expenditures, which includes $11.0 million for new store openings, and the remainder for remodeling existing stores, upgrading systems in existing stores, warehouse equipment and corporate systems development. Of the $11.0 million in new store capital expenditures, we expect to receive $1.5 million back from landlords.

We have two mortgage agreements with Wachovia Bank on our corporate offices and distribution center of which $25.5 million was outstanding at June 30, 2006. The mortgages are secured by land, building and equipment. Of the original $30.0 million in mortgages, $22.5 million ($19.8 million as of June 30, 2006) is repayable over 15 years and $7.5 million ($5.7 million as of June 30, 2006) is repayable over 7 years. Monthly payments are $214,000. The mortgages bear interest at rates that will vary between LIBOR plus 85 basis points and LIBOR plus 135 basis points, depending on the debt service coverage ratio and the length of the mortgage payment. We have the option of fixing the interest rate at any time. The mortgages contain covenants that, among other things, restrict our ability to incur additional indebtedness or guarantee obligations in excess of $8.0 million, engage in mergers or consolidations, dispose of assets, make acquisitions requiring a cash outlay in excess of $10.0 million, make loans or advances in excess of $1.0 million, or change the nature of our business. We are restricted in capital expenditures, paying dividends and making other distributions unless certain financial covenants are maintained including those relating to tangible net worth, funded debt and a current ratio. The mortgages also define various events of default, including cross default provisions, defaults for any material judgments or a change in control. At June 30, 2006, we were in compliance with these agreements.

We currently have a $35.0 million line of credit with Wachovia Bank which expires on May 31, 2007. Borrowings under this line will bear interest at LIBOR plus 95 basis points and are subject to the same covenants as the mortgages described above. At June 30, 2006, there were no borrowings outstanding under this agreement.

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

     o    income taxes; and

     o    other estimates.

Other than accounting for stock-based compensation under SFAS No. 123(R), which is described below, the foregoing critical accounting estimates are more fully described in our Annual Report on Form 10-K for the year ended December 31, 2005. We believe that there have been no significant changes during the three months ended June 30, 2006 to the items that we disclosed as our critical accounting policies and estimates in our Annual Report Form 10-K for the year ended December 31, 2005, except as described below.

STOCK-BASED COMPENSATION EXPENSE UNDER SFAS NO. 123(R)

     Effective January 1, 2006, we account for stock-based compensation in accordance with the provisions of SFAS No. 123(R). Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the service period for awards expected to vest. Determining the appropriate fair value model and calculating the fair value of stock-based awards requires judgment, including estimating stock price volatility, forfeiture rates and expected lives. For more discussion of stock-based compensation under SFAS No. 123(R), see Note 3 in our notes to consolidated financial statements contained in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest cash balances in excess of operating requirements primarily in money market mutual funds and to a lesser extent in interest-bearing securities with maturities of less than two years. The fair value of our cash and equivalents at June 30, 2006 approximated carrying value. We had no borrowings outstanding under our line of credit at June 30, 2006. The interest rates on our mortgages fluctuate with market rates and therefore the value of these financial instruments will not be impacted by a change in interest rates. Based on the amounts outstanding at June 30, 2006, the impact of a hypothetical increase or decrease in interest rates of 10% compared with the rates in effect at June 30, 2006 would result in an increase or decrease in our interest expense of $160,000 annually, and an increase or decrease in our interest income of $112,000 annually.

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2006, our disclosure controls and procedures, as defined in Rule 13a-15(e), were effective at the reasonable assurance level, to ensure that (i) information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Based on this evaluation, our management determined that no change in our internal control over financial reporting occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information presented below updates, and should be read in conjunction with, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2005.

OUR SUCCESS DEPENDS ON KEY PERSONNEL WHOM WE MAY NOT BE ABLE TO RETAIN OR HIRE.

We are dependent on the services, abilities and experience of our senior management team. On June 1, 2006, we appointed Rick A. Lepley as our new Chief Executive Officer. Our Chief Financial Officer and Executive Vice President, Merchandising retired in July 2006 and June 2006, respectively, and our Executive Vice President, Merchandising and Marketing resigned in July 2006. We currently have searches in process to fill these positions. There are no assurances as to when we will find suitable candidates for these positions and what the financial cost of their compensation packages will be. In addition, due to competition for qualified executives, we may be required to increase the level of compensation paid to existing and new executives, which could increase our operating expenses.

The loss of the services of senior executives and any general instability in the composition of our senior management team could have a negative impact on our ability to execute on our business and operating strategy. Our business may be impacted by the familiarity of newly appointed executives with our business, and their abilities to develop relationships with our team members and vendors and to implement or change our business and operating strategy.

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

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5.  OTHER INFORMATION

Not Applicable.

ITEM 6.  EXHIBITS

31.1 Certification pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act").

31.2 Certification pursuant to Rule 13a-14(a) promulgated under the Exchange
     Act.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          A.C. MOORE ARTS & CRAFTS, INC.


Date: August 10, 2006                     By: /s/ Rick A. Lepley
                                              ----------------------------------
                                              Rick A. Lepley
                                              Chief Executive Officer (duly
                                              authorized officer and principal
                                              executive officer)


Date: August 10, 2006                     By: /s/ Jason Cesare
                                              ----------------------------------
                                              Jason Cesare
                                              Senior Vice President, Finance
                                              (duly authorized officer and
                                              principal financial officer)

                                  EXHIBIT INDEX

Exhibit No.                               Description
-----------                               -----------
    31.1 Certification pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

    31.2 Certification pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

    32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.