Form 10-Q
period 2006-09-30
A.C. Moore Arts & Crafts, Inc.
filed 2006-11-09
CIK 1042809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 000-23157

A. C. MOORE ARTS & CRAFTS, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	22-3527763 (I.R.S. Employer Identification No.)

130 A. C. Moore Drive, Berlin, NJ 08009

(Address of principal executive offices) (Zip Code)

(856) 768-4930

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes    No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class Common Stock, no par value	Outstanding at November 7, 2006 20,016,546

A.C. MOORE ARTS & CRAFTS, INC.

SIGNATURES	23

i

Back to Contents

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

A.C. MOORE ARTS & CRAFTS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30, 2006	December 31, 2005	September 30, 2005

	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,224	$57,748	$15,701
Marketable securities	—	5,224	12,554
Inventories	173,754	152,646	166,997
Prepaid expenses and other current assets	4,991	6,900	6,415
Prepaid income taxes	4,533	—	5,473
Deferred tax asset	845	734	47

	206,347	223,252	207,187
Non current assets:
Property and equipment, net	93,759	88,098	87,089
Other assets	1,471	1,407	1,432

	$301,577	$312,757	$295,708

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$2,571	$2,571	$2,571
Trade accounts payable	37,973	46,445	45,225
Accrued payroll and payroll taxes	2,507	3,928	2,878
Accrued expenses	12,262	10,044	7,496
Accrued lease liability	1,143	176	65
Income taxes payable	—	1,679	—

	56,456	64,843	58,235
Non current liabilities:
Long-term debt	22,286	24,039	24,792
Deferred tax liability	7,460	8,039	7,841
Accrued lease liability	17,025	17,327	16,939

	46,771	49,405	49,572

Shareholders’ Equity:
Preferred stock, no par value, 10,000,000 shares authorized; none issued	—	—	—
Common stock, no par value, 40,000,000 shares authorized; issued and outstanding 19,998,946 shares at September 30, 2006, 19,816,774 at December 31, 2005 and 19,814,374 at September 30, 2005	115,389	111,383	111,515
Retained earnings	82,961	87,126	76,386

	198,350	198,509	187,901

	$301,577	$312,757	$295,708

See accompanying notes to financial statements.

Back to Contents

A.C. MOORE ARTS & CRAFTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2006	2005	2006	2005

Net sales	$128,936	$115,094	$391,667	$351,462
Cost of sales (including buying and distribution costs)	75,955	68,402	232,739	210,953

Gross margin	52,981	46,692	158,928	140,509
Selling, general and administrative expenses	55,356	48,426	160,387	139,036
Costs related to change in management	888	—	2,915	—
Store pre-opening expenses	930	1,194	2,225	2,300

Income (loss) from operations	(4,193)	(2,928)	(6,599)	(827)
Interest expense	403	331	1,161	881
Interest (income)	(187)	(129)	(819)	(557)

Income (loss) before income taxes	(4,409)	(3,130)	(6,941)	(1,151)
Provision (benefit) for income taxes	(1,764)	(1,230)	(2,776)	(453)

Net income (loss)	$(2,645)	$(1,900)	$(4,165)	$(698)

Basic net income (loss) per share	$(0.13)	$(0.10)	$(0.21)	$(0.04)

Diluted net income (loss) per share	$(0.13)	$(0.10)	$(0.21)	$(0.04)

See accompanying notes to financial statements.

Back to Contents

A.C. MOORE ARTS & CRAFTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Nine months ended September 30,

	2006	2005

Cash flows from operating activities:
Net income (loss)	$(4,165)	$(698)
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation	8,930	7,837
Stock based compensation	2,528	—
Disposal of assets	—	438
Provision for (benefit of) deferred income taxes, net	(690)	—
Changes in assets and liabilities:
Inventories	(21,108)	(24,165)
Prepaid expenses and other current assets	1,909	1,240
Accounts payable, accrued payroll, payroll taxes and accrued expenses	(7,675)	(6,936)
Income taxes payable	(6,212)	(5,840)
Accrued lease liability	842	3,144
Other	(65)	315

Net cash (used in) operating activities	(25,706)	(24,665)

Cash flows from investing activities:
Capital expenditures	(14,591)	(12,145)
Proceeds from maturation of marketable securities	5,224	5,004

Cash flows (used in) investing activities	(9,367)	(7,141)

Cash flows from financing activities:
Exercise of stock options	850	1,008
Tax benefit of stock based compensation	628	—
Repayment of long-term debt	(1,929)	(1,929)

Net cash (used in) financing activities	(451)	(921)

Net (decrease) in cash and cash equivalents	(35,524)	(32,727)
Cash and cash equivalents at beginning of period	57,748	48,428

Cash and cash equivalents at end of period	$22,224	$15,701

See accompanying notes to financial statements.

Back to Contents

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)	Basis of Presentation

The consolidated financial statements included herein include the accounts of A.C. Moore Arts & Crafts, Inc. and its wholly owned subsidiaries (collectively the “Company”). The Company is a chain of 117 retail stores selling arts and crafts merchandise. The stores are located throughout the eastern United States.

These financial statements have been prepared by management without audit and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Due to the seasonality of the Company’s business, the results for the interim periods are not necessarily indicative of the results for the year. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair statement of the interim financial statements. In the opinion of management, all such adjustments are of a normal and recurring nature. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.”

(2)	New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 is an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. This interpretation also provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition of tax positions. The recognition threshold and measurement attribute is part of a two step tax position evaluation process prescribed in FIN 48. FIN 48 is effective after the beginning of an entity’s first fiscal year that begins after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, and does not believe the adoption of FIN 48 will have a material impact to the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Quantifying Misstatements” (“SAB 108”). In recent years, the SEC has voiced concerns over registrants’ exclusive reliance on either a balance sheet or income statement approach in quantifying financial statement misstatements. SAB 108 states that registrants should use both a balance sheet approach and income statement approach when quantifying and evaluating the materiality of a misstatement. SAB 108 also provides guidance on correcting errors under the dual approach as well as transition guidance for correcting previously immaterial errors that are now considered material based on the approach in SAB 108. The Company will adopt SAB 108 as of December 31, 2006, and does not believe the adoption of SAB 108 will have a material impact to the Company’s consolidated financial statements.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued in 2008. The Company is currently assessing the impact of SFAS No. 157 to its consolidated financial statements.

Back to Contents

(3)	Costs Related To Change In Management

The Company incurred costs of $888,000 and $2.9 million in the three and nine month periods ended September 30, 2006, respectively, related to the change in management. These costs include severance costs for departing officers and employees as well as recruiting costs for new officers. Between June 1, 2006 and September 30, 2006, the Company replaced, reclassified or separated a total of 21 officers at the vice president level and above. Changes in management include but are not limited to the following: (i) appointment of a new Chief Executive Officer on June 1, 2006 to replace the previous Chief Executive Officer who retired on June 1, 2006; (ii) appointment of a new Chief Financial Officer on September 13, 2006 to replace the former Chief Financial Officer who retired on July 31, 2006; (iii) replacement of 11 field vice president positions with seven district manager positions; (iv) retirement of the Executive Vice President, Merchandising on June 30, 2006; (v) departure of the Executive Vice President, Merchandising and Marketing on July 31, 2006; (vi) departure of four vice presidents; and (vii) hiring of two new vice presidents to fill two new positions. Subsequent to September 30, 2006, the Company’s Senior Vice President of Human Resources retired and a new Vice President of Human Resources joined the Company. It is anticipated that the Company will continue to incur additional expenses of this nature as it implements various other changes through at least December 31, 2006.

(4)	Stock-Based Compensation

The Company has two stock option plans under which the Company may grant up to 3,500,000 shares of common stock. Stock options expire ten years from the date of grant and vest ratably over a period from one to three years. Shares available for future grants under the plans amounted to 393,740 at September 30, 2006.

On January 1, 2006 the Company adopted SFAS No. 123(R), “Share-Based Payment,” requiring the recognition of compensation expense in the Consolidated Statement of Operations related to the fair value of its employee share-based options. SFAS No. 123(R) revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) is supplemented by SEC Staff Accounting Bulletin (“SAB”) No. 107. SAB No. 107 expresses the SEC staff’s views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations including the valuation of share-based payment arrangements.

The Company will recognize the cost of all employee stock options on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures. The Company has selected the modified prospective method of transition; accordingly, prior periods have not been restated. Prior to adopting SFAS No. 123(R), the Company applied APB Opinion No. 25, and related interpretations in accounting for its stock-based compensation plans. Subsequent to the Company’s initial public offering in 1997, employee stock options were granted at the grant date market price. Accordingly, before January 1, 2006, no compensation cost was recognized for stock option grants. Under the modified prospective method, compensation expense will be recorded for the unvested portion of previously issued awards that remain outstanding at January 1, 2006 using the same estimate of the grant date fair value and the same attribution method used to determine the pro forma disclosure under SFAS No. 123.

Back to Contents

The Company determines fair value of such awards using the Black-Scholes options pricing model with the following weighted-average assumptions:

	2006	2005	2004	2003

Average fair value of options granted	$8.90	$9.79	$11.15	$12.99
Risk free interest rate	5.0%	4.4%	3.8%	3.2%
Dividend yield	—	—	—	—
Average expected life	6.0 yrs	5.0 yrs	4.9 yrs	4.5 yrs
Expected stock price volatility	44.4%	38.9%	54.9%	56.0%

Expected volatilities were based on a blend of historical and implied volatilities of the Company’s common stock for 2006 and 2005, and on historical volatilities for 2004 and 2003; the expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns; and the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

For the first nine months of 2006, the Company recognized $2,528,000 of share-based compensation expense. Of this amount $2,228,000 was included as a component of selling, general and administrative expense and $300,000 was included in costs related to a change in management. The effect on net income was $476,000 or $.02 per diluted share in the third quarter of 2006 and $1,516,000 or $.08 per diluted share in the first nine months of 2006.

Prior to January 1, 2006, the Company accounted for stock-based awards to employees using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The following table illustrates the effect on the first nine months and third-quarter 2005 net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148:

	Three Months Ended September 30, 2005			Nine Months Ended September 30, 2005

	(in thousands except per share data)			(in thousands except per share data)
	As Reported	Stock-Based Compensation Cost	Pro forma	As Reported	Stock-Based Compensation Cost	Pro forma

Income (loss) from operations	$(2,928)	$757	$(3,685)	$(827)	$2,335	(3,162)
Income (loss) before income taxes	(3,130)	757	(3,887)	(1,151)	2,335	(3,486)
Net income (loss)	(1,900)	454	(2,354)	(698)	1,401	(2,099)
Basic net income (loss) per share	(0.10)	(0.02)	(0.12)	(0.04)	(0.07)	(0.11)
Diluted net income (loss) per share	$(0.10)	$(0.02)	$(0.12)	$(0.04)	$(0.07)	$(0.11)

Back to Contents

Activity in the Company’s stock option plans for the first nine months of 2006 was as follows:

	Options	Weighted Average Exercise Price

Outstanding at beginning of year
Activity:	1,485,067	$16.87
Granted	297,000	17.57
Forfeited	53,580	22.79
Exercised	182,172	4.79

Outstanding at end of period	1,546,315	$18.32

The aggregate intrinsic value of vested stock options outstanding at September 30, 2006 was $4.5 million. Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted price of the Company’s common stock as of the reporting date where there is positive value. The total market value at date of exercise in excess of grant price of options exercised during the first nine months of 2006 was $2.3 million.

As of September 30, 2006, there was $4.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock options plans. That cost is expected to be recognized over the next 35 months.

The following table summarizes information about stock options outstanding at September 30, 2006.

		Stock Options Outstanding		Stock Options Exercisable

Range of Exercise Prices	Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

2.88-4.50	205,792	2.8	$3.71	205,792	$3.71
7.69-8.32	113,836	3.7	8.10	113,836	8.10
16.38-18.32	297,000	9.9	17.57	0	—
19.11-21.95	434,196	6.9	20.32	378,217	20.08
23.51-27.15	495,491	7.8	25.43	361,492	26.03

	1,546,315	7.0	$18.32	1,059,337	$17.64

Back to Contents

(5)	Management Estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses, assets and liabilities and disclosure of contingent assets and liabilities. Significant estimates made as of and for the three and nine month periods ended September 30, 2006 and 2005 include provisions for shrinkage, capitalized buying, warehousing and distribution costs related to inventory, markdowns of merchandise inventories and legal contingencies. Actual results could differ materially from those estimates.

(6)	Marketable Securities

Marketable securities represent investments in fixed financial instruments are classified as held-to-maturity and recorded at amortized cost. Securities with maturities in excess of 12 months are classified as long-term.

(7)	Inventories

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

(8)	Property and Equipment

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

(9)	Long-Term Debt

The Company maintains two mortgage agreements with Wachovia Bank on its corporate offices and distribution center of which $24.9 million and $26.7 million was outstanding at September 30, 2006 and December 31, 2005, respectively. The mortgages are secured by land, building, and equipment. Of the original $30.0 million in mortgages, $22.5 million ($19.5 million at September 30, 2006) is repayable over 15 years and $7.5 million ($5.4 million at September 30, 2006) is repayable over 7 years. Monthly payments are $214,000. The mortgages bear interest at rates that will vary between LIBOR plus 85 basis points and LIBOR plus 135 basis points, depending on the debt service coverage ratio and the length of the mortgage payment. The Company has the option of fixing the interest rate at any time. The mortgages contain covenants that, among other things, restrict the Company’s ability to incur additional indebtedness or guarantee obligations in excess of $8.0 million, engage in mergers or consolidations, dispose of assets, make acquisitions requiring a cash outlay in excess of $10.0 million, make loans or advances in excess of $1.0 million, or change the nature of its business. The Company is restricted in capital expenditures, paying dividends and making other distributions unless certain financial covenants are maintained including those relating to tangible net worth, funded debt and a current ratio. The mortgages also define various events of default, including cross default provisions, defaults for any material judgments or a change in control. At September 30, 2006 the Company was in compliance with these agreements.

Back to Contents

(10)	Revenue Recognition

The Company recognizes revenue from sales of our merchandise at the time of the merchandise sale, excluding revenue from the sale of custom frames, which is recognized at the time of delivery. The value of point of sale coupons, which have a very limited life, and other discounts that result in a reduction of the price paid by the customer are recorded as a reduction of sales. Sales returns, which are reserved for based on historical experience, are provided for in the period that the related sales are recorded. Proceeds from the sale of gift cards are recorded as gift card liability and recognized as revenue when redeemed by the holder.

(11)	Insurance Claims

The Company records any insurance claim receivable based upon its net realizable value when the amounts are estimable and the recovery is probable. Gains on recovery of inventory in excess of cost are recognized in gross margin.

(12)	Income Taxes

The Company’s effective tax rate for the nine months of 2006 was 40.0%, compared to 39.3% for the nine months of 2005. This is the result of an expected tax rate of 38.0% for the year ended December 31, 2006 plus the expected impact of accounting for incentive stock options (ISOs) under SFAS No. 123(R). Tax benefits relating to ISOs are recognized in future periods when and if disqualifying dispositions occur. The effective tax rate was 40.0% for the third quarter of 2006 compared to 39.3% for the third quarter of 2005.

(13)	Earnings per share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,

	2006	2005	2006	2005

	(in thousands, except per share data)

Net Income (loss)	$(2,645)	$(1,900)	$(4,165)	$(698)

Weighted average shares:
Basic	19,916	19,808	19,873	19,740
Incremental shares from assumed exercise of stock options	—	—	—	—

Diluted	19,916	19,808	19,873	19,740

Basic net income (loss) per share	$(0.13)	$(0.10)	$(0.21)	$(0.04)

Diluted net income (loss) per share	$(0.13)	$(0.10)	$(0.21)	$(0.04)

Stock options excluded from calculation because exercise price was greater than average market price	680	0	680	0

Potentially dilutive shares excluded from calculation as the result would be anti-dilutive	866	1,171	866	1,171

Back to Contents

(14)	Subsequent events

On April 4, 2003, Kathleen Stahl, a former store merchandiser for the Company, filed a civil action against the Company in the Superior Court of New Jersey, Burlington County–Law Division for alleged retaliatory harassment and constructive discharge under the New Jersey Conscientious Employee Protection Act. The plaintiff sought lost wages, compensatory and punitive damages, and costs. The complaint was dismissed without prejudice on December 5, 2003 and reinstated on April 15, 2005. On October 23, 2006, a jury trial on the case began. On October 30, 2006, the jury returned a verdict in favor of the plaintiff for $19,600 in lost wages, $1.8 million for emotional distress and $1.5 million in punitive damages. The Company is disappointed with the jury’s verdict and believes it is not supported by the evidence. The Company will vigorously pursue an appeal.

The Company believes that the requirements of Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” for accruing a charge for this matter have not been met. At this time, the Company believes that a loss from this lawsuit is probable but cannot reasonably estimate the amount of the loss. The Company believes that the range of loss in this matter is from $0 to the amount of the verdict, plus interest. However, the Company cannot at this time determine a best estimate within this range. The Company has therefore not recorded a charge.

Management may determine in the future that a charge for all or a portion of the award is required. Any such charge could materially and adversely affect the Company’s results of operations for the quarter or the year in which such a charge may be accrued.

Back to Contents

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis contains certain forward-looking statements. These forward-looking statements do not constitute historical facts and involve risks and uncertainties. Actual results could differ materially from those referred to in the forward-looking statements due to a number of factors, including, but not limited to, the following: the impact of the adoption of SFAS No. 123(R) (as defined below), customer demand and trends in the arts and crafts industry, related inventory risks due to shifts in customer demand, the effect of economic conditions and rising gasoline prices, the impact of unfavorable weather conditions, the impact of competitors’ locations or pricing, the availability of acceptable real estate locations for new stores, difficulties with respect to new information system technologies, including the recent conversion of our point-of-sale system, difficulties in implementing measures to reduce costs and expenses and improve margins, supply constraints or difficulties, the effectiveness of and changes to our advertising strategies, the impact of the threat of terrorist attacks and war, the costs associated with a change in senior management, difficulties in determining the outcome and impact of litigation and our ability to maintain an effective system of internal control over financial reporting. For additional information concerning factors that could cause actual results to differ materially from the information contained herein, reference is made to the information under Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission (the “SEC”), and as updated in this Quarterly Report on Form 10-Q under Part II, “Item 1A. Risk Factors.”

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

Our quarterly results of operations also may fluctuate based upon such factors as the length of holiday seasons, the date on which holidays fall, the number and timing of new store openings, closure of underperforming stores, the amount of store pre-opening expenses, the amount of net sales contributed by new and existing stores, the mix of products sold, the amount of sales returns, the timing and level of markdowns and other competitive factors.

Change in Accounting: Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) requiring the recognition of compensation expense in the consolidated statement of operations related to the fair value of our employee share-based options. SFAS No. 123(R) revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”). SFAS No. 123(R) is supplemented by SEC Staff Accounting Bulletin (“SAB”) No. 107. SAB No. 107 expresses the SEC staff’s views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations including the valuation of share-based payment arrangements.

Back to Contents

We have two stock option plans under which we may grant up to 3,500,000 shares of common stock. Stock options expire ten years from the date of grant and vest ratably over a period from one to three years. Shares available for future grants under the plans amounted to 393,740 at September 30, 2006.

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

We recognized share-based compensation expense of $793,000 in the third quarter and $2,528,000 in the first nine months of 2006. Of this amount $2,228,000 was included as a component of selling, general and administrative expense and $300,000 was included in costs related to a change in management. The effect on net income was $476,000, or $.02 per diluted share, in the third quarter of 2006 and $1,516,000 or $.08 per diluted share, in the first nine months of 2006.

Prior to January 1, 2006, we accounted for stock-based awards to employees using the intrinsic value method in accordance with APB Opinion No. 25. The following table illustrates the effect on nine month and third quarter 2005 net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148:

	Three Months Ended September 30, 2005			Nine Months Ended September 30, 2005

	(in thousands except per share data)			(in thousands except per share data)
	As Reported	Stock-Based Compensation Cost	Pro forma	As Reported	Stock-Based Compensation Cost	Pro forma

Income (loss) from operations	$(2,928)	$757	$(3,685)	$(827)	$2,335	$(3,162)
Income (loss) before income taxes	(3,130)	757	(3,887)	(1,151)	2,335	(3,486)
Net Income (loss)	(1,900)	454	(2,354)	(698)	1,401	(2,099)
Basic net income (loss) per share	(0.10)	(0.02)	(0.12)	(0.04)	(0.07)	(0.11)
Diluted net income (loss) per share	$(0.10)	$(0.02)	$(0.12)	$(0.04)	$(0.07)	$(0.11)

Back to Contents

As of September 30, 2006, there was $4.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our stock option plans. That cost is expected to be recognized over the next 35 months.

Subsequent Event

On April 4, 2003, Kathleen Stahl, a former store merchandiser, filed a civil action against us in the Superior Court of New Jersey, Burlington County–Law Division for alleged retaliatory harassment and constructive discharge under the New Jersey Conscientious Employee Protection Act. The plaintiff sought lost wages, compensatory and punitive damages, and costs. The complaint was dismissed without prejudice on December 5, 2003 and reinstated on April 15, 2005. On October 23, 2006, a jury trial on the case began. On October 30, 2006, the jury returned a verdict in favor of the plaintiff for $19,600 in lost wages, $1.8 million for emotional distress and $1.5 million in punitive damages. We are disappointed with the jury’s verdict and believe it is not supported by the evidence. We will vigorously pursue an appeal.

Management believes that the requirements of SFAS No. 5, “Accounting for Contingencies,” for accruing a charge for this matter have not been met. At this time, we believe that a loss from this lawsuit is probable but cannot reasonably estimate the amount of the loss. We believe that the range of loss in this matter is from $0 to the amount of the verdict, plus interest. However, we cannot at this time determine a best estimate within this range. We have therefore not recorded a charge.

We may determine in the future that a charge for all or a portion of the award is required. Any such charge could materially and adversely affect our results of operations for the quarter or the year in which such a charge may be accrued.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales and the number of stores open at the end of each such period:

	Three months ended September 30,		Nine months ended September 30,

	2006	2005	2006	2005

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	58.9	59.4	59.4	60.0

Gross margin	41.1	40.6	40.6	40.0
Selling, general and administrative expenses	42.9	42.1	40.9	39.6
Costs related to change in management	0.7	0.0	0.7	0.0
Store pre-opening expenses	0.7	1.0	0.6	0.6

Income (loss) from operations	(3.2)	(2.5)	(1.6)	(0.2)
Net interest expense	0.2	0.2	0.1	0.1

Income (loss) before income taxes	(3.4)	(2.7)	(1.7)	(0.3)
Provision (benefit) for income taxes	(1.4)	(1.1)	(0.7)	(0.1)

Net income (loss)	(2.0)%	(1.6)%	(1.0)%	(0.2)%

Number of stores open at end of period	117	105

Back to Contents

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Net Sales. Net sales increased $13.8 million or 12.0% to $128.9 million in the three months ended September 30, 2006 from $115.1 million in the comparable 2005 period. This increase is comprised of (i) net sales of $5.1 million from stores opened in 2006, (ii) net sales of $6.3 million from stores opened in 2005 not included in the comparable store base, and (iii) a comparable store sales increase of $2.4 million or 2.0%. For the three months ended September 30, 2006, in comparable stores the number of customer transactions were up 0.1% and the average sale increased by 1.9% compared with the same period in 2005.

Gross Margin. Gross margin is net sales minus the cost of merchandise which includes purchasing and receiving costs, inbound freight, duties related to import purchases, internal transfer costs and warehousing costs. Gross margin as a percent of net sales was 41.1% for the three months ended September 30, 2006, and 40.6% for the three months ended September 30, 2005. The mix of merchandise sold increased margins by 0.4% and the improved productivity in our warehouse increased margins by 0.1% as a result of a reduction in our distribution costs.

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

Selling, general and administrative expenses, as a percent of sales, increased 0.8% in the three months ended September 30, 2006 to 42.9% from 42.1% in the three months ended September 30, 2005. In 2006 we began expensing stock-based compensation as required by SFAS No.123(R). This expense totaled $643,000 for the third quarter, and accounted for 0.5% of the increase in selling, general and administrative expenses. Costs associated with studies by outside consultants for store operations and price elasticity studies accounted for 0.3% of the increase in selling, general and administrative expenses for the quarter. It is anticipated that we will continue to incur additional expenses of this nature as we implement various other initiatives that we believe will be profit-achieving.

Costs Related To Change In Management. We incurred a cost of $888,000 in the three month period ended September 30, 2006 related to a change in management. This cost includes severance for departing officers and employees as well as recruiting costs for new officers. Between June 1, 2006 and September 30, 2006, we replaced, reclassified or separated a total of 21 officers at the vice president level and above. Changes in management include but are not limited to the following: (i) appointment of a new Chief Executive Officer on June 1, 2006 to replace the previous Chief Executive Officer who retired on June 1, 2006; (ii) appointment of a new Chief Financial Officer on September 13, 2006 to replace the former Chief Financial Officer who retired on July 31, 2006; (iii) replacement of 11 field vice president positions with seven district manager positions; (iv) retirement of the Executive Vice President, Merchandising on June 30, 2006; (v) departure of the Executive Vice President, Merchandising and Marketing on July 31, 2006; (vi) departure of four vice presidents; and (vii) hiring of two new vice presidents to fill two new positions. Subsequent to September 30, 2006, the Company’s Senior Vice President of Human Resources retired and a new Vice President of Human Resources joined the Company. It is anticipated that the Company will continue to incur additional expenses of this nature as it implements various other changes through at least December 31, 2006.

Back to Contents

Store Pre-Opening Expenses. We expense store pre-opening expenses as they are incurred which include rent holidays prior to a store opening. Pre-opening expenses for the three stores we opened in the third quarter of 2006, and lease costs related to the new stores which we will open later in 2006 amounted to $930,000. In the third quarter of 2005, we incurred store pre-opening expenses of $1,194,000 related to the stores opened in that quarter and lease costs related to stores opened later in 2005.

Net Interest Expense. In the third quarter of 2006, we had net interest expense of $216,000 compared with net interest expense of $202,000 for the same period in 2005.

Income Taxes. Our tax provision rate for the third quarter of 2006 was 40.0%. This tax provision is the result of an expected income tax rate 38.0% for the year ended December 31, 2006 plus the expected impact of accounting for incentive stock options (“ISOs”) under SFAS No. 123(R). Tax benefits relating to ISOs are recognized in future periods when and if disqualifying dispositions occur. The effective tax rate was 39.3% for the three months ended September 30, 2005.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Net Sales. Net sales increased $40.2 million or 11.4% to $391.7 million in the nine months ended September 30, 2006 from $351.5 million in the comparable 2005 period. This increase is comprised of (i) net sales of $10.0 million from nine stores opened in 2006, (ii) net sales of $26.7 million from stores opened in 2005 not included in the comparable store base, and (iii) a comparable store sales increase of $3.5 million or 1.0%. For the nine months ended September 30, 2006, customer transactions in comparable stores were down 0.2% and the average sale increased by 1.2% compared with the same period in 2005.

Gross Margin. Gross margin as a percent of net sales was 40.6% for the nine months ended September 30, 2006, and 40.0% for the nine months ended September 30, 2005. The mix of merchandise sold increased margins by 0.5% and the improved productivity in our warehouse increased margins by 0.1% as a result of a reduction in our distribution costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, as a percent of sales, increased 1.3% in the nine months ended September 30, 2006 to 40.9% from 39.6% in the nine months ended September 30, 2005. Stock-based compensation totaled $2,528,000 for the nine months ended September 30, 2006, of which $2,228,000 was included in selling, general and administrative expenses. Stock- based compensation accounted for 0.6% of the increase in selling, general and administrative expenses. Workers’ compensation, general liability claims and medical costs were 0.3% greater in the first nine months of 2006 compared with the same period in 2005. Costs associated with studies by outside consultants for store operations and price elasticity studies accounted for 0.1% of the increase in selling, general and administrative expenses for the first nine months of 2006. The remainder of the increase was due to greater first quarter advertising costs and the impact of a first quarter comparable store sales decrease.

Costs Related To Change In Management. We incurred a cost of $2.9 million in the nine month period ended September 30, 2006 related to a change in management. This cost includes severance for departing officers and employees as well as recruiting costs for new officers. Between June 1, 2006 and September 30, 2006, we replaced, reclassified or separated a total of 21 officers at the vice president level and above. Changes in management include but are not limited to the following: (i) appointment of a new Chief Executive Officer on June 1, 2006 to replace the previous Chief Executive Officer who retired on June 1, 2006; (ii) appointment of a new Chief Financial Officer on September 13, 2006 to replace the former Chief Financial Officer who retired on July 31, 2006; (iii) replacement of 11 field vice president positions with seven district manager positions; (iv) retirement of the Executive Vice President, Merchandising on June 30, 2006; (v) departure of the Executive Vice President, Merchandising and Marketing on July 31, 2006; (vi) departure of four vice presidents; and (vii) hiring of two new vice presidents to fill two new positions. Subsequent to September 30, 2006, the Company’s Senior Vice President of Human Resources retired and a new Vice President of Human Resources joined the Company. It is anticipated that the Company will continue to incur additional expenses of this nature as it implements various other changes through at least December 31, 2006.

Back to Contents

Store Pre-Opening Expenses. Pre-opening expenses for the nine stores we opened in the first nine months of 2006, and lease costs related to the new stores which we will open later in 2006 amounted to $2,225,000. In the first nine months of 2005, we incurred store pre-opening expenses of $2,300,000 related to the stores opened and lease costs related to stores opened later in 2005.

Net Interest Expense. In the first nine months of 2006, we had net interest expense of $342,000 compared with net interest expense of $324,000 for the same period in 2005.

Income Taxes. Our tax provision rate for the first nine months of 2006 was 40.0%. This tax provision is the result of an expected income tax rate 38.0% for the year ended December 31, 2006 plus the expected impact of accounting for incentive stock options (“ISOs”) under SFAS No. 123(R). Tax benefits relating to ISOs are recognized in future periods when and if disqualifying dispositions occur. The effective tax rate was 39.3% for the nine months ended September 30, 2005.

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

At September 30, 2006 and December 31, 2005, our working capital was $149.9 million and $158.4 million, respectively. Cash used in operations was $25.7 million for the nine months ended September 30, 2006 principally as a result of an increase in inventories of $21.1 million due to expected seasonal increases and to support new stores.

Net cash used in investing activities during the nine months ended September 30, 2006 was $9.4 million, including $14.6 million for capital expenditures offset by proceeds from maturation of marketable securities of $5.2 million. In 2006, we expect to spend approximately $19.0 million on capital expenditures, which includes $11.0 million for new store openings, and the remainder for remodeling existing stores, upgrading systems in existing stores, warehouse equipment and corporate systems development. Of the $11.0 million in new store capital expenditures, we expect to receive $1.5 million back from landlords.

We have two mortgage agreements with Wachovia Bank on our corporate offices and distribution center of which $24.9 million was outstanding at September 30, 2006. The mortgages are secured by land, building and equipment. Of the original $30.0 million in mortgages, $22.5 million ($19.5 million as of September 30, 2006) is repayable over 15 years and $7.5 million ($5.4 million as of September 30, 2006) is repayable over 7 years. Monthly payments are $214,000. The mortgages bear interest at rates that will vary between LIBOR plus 85 basis points and LIBOR plus 135 basis points, depending on the debt service coverage ratio and the length of the mortgage payment. We have the option of fixing the interest rate at any time. The mortgages contain covenants that, among other things, restrict our ability to incur additional indebtedness or guarantee obligations in excess of $8.0 million, engage in mergers or consolidations, dispose of assets, make acquisitions requiring a cash outlay in excess of $10.0 million, make loans or advances in excess of $1.0 million, or change the nature of our business. We are restricted in capital expenditures, paying dividends and making other distributions unless certain financial covenants are maintained including those relating to tangible net worth, funded debt and a current ratio. The mortgages also define various events of default, including cross default provisions, defaults for any material judgments or a change in control. At September 30, 2006, we were in compliance with these agreements.

Back to Contents

We currently have a $35.0 million line of credit with Wachovia Bank which expires on May 31, 2007. Borrowings under this line will bear interest at LIBOR plus 95 basis points and are subject to the same covenants as the mortgages described above. At September 30, 2006, there were no borrowings outstanding under this agreement.

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

Critical Accounting Estimates

Except as described below, our accounting policies are fully described in Note 1 of our notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from those estimates. Management makes adjustments to its assumptions and judgments when facts and circumstances dictate. The amounts currently estimated by us are subject to change if different assumptions as to the outcome of future events were made. We evaluate our estimates and judgments on an ongoing basis and predicate those estimates and judgments on historical experience and on various other factors that management believes to be reasonable under the circumstances. Management believes the following critical accounting estimates encompass the more significant judgments and estimates used in preparation of our consolidated financial statements:

•	merchandise inventories;
•	impairment of long-lived assets;
•	stock-based compensation under SFAS No. 123(R);
•	income taxes;
•	legal contingencies; and
•	other estimates.

Other than accounting for stock-based compensation under SFAS No. 123(R), which is described below, the foregoing critical accounting estimates are more fully described in our Annual Report on Form 10-K for the year ended December 31, 2005. We believe that there have been no significant changes during the three months ended September 30, 2006 to the items that we disclosed as our critical accounting policies and estimates in our Annual Report Form 10-K for the year ended December 31, 2005, except as described below.

Back to Contents

Stock-Based Compensation Expense Under SFAS No. 123(R)

Effective January 1, 2006, we account for stock-based compensation in accordance with the provisions of SFAS No. 123(R). Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the service period for awards expected to vest. Determining the appropriate fair value model and calculating the fair value of stock-based awards requires judgment, including estimating stock price volatility, forfeiture rates and expected lives. For more discussion of stock-based compensation under SFAS No. 123(R), see Note 4 in our notes to consolidated financial statements contained in this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest cash balances in excess of operating requirements primarily in money market mutual funds and to a lesser extent in interest-bearing securities with maturities of less than two years. The fair value of our cash and equivalents at September 30, 2006 approximated carrying value. We had no borrowings outstanding under our line of credit at September 30, 2006. The interest rates on our mortgages fluctuate with market rates and therefore the value of these financial instruments will not be impacted by a change in interest rates. Based on the amounts outstanding at September 30, 2006, the impact of a hypothetical increase or decrease in interest rates of 10% compared with the rates in effect at September 30, 2006 would result in an increase or decrease in our interest expense of $157,000 annually, and an increase or decrease in our interest income of $49,000 annually.

ITEM 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2006, our disclosure controls and procedures, as defined in Rule 13a-15(e), were effective at the reasonable assurance level, to ensure that (i) information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Based on this evaluation, our management determined that no change in our internal control over financial reporting occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Back to Contents

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On April 4, 2003, Kathleen Stahl, a former store merchandiser for the Company, filed a civil action against us in the Superior Court of New Jersey, Burlington County–Law Division for alleged retaliatory harassment and constructive discharge under the New Jersey Conscientious Employee Protection Act. The plaintiff sought lost wages, compensatory and punitive damages, and costs. The complaint was dismissed without prejudice on December 5, 2003 and reinstated on April 15, 2005. On October 23, 2006, a jury trial on the case began. On October 30, 2006, the jury returned a verdict in favor of the plaintiff for $19,600 in lost wages, $1.8 million for emotional distress and $1.5 million in punitive damages. We are disappointed with the jury’s verdict and believe it is not supported by the evidence. We will vigorously pursue an appeal.

We are involved in other legal proceedings from time to time in the ordinary course of business. Management believes that none of these other legal proceedings will have a materially adverse effect on our financial condition or results of operations. However, there can be no assurance that future costs of such litigation would not be material to our financial condition or results of operations.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2005 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The information presented below updates, and should be read in conjunction with, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2005.

Our success depends on key personnel whom we may not be able to retain or hire.

We are dependent on the services, abilities and experience of our senior management team. On June 1, 2006, we appointed Rick A. Lepley as our new Chief Executive Officer. On September 13, 2006, we appointed Marc D. Katz as our new Chief Financial Officer. Since June 1, 2006, we have replaced, reclassified or separated a total of 22 officers at the vice president level or above. The loss of the services of senior executives and any general instability in the composition of our senior management team could have a negative impact on our ability to execute on our business and operating strategy. Our business may be impacted by the familiarity of newly appointed executives with our business, and their abilities to develop relationships with our team members and vendors and to implement or change our business and operating strategy. In addition, our success in the future is dependent upon our ability to attract and retain other qualified personnel, including store managers. Any inability to do so may have a material adverse impact on our business and operating results.

Back to Contents

An increase in our sales, profitability and cash flow will depend on our ability to increase the number of stores we operate and increase the productivity and profitability of our existing stores.

The key components of our growth strategy are to increase the number of stores we operate and increase the productivity and profitability of our existing stores. If we are unable to implement this strategy, our ability to increase our sales, profitability and cash flow could be significantly impaired. To the extent we are unable to open new stores as planned, our sales growth would come only from increases in comparable store sales. Growth in profitability in that case would depend significantly on our ability to increase margins or reduce our costs as a percentage of sales. Further, as we implement new initiatives to reduce the cost of operating our stores, our sales and profitability may be negatively impacted. In particular, we are currently evaluating our store model as it relates to levels of staffing and compensation. There can be no assurance as to whether and to what extent a new store format will be successful.

There are many factors, some of which are beyond our control, which could impact our ability to implement our strategy for opening new stores. These factors include:

•	our ability to identify suitable markets in which to expand,
•	the availability of suitable sites for additional stores,
•	the ability to negotiate acceptable lease terms for sites we identify,
•	the availability of acceptable financing to support our growth,
•	our ability to hire, train and retain a sufficient number of qualified managers and other store personnel, which ability may be impacted by any changes to store personnel compensation, and
•	the effectiveness of our advertising strategies.

A disruption in the operations of our distribution center could have a material adverse effect on our financial condition and results of operations.

Our distribution center in suburban Philadelphia currently handles approximately 35% of the merchandise sold in our stores. As part of our efforts to improve operating efficiencies, we are implementing new processes within our supply chain, including routing increased amounts of merchandise and additional SKUs through our distribution center. Significant changes to our supply chain could have a material adverse impact on our operating results. Our distribution center, and thus our distribution operations, is vulnerable to damage or interruption from fire, flood, power loss, break-ins and similar events. We have no formal disaster recovery plan for our distribution center. The occurrence of unanticipated problems at our distribution center, all of which may not be covered by insurance, could cause interruptions or delays in our business which would have a material adverse effect on our financial condition and results of operations.

Back to Contents

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Shareholders on August 3, 2006. At the meeting, shareholders voted on the following:

1.

To elect three Class A directors to hold office for a term of three years and until each of their respective successors is duly elected and qualified, as described in the accompanying proxy statement; and

2.	To ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2006.

The results of the voting were as follows:

	For	Against	Abstain	Withhold Authority

Joseph F. Coradino	19,188,248	0	179,931	0
William Kaplan	19,206,495	0	161,684	0
Lori J. Schafer	19,230,138	0	138,041	0
Ratification of PricewaterhouseCoopers LLP	19,321,961	43,693	2,524	0

The term of office for each of the following directors continued after the meeting: Michael J. Joyce, Rick A. Lepley, Richard J. Bauer, Richard J. Drake, Lawrence H. Fine and Richard Lesser.

ITEM 5.	OTHER INFORMATION

Not Applicable.

Back to Contents

ITEM 6.	EXHIBITS
31.1	Certification pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”).
31.2	Certification pursuant to Rule 13a-14(a) promulgated under the Exchange Act.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A.C. MOORE ARTS & CRAFTS, INC.
Date: November 8, 2006	By:	/s/ Rick A. Lepley

Rick A. Lepley Chief Executive Officer (duly authorized officer and principal executive officer)

Date: November 8, 2006	By:	/s/ Marc Katz

Marc Katz Executive Vice President, Chief Financial Officer (duly authorized officer and principal financial officer)

Back to Contents

Exhibit Index

Exhibit No.	Description

31.1	Certification pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

31.2	Certification pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.