Form 10-K
period 2006-12-31
A.C. Moore Arts & Crafts, Inc.
filed 2007-03-12
CIK 1042809

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission file number  000-23157
A.C. MOORE ARTS & CRAFTS, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	22-3527763

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

130 A.C. Moore Drive, Berlin, New Jersey	08009

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (856) 768-4930
Securities registered pursuant to Section 12(b) of the Act:
Common stock, no par value
(Title of class)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes     ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes     ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
☐ Large accelerated filer       ☑ Accelerated filer       ☐ Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes       ☑ No
As of June 30, 2006, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $329,000,000 based on $16.31, the closing price per share of the registrant’s common stock on such date, as reported on the Nasdaq Stock Market.(1)
The number of shares of the registrant’s common stock outstanding as of March 9, 2007 was 20,188,898.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the 2007 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K; provided, however, that the Compensation Committee Report, the Audit Committee Report and any other information in the proxy statement that is not required to be included in this Annual Report on Form 10-K shall not be deemed to be incorporated herein by reference.

(1)	The aggregate market value of the voting stock set forth above equals the number of shares of the registrant’s common stock outstanding, reduced by the number of shares of common stock held by executive officers, directors and shareholders owning in excess of 10% of the registrant’s common stock, multiplied by the last reported sale price for the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from this figure is an affiliate of the registrant or that any person whose holdings are included in this figure is not an affiliate of the registrant and any such admission is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

Cautionary Statement Relating to Forward-Looking Statements
     As used herein, unless the context otherwise requires, all references to “A.C. Moore,” “the Company,” “we,” “our,” “us” and similar terms in this report refer to A.C. Moore Arts & Crafts, Inc. together with its subsidiaries.
     Certain oral statements made by our management from time to time and certain statements contained herein or in other reports filed by us with the Securities and Exchange Commission or incorporated by reference herein or therein are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), with respect to our results of operations and our business. All such statements, other than statements of historical facts, including those regarding market trends, our financial position and results of operations, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward-looking words or phrases including, but not limited to, “intended,” “will,” “should,” “may,” “believes,” “expects,” “expected,” “anticipates” and “anticipated” or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on our current expectations. Although we believe that the expectations reflected in forward- looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. These forward-looking statements represent our current judgment. We disclaim any intent or obligation to update our forward-looking statements. Because forward-looking statements involve risks and uncertainties, our actual results could differ materially. Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) include those that are discussed in this Annual Report on Form 10-K, particularly in “Item 1. Business,” “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.
PART I
ITEM 1. BUSINESS.
Our Company
     We are a specialty retailer offering a vast selection of arts, crafts, and floral merchandise to a broad demographic of consumers. Our stores are located in the eastern United States from Maine to Florida. We have grown from 17 stores in January 1997 to 122 stores as of December 31, 2006. Our stores typically range from 20,000 to 25,000 square feet. In 2006, for stores open for the full calendar year, our average sales per square foot was $234, and our average sales per store was $5.4 million.
     Our assortment of merchandise consists of more than 60,000 stock keeping units, or SKUs, with approximately 45,000 SKUs offered at each store at any one time. We believe we offer an arts and crafts shopping experience that is differentiated by our broad merchandise assortment, high in-stock positions, exciting stores, knowledgeable sales associates and competitive prices. We also offered custom framing in 53 stores as of December 31, 2006 and anticipate that the number of stores with custom framing will increase to approximately 100 stores by the end of 2007. In-store events and programs for children and adults provide hands-on arts and crafts experience and encourage the creativity of our customers.
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
     We became a holding company in July 1997 by incorporating in Pennsylvania and exchanging 4,300,000 shares of our common stock for all of the capital stock of our operating subsidiary which was organized in 1984.
Our Market
     In its 2006 Attitude & Usage Study, the Craft and Hobby Association (“CHA”) found that industry size was approximately $30.2 billion as a result of a 2.6% annual growth rate since 2002. Our market is highly fragmented and is served by multi-store arts and crafts retailers, mass merchandisers, small, local specialty retailers, mail order vendors, hardware stores and a variety of other retailers. According to this study, only 14% of crafters stated that they have a specific purchase in mind when shopping, with the majority of purchases made on impulse.
     The size and growth of our market is sustained by the popularity of arts and crafts. The CHA study referred to above reported that 57% of U.S. households, or approximately 62 million, participated in crafts in the past year, with the average annual spending per crafting household averaging $476. A December 2005 Craftrends magazine consumer participation survey identified that 94% of all crafters are female, 70% are under the age of 55, 48% are between the ages of 35 and 54, 74% have incomes over $40,000 per year and 44% have incomes over $60,000 per year. The crafter is educated, with 92% having graduated from high school and almost 60% having attended college.
Our Merchandise
     Our merchandising strategy is to offer the broadest and deepest assortment of arts, crafts and floral merchandise and to provide our customers with all of the components necessary for their crafting projects on a regular basis. Below is a representative list of our merchandise:
•	Art Supplies and Scrapbooking: paints, brushes, canvas, drawing tools, rubber stamps and stationery, scrapbooking supplies and stencils.

•	Traditional Crafts: stitchery, yarn, cake and candy making supplies, glass crafts, wood crafts, kids crafts, felt, glitter, dollmaking, dollhouses and furniture, and instructional books.

•	Floral, Floral Accessories and Silk Plants: silk flowers, silk plants, accessories like vases and other products to assist in the arrangement of flowers and pre-made and custom made floral arrangements.

•	Fashion Crafts: t-shirts and sweatshirts, decorative items like patches and rhinestones, and jewelry making supplies like beads.

•	Frames: custom framing, ready-made frames, frame hardware and accessories, framed art and prints.

•	Home Décor: ribbon and lace, wedding-related items, potpourri, candles, candle making supplies, wicker baskets, decorative storage containers and children’s furniture.

•	Seasonal Items: craft making materials, decorations and floral products for all major holidays and seasons, including Christmas, Fall/Halloween, Spring/Easter, Valentine’s Day and St. Patrick’s Day.
Recent Developments in Business and Operating Strategy
     The year 2006 was a year of transition for our Company, as the composition of our senior management team changed substantially. Our new Chief Executive Officer joined us on June 1, 2006 and our new Chief Financial Officer joined us on September 13, 2006. See “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information on recent changes in management.
     Our financial and sales performance for 2006 was disappointing. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of our results in 2006. We expect that 2007 will also be a year of transition as our new management team is focused on reviewing and adjusting various aspects of our business and operations to position ourselves for improved performance. The business and operating initiatives discussed below supplement the business and operating strategies discussed under “— Business and Operating Strategy.”
Selling, general and administrative expense reduction
     We are aggressively reviewing all facets of our business for opportunities to reduce expenses. The following are our major expense reduction initiatives:
•	Store payroll costs. We introduced a new store general manager compensation plan based on pay-for-performance beginning in January 2007. Bonuses earned in one year are no longer rolled into base salary for the coming year. We also tested different store staffing models, including an appropriate mix of full- and part-time team members, in the second half of 2006 that we believe will assist us in improving our results of operations through payroll savings.

•	Advertising spending. We are in the process of experimenting with the reach, frequency and timing of our advertisements. During the fourth quarter of 2006, we moved approximately 75% of our print advertising from a mid-week, varying between Wednesday, Thursday and Friday, to Sunday. While we are still analyzing the results from this change, we believe that a uniform approach within the chain to advertising strategy will result in overall efficiencies.

•	Real estate site location strategy. We believe that our selling, general and administrative expenses may be significantly reduced if we increase store openings in existing markets in order to leverage advertising costs. In the future, we intend to increase store density in existing markets. In addition, previously we entered new markets opening only a single store. When we enter new markets in the future, as appropriate, we intend to open more than one store at the same time that we enter that market.

Inventory reduction
     During the fourth quarter of 2006, we reviewed the level and composition of our store inventories and took steps to reduce excess inventory. We will attempt to improve control in the future over inventory through aggressive clearance procedures and more centrally directed purchasing.
Improved information technology
     We are committed to enhancing our information technology to increase operating efficiencies, improve merchandise selection and better serve our customers. During the fourth quarter of 2006, we completed the upgrade of our point of sales, or POS, system and began to construct a sales audit system which will help us better manage the information available from our POS system. We are currently investigating the development of both a perpetual inventory and an automated replenishment system, which we anticipate will be implemented in 2007 and 2008, respectively.
Globally sourced and private label products
     We are currently investigating increased global sourcing of products. We anticipate that products imported directly through an arrangement with a global sourcing supplier will be sold in our stores beginning in the second half of 2007. We expect that the number of products globally sourced will substantially increase in the future as a result of this new arrangement. We also intend to introduce in our stores private-label products bearing the A.C. Moore name and logo beginning in the second half of 2007. We believe that increased global sourcing and sale of private label products will result in substantial margin improvement.
Centrally directed operations
     We are committed to increasing the level of standardization in our operations and centrally directed management practices. This initiative includes, without limitation, standardizing the presentation in our stores, managing store classroom programs from our corporate office and advertising strategy. We believe that increased centrally directed management will improve our operating efficiencies.
Business and Operating Strategy
     Our goal is to provide our customers with the tools and ideas for their creative endeavors in a solution-oriented environment that exceeds their expectations and encourages repeat business. We believe that our assortment, convenience, service and pricing differentiate us from our competitors. In addition to the business and operating priorities discussed above under “— Recent Developments in Business and Operating Strategy,” we pursue the business and operating strategies described below in order to achieve our goal.
     We strive to offer the broadest and deepest assortment of arts, crafts and floral merchandise.
     We believe key elements in our customers’ decision as to where to shop are variety and selection of merchandise. We strive to offer the broadest and deepest selection of arts, crafts and floral merchandise in our industry. Each of our stores stocks more than 60,000 SKUs across our major merchandise categories during the course of a year, with approximately 45,000 SKUs offered at each store at any one time.

     We strive to maintain a superior in-stock merchandise position.
     Craft projects usually require multiple components. Providing all of the components for a particular craft project in a single store on a regular basis is critical to meeting the demands of our customers. Therefore, we designed our merchandise distribution systems and distribution operations to ensure rapid replenishment of inventory and high levels of in-stock positions in our stores and distribution operations.
     We strive to operate exciting, easy-to-shop stores.
     We believe that our customers expect exceptional service in an exciting and easy-to-shop store. We regularly provide in-store presentations of various crafting techniques, completed projects and consumer crafting events. We offer a multitude of in-store classes for children and adults in most of our stores on a wide variety of craft skills such as scrapbooking and knitting. Our stores are designed to be well organized and well lit. Store personnel, whom we provide with educational materials about various crafting products and techniques, assist customers with merchandise selection and project ideas.
     We strive to drive sales and optimize profit through merchandising creativity.
     We strive to foster merchandising creativity in our stores while providing centralized direction and support from our corporate office. General managers and store personnel are empowered and encouraged to identify merchandising opportunities and to tailor displays to local preferences for craft projects. If proven successful, merchandising ideas generated by a general manager can be implemented quickly throughout our chain. We believe this helps us to increase sales and profitability. Our focus on empowering our employees helps in recruiting, hiring and retaining talented personnel.
     We strive to provide superior price/value for our customers.
     We believe that our customers consider the relationship between the price and quality of merchandise to be important factors in their buying decisions. Therefore, we strive to be the price/value leader in all of our merchandise categories. Our merchants and general managers actively monitor competitors’ prices to ensure we maintain low prices while preserving merchandise quality. We believe that our price/value strategy enhances customer loyalty.
Growth Strategy
     The industry in which we operate is large and fragmented. We believe that this presents an opportunity to continue to grow our business for the foreseeable future. Our objective is to improve our market share in existing geographic markets and to expand into new geographic markets while enhancing our profitability through greater leverage of our corporate infrastructure. We believe by systematically increasing our store base we can obtain economies of scale in advertising, distribution, purchasing and management costs and, as a result, improve our operating margins.
     During the next two years we intend to increase our store base of 122 locations at December 31, 2006 by approximately 10% to 15% per year. Our current strategy is to open new stores within the range of our corporate headquarters and distribution center located in suburban Philadelphia. Ultimately, we believe that we can operate a minimum of 175 stores within the range of our distribution center without significantly diluting sales in our existing stores. In the future, we anticipate opening stores in other regions.

     Our site selection strategy is overseen by our Vice President of Real Estate who is responsible for identifying favorable store locations in both existing and new markets. Our site selection criteria include an assessment of demographic characteristics of the trade area, including growth trends, customer traffic patterns, demographic analysis, performance of other retailers, co-tenants within potential projects, potential cannibalization, competition and projected profitability. We also employ the services of two real estate brokerage firms to facilitate real estate research, selection and leasing.
     We have developed a standardized procedure for opening new stores which we continue to refine. Our new store opening team develops the floor plan and merchandise plan based on our store prototype and hires and trains team members in preparation for the opening of each new store. For each new store we open in the next two years, we expect to spend approximately $1.4 million, which includes $400,000 for fixtures and equipment, $300,000 in pre-opening costs (including lease costs from date of possession) and $700,000 for in-store inventory, net of accounts payable.
     In 2006, for stores open at least one full calendar year, our average sales per square foot was $234 and our average sales per store was approximately $5.4 million. In each of 2006 and 2005, sales in comparable stores declined by 3%. Previously, our comparable store sales grew by 4% in 2004, 2% in 2003, 5% in 2002 and 8% in 2001. Stores are added to the comparable store base at the beginning of their fourteenth full month of operation. Our primary method of growing sales in our existing stores over the long-term is to successfully execute our business and operating strategies, including reducing expenses as a percentage of sales, described above under “— Recent Developments in Business and Operating Strategy” and “— Business and Operating Strategy.” There can be no assurance that our comparable store sales will increase in the future.
Merchandising
     Our merchandising strategy is to offer the broadest and deepest assortment of arts, crafts and floral merchandise and to provide our customers with all of the components necessary for their crafting projects on a regular basis. We believe our merchandise appeals to a wide range of recreational and professional crafters of all ages and economic backgrounds, with our primary customers being women ages 25 to 55. Our buyers actively seek new merchandising opportunities by monitoring industry trends, working with domestic and international vendors, and regularly attending trade and consumer shows.
     The following table describes net sales for each of our merchandise categories as a percentage of our total net sales for the years ended December 31, 2004 through 2006:

	Year Ended December 31,
	2006	2005	2004
Art & scrapbooking	25.2%	24.6%	24.8%
Traditional crafts	25.8	28.4	29.4
Floral and accessories	12.1	12.0	12.2
Fashion crafts	9.8	9.6	7.6
Frames	9.3	8.6	9.2
Home décor	13.6	12.9	13.3
Seasonal items	4.2	3.9	3.5

Total	100.0%	100.0%	100.0%
     Our buyers develop a planogram for each of our basic and seasonal merchandise categories which is implemented at the store level. A planogram is a diagram that shows how and where each specific retail product should be placed on shelves or displays. The planograms are developed by a team consisting of our buyers and members of our planogram department, with input from key vendors. The planograms are developed using information about the products, such as size, shape, colors, theme, sales volume and inventory levels. By analyzing past and current sales patterns, we can then adjust our planograms to present merchandise in a manner that helps maximize sales.
     Our POS system allows us to make better merchandising decisions by identifying sales volume and seasonality patterns of particular items of merchandise. With this information we can make better decisions regarding when to stock, reorder, mark-down and discontinue merchandise.
     Our purchasing staff and general managers actively monitor competitors’ prices to ensure we maintain low prices while preserving merchandise quality and value. Our policy of beating any competitor’s advertised price by 10% is displayed in our stores. On a weekly basis, we advertise select items generally at 20% to 50% off their everyday low prices. We also accept competitors’ coupons. We believe that our strategy of price/value enhances customer loyalty.
     Our stores regularly feature seasonal merchandise that complements our core merchandising strategy. Seasonal merchandise is offered for all major holidays and seasons, including Christmas, Fall/Halloween, Spring/Easter, Valentine’s Day and St. Patrick’s Day. By far the greatest portion of our seasonal merchandise is sold during the Christmas season. This includes merchandise in our seasonal department as well as seasonal products sold in other merchandise categories. Our Christmas holiday merchandise is given floor and shelf space in our stores beginning in late summer. The Christmas holiday season is longer for our stores than for many traditional retailers because of the project-oriented nature of Christmas crafts and gift-making ideas.
Stores
     Our stores typically range from 20,000 to 25,000 square feet. Most of our stores are located in strip centers that are easily accessible from main traffic arteries and have convenient parking. Our store size varies based on market demographics and real estate availability. Store leases generally have an initial term of ten years, with three five year renewal options, and provide for predetermined escalations in minimum annual rent. Rent payments are amortized over the initial lease term commencing on the date we take possession. Our stores are generally open from 9:30 a.m. to 9:00 p.m., Monday through Saturday, and from 10:00 a.m. to 6:00 p.m. on Sunday.
     Store layout and operations
     Our stores provide a “one-stop-shopping” destination for arts, crafts and floral merchandise. We design our stores to be attractive and easy-to-shop with a layout intended to lead customers through the entire store in order to expose them to all of our merchandise categories. We use end-of-aisle displays to feature best-selling items and promotional merchandise. Generally, the center of the store contains the floral area, which includes a ribbon center and counter for free floral arrangement services. Our stores contain a customer service area and typically eight or more checkout registers. Our prototype store is apportioned approximately 80% to selling space with the remainder devoted to delivery, storage, classroom and office areas.
     Store management and training
     Each store is managed by a general manager who is assisted by two or three assistant general managers, three to five department managers and an appropriate mix of full-time and part-time team members to service our customers. The number of store personnel is substantially higher during our peak selling season. Our general managers and assistant general managers are responsible for store results, primarily merchandising, customer service, training, hiring store level team members, inventory management and expense control. The department managers are responsible for merchandise ordering, inventory management and customer service. Typically, general managers are promoted from within our organization. We selectively hire experienced store managers from other retailers. We also develop assistant general managers from retail trainees and other internal candidates.
     Our training program for store management includes Company-sponsored forums to refine and develop skills in merchandising, merchandise trends, store operations, financial controls, human resources and general management. We provide our team members with educational materials on various crafting products and techniques to create a sales staff with a strong focus on customer service and a willingness to assist customers in assembling and coordinating their craft projects.
     Each general manager reports to a district manager. Our stores are organized into ten districts. Our district managers also participate in Company-sponsored forums that focus on human resources, profit improvement, general management, marketing and other initiatives.
Purchasing
     Our purchasing programs are designed to support our business strategy of providing customers with the broadest and deepest assortment of high quality arts, crafts and floral merchandise at value prices while maintaining high in-stock positions. Our buying staff oversees all of our purchasing. Buyers regularly attend trade and consumer shows to monitor industry trends and to obtain new craft ideas.
     In-store department managers are responsible for daily reordering of merchandise for their departments. In 2006, approximately 99% of our merchandise orders were placed through our electronic data interchange, or EDI, system. Approximately 63% of our orders were shipped directly from vendors to our stores; the remaining 37%, approximately one-third of which are floral and seasonal items, were shipped from our distribution center. Merchandise assortments at our stores can be enhanced by products ordered by general managers to meet the unique needs of their customers. All purchases are monitored through centralized system controls.
     In 2006, we purchased our inventory from more than 500 vendors worldwide. One of the key criteria for the selection of vendors is their responsiveness to our delivery requirements and timing needs. In 2006:
•	the largest 25 domestic vendors accounted for approximately 48% of our purchases,

•	the largest vendor, SBAR’S, Inc., a distributor of arts and crafts merchandise, accounted for approximately 22% of our purchases, and

•	approximately 13% of our merchandise, primarily floral and seasonal items, was directly imported from foreign manufacturers or their agents, almost exclusively from the People’s Republic of China.
All of our overseas purchases are denominated in U.S. dollars.

Distribution
     Our distribution strategy is focused on supporting our stores and maintaining high in-stock positions in all of our merchandise categories. Our stores receive merchandise deliveries one to three times per week, depending on store volume and time of year.
     In the third quarter of 2004 we moved into our new distribution center and office facility. This facility contains 710,000 square feet for distribution and warehousing plus 60,000 square feet of office space. We believe this facility is positioned to handle our future expansion and will enable us to service at least 175 stores. The new facility includes an automated picking and sortation system. The total cost of this facility was $46.3 million.
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
     We lease a fleet of tractors and trailers to deliver merchandise to 61 of our 122 stores directly from our distribution center. Additionally, we have contracted with a dedicated third-party carrier to deliver merchandise to the 61 stores where an overnight stay is required because of travel time. In 2006, approximately 37% of our merchandise was delivered from our distribution center to our stores. In the second half of 2006, we implemented new processes within our supply chain, including routing, or cross-docking, which increased amounts of merchandise and additional SKUs through our distribution center.
Marketing
     Our marketing and advertising is designed to attract current customers and appeal to prospective customers. A study published in Craftrends magazine in December 2005 surveyed over 1,000 craft customers across the country. Of the participants, 61% were between the ages of 26 and 54, 94% were female and 44% had an annual income greater than $60,000. We believe that our target customer is consistent with this demographic profile.
     In 2006, we advertised 50 weeks of the year, typically in midweek editions of local and/or regional newspapers. In September 2006, we changed approximately 75% of our print advertising from mid-week, varying between Wednesday, Thursday and Friday, to Sunday. We are currently analyzing the results from this switch in advertising strategy. In addition, prior to store openings, we generally use radio advertisements to develop customer awareness and we place special pre-opening advertisements, normal advertising copy and/or grand opening inserts in newspapers. We create all of our advertising in-house. We are currently experimenting with the overall visual presentation of our ads in an effort to increase impact.
     Our website, www.acmoore.com, is designed to drive additional store traffic by providing information, inspiration and ideas to our visitors. It also serves as another marketing channel to build brand name awareness. Our website offers a collection of over 300 different how-to videos that customers can view to learn the latest crafting tips, techniques and project ideas. Our website also features weekly advertisements, a store locator and an in-store class schedule, as well as suggested craft projects for children and adults with accompanying instructions and shopping lists for merchandise to be purchased at our stores. We also employ e-marketing that allows us to email all customers in our database our weekly advertisements, news flashes regarding upcoming events and special offers. Gift cards may be purchased online. At this time, we do not sell our merchandise on our website.
Information Technology
     As discussed above under “— Recent Developments in Business and Operating Strategy,” we are committed to enhanced information technology as an operating priority. During the fourth quarter of 2006, we analyzed our current information technology situation to determine how we can become a more technologically driven company and better utilize computer generated metrics to drive performance.
     A technology project life cycle was introduced to the organization in the fourth quarter of 2006. This is a formal, structured approach to application development initiatives. This will ensure that proper coding and testing disciplines are woven into our project practices as we build quality systems that will serve as the back bone for future growth.
     We completed the conversion of our POS systems in the fourth quarter of 2006. In addition to faster transaction speeds and an improved customer returns database, this conversion provided additional functionality such as debit cards and zip code collection. More importantly, it now provides us the framework for future initiatives that bring additional value and a better experience to the customer.
     During the fourth quarter of 2006, we began to build a sales audit system that will be used for data cleansing from the POS to assure we have a single source of data in which to feed all reporting. We recently held initial discovery meetings with our business teams and various vendors to determine the best approach for delivering perpetual inventory. Introduction of a perpetual inventory program will be a significant milestone as it is a prerequisite to launching an automated replenishment system. Automated replenishment utilizes sales history and vendor lead times to automatically place orders to vendors on a by SKU, by store basis. This eliminates manual involvement for ordering basic, repeatable product. This system will help us better control our inventories, make better buying decisions and reduce our store labor costs. We remain confident that we will have automated replenishment in place during the 2008 calendar year.
Competition
     The market in which we compete is highly fragmented, containing multi-store arts and crafts retailers, mass merchandisers, small local specialty retailers, mail order vendors, hardware stores and a variety of other retailers. We believe we are one of five retailers in the United States dedicated to serving the arts and crafts market that have annual sales in excess of $100.0 million. We compete with many retailers and classify our principal competition within the following three categories:
•	Multi-store arts and crafts retailers. This category includes several multi-store arts and crafts chains operating more than 35 stores and comprises: Michaels Stores, Inc., a chain which operates approximately 925 Michaels stores throughout the United States and Canada; Jo-Ann Stores, Inc., which operates approximately 630 traditional Jo-Ann Fabrics and Crafts stores and 175 Jo-Ann superstores nationwide; Hobby Lobby Stores, Inc., a chain which operates approximately 390 stores primarily in the midwest United States; Garden Ridge, Inc., which operates approximately 35 stores primarily in the southeast and midwest United States; and Rag Shops, Inc., which operates approximately 60 stores located primarily in New Jersey and Florida.

•	Mass merchandisers. This category includes Wal-Mart Stores, Inc., and other mass merchandisers. These retailers typically dedicate a relatively small portion of their selling space to a limited assortment of arts and crafts supplies and floral merchandise.
•	Small, local specialty retailers. This category includes thousands of local independent arts and crafts retailers. Typically, these are single store operations managed by the owner. The stores generally offer a limited selection and have limited resources for advertising, purchasing and distribution. Many of these stores have established a loyal customer base within a given community and compete on customer service.
     We believe that the principal competitive factors of our business are assortment, convenience, service and pricing. We believe that we are well positioned to compete on each of these factors.
Team Members
     As of December 31, 2006, we had 2,109 full-time and 2,832 part-time team members, 4,622 of whom worked at our stores, 164 at our distribution center and 155 at our corporate offices. None of our team members are covered by a collective bargaining agreement, and we believe our relationship with our team members is good.
Trademarks
     “A.C. Moore,” “Fashion Forward,” “Splendor of Spring,” “Holiday Hues,” “Harvest Hues,” “Easy as 1*2*3,” “Shades of the Season” and “Creations for All Generations” are trademarks that have been registered with the U. S. Patent and Trademark Office. “Stow N Go,” “Make It Yours, Make It for Less,” “Frames N’ Moore,” “Frames @ Moore,” “Frames and Moore” and “Frames & Moore” are common law trademarks for which applications are now pending with the U.S. Patent and Trademark Office. We use the “A.C. Moore” name and logo as a trade name and as a service mark in connection with the sale of our merchandise. The “Fashion Forward” name and logo is used on the exclusive packaging of some of our picture frames. “Splendor of Spring,” “Holiday Hues,” “Harvest Hues,” “Shades of the Season” are all used on packaging for products. All other trademarks are used in advertising campaigns and point of purchase displays.
Website and Availability of Information
     Our internet address is www.acmoore.com. We make available free of charge on or through www.acmoore.com our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Additionally, charters for the Audit, Compensation and Nominating and Corporate Governance Committees of our Board of Directors and our Corporate Code of Ethics can be found on our Internet website at www.acmoore.com under the heading “Investor Relations,” “Corporate Profile.”
     We will provide, at no cost, paper or electronic copies of our reports and other filings made with the SEC. Requests should be directed to:
Marc Katz
Chief Financial Officer
A.C. Moore Art & Crafts, Inc.

130 A.C. Moore Drive
Berlin, New Jersey 08009
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
     Key components of our operating strategy are to increase the number of stores we operate and increase the productivity and profitability of our existing stores. If we are unable to implement this strategy, our ability to increase our sales, profitability and cash flow could be significantly impaired. To the extent we are unable to open new stores as planned, our sales growth would come only from increases in comparable store sales. There can be no assurance that we will be able to increase our comparable store sales, improve our margins or reduce costs as a percentage of sales. Growth in profitability in that case would depend significantly on our ability to increase margins or reduce our costs as a percentage of sales. Further, as we implement new initiatives to reduce the cost of operating our stores, our sales and profitability may be negatively impacted. In particular, we are currently evaluating our store model as it relates to levels of staffing and compensation. There can be no assurance as to whether and to what extent a new store format will be successful.
     There are many factors, some of which are beyond our control, which could impact our ability to implement our strategy to increase productivity and profitability of our current and future store locations. These factors include:
•	our ability to identify suitable markets in which to expand,

•	the availability of suitable sites for additional stores,

•	the ability to negotiate acceptable lease terms for sites we identify,

•	the availability of acceptable financing to support our growth,

•	our ability to hire, train and retain a sufficient number of qualified general managers and other store personnel, which ability may be impacted by changes to store personnel compensation and staffing, and

•	the effectiveness of our advertising strategies.
If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.
     Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent or detect fraud. Any inability to provide reliable financial reports or prevent or detect fraud could harm our business. We continue to evaluate our internal control procedures to satisfy the requirements of the Sarbanes-Oxley Act of 2002, which requires management and our independent registered public accounting firm to evaluate and assess the effectiveness of our internal controls. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we could be subject to regulatory scrutiny, civil or criminal penalties or shareholder litigation. In addition, failure to maintain adequate internal controls could result in financial statements that do not accurately reflect our financial condition or results.

Our success will depend on how well we manage our growth.
     Even if we are able to implement, to a significant degree, our operating strategies of expanding our store base and increasing the productivity and profitability of our existing stores, we may experience problems relating to our growth, which may prevent any significant increase in profitability or negatively impact our cash flow. For example:
•	The costs of opening and operating new stores may offset the increased sales generated by the additional stores;

•	The opening of additional stores in an existing market could reduce net sales from existing stores in that market;

•	The opening of stores in new geographic markets may present competitive and merchandising challenges that are different than those we face in our existing geographic markets;

•	The closing or relocation of under-performing stores may result in us retaining liability for outstanding lease obligations;

•	Our growth may outpace our ability to expand, upgrade and improve our administrative, operational and management systems, controls and resources;

•	Our suppliers may be unable to meet our increased demand for merchandise as a result of the additional stores and increased productivity of our existing stores; and

•	We may be unable to expand our existing distribution capabilities, or employ third-party distribution services on a cost-effective basis, to provide sufficient merchandise for sale by our new stores.
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
     Our quarterly results have fluctuated in the past and may fluctuate significantly in the future depending upon a variety of factors, including, among other things:
•	the mix of merchandise sold,

•	the timing and level of markdowns,

•	promotional events and changes in advertising,

•	adverse weather conditions,

•	store openings and closings,

•	remodels or relocations of our stores,

•	length and timing of the holiday seasons,

•	competitive factors, and

•	general economic and political conditions.
We believe that period-to-period comparisons of past operating results cannot be relied upon as indicators of future performance. If our operating results in any future period fall below the expectations of securities analysts and investors, the market price of our securities would likely decline.
Our success depends on key personnel whom we may not be able to retain or hire.
     We are dependent on the services, abilities and experience of our senior management team. The year 2006 involved substantial change in our senior management team. On June 1, 2006, we appointed Rick A. Lepley as our new Chief Executive Officer. On September 13, 2006, we appointed Marc Katz as our new Chief Financial Officer. The loss of the services of senior executives and any general instability in the composition of our senior management team could have a negative impact on our ability to execute on our business and operating strategy. Our business may be impacted by the familiarity of newly appointed executives with our business, and their abilities to develop relationships with each other, our team members and vendors and to implement or change our business and operating strategy. In addition, our success in the future is dependent upon our ability to attract and retain other qualified personnel, including general managers. Any inability to do so may have a material adverse impact on our business and operating results.
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
Unexpected consumer response to changes in our advertising strategy could materially and adversely affect our sales, profitability and cash flow.
     Advertising promotions have a significant impact on consumers’ shopping decisions. We are in the process of experimenting with the reach, frequency and timing of our print advertisements, as well as the overall visual presentation. During the fourth quarter of 2006, we moved approximately 75% of our print advertising from mid-week, varying between Wednesday, Thursday and Friday, to Sunday. We are still analyzing the results from these changes and are unable to predict what effect these changes will have on our business. In addition, we may from time to time change our other promotional activities. If we misjudge consumer response to these changes, our financial condition and operating results could be materially and adversely impacted.
Because of our small store base adverse events could have a greater impact on us than if we had a larger store base.
     As of December 31, 2006, we operated a chain of 122 stores. Because our current and planned stores are located in the eastern United States, the effect on us of adverse events in this region (such as weather or unfavorable regional economic conditions) may be greater than if our stores were more geographically dispersed. Because overhead costs are spread over a smaller store base, increases in our general and administrative expenses could affect our profitability more negatively than if we had a larger store base. Due to our relatively small store base, one or more unsuccessful new stores, or a decline in sales at an existing store, will have a more significant effect on our results of operations than would be the case if we had a larger store base.
A disruption in the operations of our distribution center could have a material adverse effect on our financial condition and results of operations.
     Our distribution center in suburban Philadelphia currently handles approximately 37% of the merchandise sold in our stores. As part of our efforts to improve operating efficiencies, we are implementing new processes within our supply chain, including routing, or cross-docking, increased amounts of merchandise and additional SKUs through our distribution center. Significant changes to our supply chain could have a material adverse impact on our operating results. Our distribution center, and thus our distribution operations, is vulnerable to damage or interruption from fire, flood, power loss, break-ins and similar events. We have no formal disaster recovery plan for our distribution center. The occurrence of unanticipated problems at our distribution center, all of which may not be covered by insurance, could cause interruptions or delays in our business which would have a material adverse effect on our financial condition and results of operations.
We depend on a number of key vendors to supply our merchandise, and the loss of any one of our key vendors may result in a loss of sales and significantly harm our operating results.
     Our performance depends on our ability to purchase our merchandise in sufficient quantities at competitive prices. Our future success is dependent upon our ability to maintain a good relationship with our suppliers. SBAR’S, one of our suppliers, accounted for approximately 22% of the aggregate dollar volume of our purchases in 2006. We do not have any long-term purchase agreements or other contractual assurances of continued supply, pricing or access to new products, and any vendor or distributor could discontinue selling to us at any time. We may not be able to acquire desired merchandise in sufficient quantities or on terms acceptable to us in the future, or be able to develop relationships with new vendors to replace discontinued vendors. Our inability to acquire suitable merchandise in the future or the loss of one or more key vendors and our failure to replace any one or more of them may have a material adverse effect on our business, results of operations and financial condition. Our smaller vendors generally have limited resources, production capacities and operating histories, and some of our vendors have limited the distribution of their merchandise in the past. These vendors may be susceptible to cash flow problems, downturns in economic conditions, production difficulties, quality control issues and difficulty delivering agreed-upon quantities on schedule. We also cannot assure you that we would be able, if necessary, to return product to these vendors and obtain refunds of our purchase price or obtain reimbursement or indemnification from any of our vendors if their products prove defective.
We face risks associated with sourcing and obtaining merchandise from foreign sources.
     We have in recent years placed increased emphasis on obtaining floral, seasonal and other items from overseas vendors, with approximately 13% of all of our merchandise being purchased directly by us from overseas vendors in 2006. In addition, many of our domestic suppliers purchase a portion of their merchandise from foreign sources. Our future success will depend in large measure upon our ability to maintain our existing foreign supplier relationships and to develop new ones. While we rely on our long-term relationships with our foreign vendors, we have no long-term contracts with them. Virtually all of the merchandise which we purchase from foreign sources is manufactured in the People’s Republic of China. Many of our imported products are subject to duties, tariffs and quotas that may limit the quantity of some types of goods which we may import into the United States. Our dependence on foreign imports also makes us vulnerable to risks associated with products manufactured abroad, including, among other things:
•	changes in import duties, tariffs and quotas,

•	loss of “most favored nation” trading status by the United States in relation to a particular foreign country, including the People’s Republic of China,

•	work stoppages,

•	delays in shipments,

•	revaluation of the Chinese currency and fluctuations in exchange rates,

•	freight cost increases,

•	economic uncertainties, including inflation,

•	foreign government political unrest, and

•	trade restrictions, including the United States retaliating against protectionist foreign trade practices.
     If any of these or other factors were to render the conduct of business in particular countries undesirable or impractical, our financial condition and results of operations could be materially and adversely affected because we would have difficulty sourcing the merchandise we need to remain competitive. An interruption or delay in supply from our foreign sources, or the imposition of additional duties, taxes or other charges on these imports could have a material adverse effect on our business, financial condition and results of operations unless and until alternative supply arrangements are secured. Products from alternative sources may be of lesser quality and/or more expensive than those we currently purchase, resulting in a loss of sales and/or profit to us.
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
Our information technology may prove inadequate.
     We depend on our information technology systems for many aspects of our business. Some of our key software has been developed by our own programmers and this software may not be easily integrated with other software and systems. Our business will be materially and adversely affected if our systems are disrupted or if we are unable to improve, upgrade, integrate or expand upon our systems, particularly in light of our intention to significantly increase the number of stores that we operate.
An increase in the cost of fuel oil and oil-based products could impact our earnings and margins.
     Prices for oil have fluctuated dramatically in the past and rose substantially in 2006. These fluctuations impact our distribution costs and the distribution costs of our vendors. If the price of fuel oil continues to increase, our distribution costs will increase, which could impact our earnings. In addition, many of the products we sell, such as paints, are oil-based. If the price of oil continues to increase, the price of the oil-based products we purchase and sell may increase, which could impact our margins.
Terrorist attacks and threats or actual war may impact all aspects of our operations, revenues, costs and stock price in unpredictable ways.
     Terrorist attacks in the United States, as well as future events occurring in response or in connection to them, including, without limitation, future terrorist attacks against U.S. targets, rumors or threats of war, actual conflicts involving the United States or its allies or military or trade disruptions impacting our domestic or foreign suppliers of merchandise, may impact our operations, including, among other things, causing delays or losses in the delivery of merchandise to us and decreased sales of the products we carry. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. They also could result in a deepening of any economic recession in the United States or abroad. These events could also temporarily increase demand for our products as consumers respond by traveling less and engaging in home-based leisure activities which could contribute to a temporary increase in our sales which may not be sustainable. Any of these occurrences could have a significant impact on our operating results, revenues and costs and may result in the volatility of the market price for our common stock.

EXECUTIVE OFFICERS OF THE REGISTRANT
     Our executive officers are as follows:

Name	Age	Position
Rick A. Lepley	56	Chief Executive Officer and Director
Lawrence H. Fine	53	President, Chief Operating Officer and Director
Marc Katz	42	Executive Vice President and Chief Financial Officer
Amy Rhoades	35	Vice President and General Counsel
     Mr. Lepley has served as Chief Executive Officer and a director of the Company since June 2006. Previously, Mr. Lepley was Executive Vice President of North American Retail for Office Depot, Inc., global supplier of office products and services, a position he held from March 2004 to April 2006. Mr. Lepley was President, Office Depot Japan from May 2001 to March 2004 and was responsible for all of that company’s operations in Japan. From 1994 to 2000, Mr. Lepley served as founder and President of Retail Investment Concepts, Inc., an independent retailer and Office Depot licensee for Eastern Europe. From 1982 to 1993, Mr. Lepley was employed by Mitsubishi Motor Sales of America, Inc., the exclusive U.S. distributor of Mitsubishi Motors-brand cars and vehicles, where he held various positions, including Senior Vice President of Sales and Marketing, and was responsible for more than 500 Mitsubishi Motors dealerships in the United States. He was one of 11 executives who founded Mitsubishi Motor Sales of America, Inc. in 1982.
     Mr. Fine has served as the President of the Company since June 2001, a director since August 2002 and Chief Operating Officer since February 2003. Previously, Mr. Fine was Executive Vice President – General Merchandise Manager for arts and crafts retailer Michaels Stores, Inc., a position he held since November 1996. From 1995 until joining Michaels in November 1996, he was Senior Vice President of Merchandising for Party City Corp., a specialty retailer of party merchandise. Prior to joining Party City, Mr. Fine held a variety of merchandising positions with the Jamesway Corporation, a retail mass-merchandiser, for nearly 16 years.
     Mr. Katz has served as Executive Vice President and Chief Financial Officer of the Company since September 2006. Previously, Mr. Katz was Senior Vice President and Chief Information Officer of Foot Locker, Inc., a specialty athletic retailer, a position he held from May 2003 to September 2006. Mr. Katz served as Vice President and Chief Information Officer of Foot Locker from July 2002 to May 2003. From 1997 to 2002, Mr. Katz served in the following capacities at the financial services center of Foot Locker: Vice President and Controller from July 2001 to July 2002; Controller from December 1999 to July 2001; Retail Controller from October 1997 to December 1999; and Director Inventory Control from June 1997 to October 1997. Prior to his employment with Foot Locker, Mr. Katz served for eight years at The May Department Stores Company, an operator of department store chains, in various financial positions.
     Ms. Rhoades has served as Vice President and General Counsel of the Company since July 2006. From April 2003 to July 2006, Ms. Rhoades was an attorney at Blank Rome LLP, a law firm based in Philadelphia, Pennsylvania. Ms. Rhoades joined Blank Rome as a summer associate in 2001.
ITEM 1B. UNRESOLVED STAFF COMMENTS.

     None.
ITEM 2. PROPERTIES.
     As of December 31, 2006, we operated 122 stores in 18 states, the majority of which are located within an approximate 500 mile radius of our suburban Philadelphia distribution center. All of our stores are leased. The number of our stores located in each state and the city in which each store is located is shown in the table below.
     Store leases generally have an initial term of 10 years, with three five-year renewal options, and provide for predetermined escalations in future minimum annual rent. Rent payments are amortized over the initial lease term commencing on the date we take possession. The pro rata portion of scheduled rent payments has been included in other long-term liabilities in our balance sheet.
     We select store locations on the basis of various factors, including market dynamics, demographics, co-tenants, location within the center, parking and lease terms. We look for co-tenants that generate a high rate of shopping traffic, such as specialty women’s retailers, leading supermarkets, discount chains, home improvement centers, book stores and domestics stores. We believe our stores are attractive to landlords because they attract a high volume of customer traffic.
     In the third quarter of 2004 we moved into our new distribution center and office facility. This facility contains 710,000 square feet for distribution and warehousing plus 60,000 square feet of office space. We believe this facility is positioned to handle our future expansion and will enable us to service at least 175 stores. The new facility includes an automated picking and sortation system. The total cost of this facility was $46.3 million.

Store Locations by City and State:

Alabama (1)	Massachusetts (12)	New York (21)	Pennsylvania (19)
Montgomery	Bellingham	Amherst	Allentown
	Brockton	Binghamton	Altoona
Connecticut (4)	Danvers	Carle Place	Bensalem
Manchester	Dedham	DeWitt	Broomall
New London	Framingham	Glendale	Erie
Orange	Hanover	Greece	Exton
Plainville	Holyoke	Hamburg	Hanover
	Hyannis	Hauppauge	Harrisburg
Delaware (2)	North Dartmouth	Henrietta	Lancaster
Dover	Somerville	Holbrook	Langhorne
Wilmington	Woburn	Ithaca	Mechanicsburg
	Worcester	Latham	Montgomeryville
Florida (6)		Middletown	Muncy
Daytona Beach	New Hampshire (4)	Nanuet	Philadelphia
Ft. Walton Beach	Manchester	Plainedge	Reading
Jacksonville	Nashua	Poughkeepsie	Royersford
Orlando	Portsmouth	Saratoga Springs	Scranton
Pompano Beach	Salem	Staten Island	Stroudsburg
Viera		Syracuse	Wilkes Barre
	New Jersey (15)	Utica
Georgia (2)	Brick Town	Yorktown Heights	Rhode Island (1)
Columbus	Clifton		Warwick
Savannah	Deptford	North Carolina (11)
	East Brunswick	Asheville	South Carolina (4)
Maine (2)	English Creek	Cary	Columbia
Bangor	Hamilton	Concord	Greenville
Portland	Linden	Durham	Myrtle Beach
	Manalapan	Fayetteville	N. Charleston
Maryland (7)	Moorestown	Greensboro
Bowie	Paramus	Hickory	Tennessee (2)
Frederick	Parsippany	Matthews	Chattanooga
Glen Burnie	Rockaway	Raleigh	Knoxville
Hagerstown	Secaucus	Wilmington
Rockville	Shrewsbury	Winston-Salem	Virginia (7)
Waldorf	Watchung		Fairfax
White Marsh			Falls Church
Fredericksburg
Manassas
Roanoke
Sterling
Virginia Beach

West Virginia (2)
Clarksburg
Huntington

ITEM 3. LEGAL PROCEEDINGS.
     On April 4, 2003, Kathleen Stahl, a former store merchandiser for the Company, filed a civil action against us in the Superior Court of New Jersey, Burlington County–Law Division for alleged retaliatory harassment and constructive discharge under the New Jersey Conscientious Employee Protection Act. The plaintiff sought lost wages, compensatory and punitive damages, and costs. The complaint was dismissed without prejudice on December 5, 2003 and reinstated on April 15, 2005. On October 23, 2006, a jury trial on the case began. On October 30, 2006, the jury returned a verdict in favor of the plaintiff for $19,600 in lost wages, $1.8 million for emotional distress and $1.5 million in punitive damages. We are disappointed with the jury’s verdict and believe it is not supported by the evidence. We are vigorously pursuing an appeal.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     No matters were submitted to a vote of security holders during the fourth quarter of 2006, through the solicitation of proxies or otherwise.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
     Our common stock is quoted on the Nasdaq Stock Market and trades under the symbol “ACMR.” The following table sets forth the high and low sales prices per share of our common stock as reported on the Nasdaq Stock Market for the periods indicated.

	High	Low
Year Ended December 31, 2006
First Quarter	$18.64	$12.55
Second Quarter	19.47	14.96
Third Quarter	19.42	14.98
Fourth Quarter	23.54	18.42

Year Ended December 31, 2005
First Quarter	$30.09	$24.91
Second Quarter	31.89	24.81
Third Quarter	33.25	18.52
Fourth Quarter	19.84	12.40
     The number of record holders of our common stock as of March 9, 2007 was 95.
     Since becoming a public company we have never declared or paid any cash dividends on our common stock. We currently intend to retain our future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends in the foreseeable future.
     See Part III, Item 12 for a description of our equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA.
     The following selected financial data are derived from the consolidated financial statements of A.C. Moore Arts & Crafts, Inc. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and the Company’s Consolidated Financial Statements and Notes thereto.

	Year Ended December 31,
	2006	2005	2004	2003	2002
(in thousands except per share data)
Statement of Income Data:
Net sales	$589,506	$539,436	$497,626	$433,928	$393,392
Gross margin (1)	230,781	212,855	197,754	161,894	148,791
Selling, general and administrative expenses (1)	219,298	192,878	166,485	131,890	122,984
Store pre-opening expenses	3,241	3,459	4,036	2,842	2,884
Income from operations	4,866	16,518	27,233	27,162	22,923
Net income	2,434	10,042	16,848	17,034	14,208
Net income per share, diluted (2)	$0.12	$0.50	$0.84	$0.86	$0.75

Weighted average shares outstanding, diluted (2)	20,019	20,149	20,012	19,729	18,828

(in thousands)
Balance Sheet Data (as of):
Working capital	$158,779	$158,432	$150,414	$112,751	$123,811
Total assets	329,837	312,757	304,112	235,163	198,559
Total debt	24,214	26,786	29,357	504	1,846
Shareholders’ equity	207,778	198,509	186,215	165,259	142,856

(dollars in thousands except sales per square foot)
Other Data:
Cash flows from operating activities	$31,496	$14,620	$18,495	$23,227	$9,656
Number of stores open at end of period	122	109	96	81	71
Net sales per total square foot (3)	$234	$241	$256	$260	$272
Average net sales per store (3)	$5,401	$5,417	$5,802	$5,839	$6,064
Comparable store sales increase (decrease ) (4)	0%	(3%)	4%	2%	5%

(1)	As of January 1, 2004, for all vendor contracts entered into or modified after December 31, 2002, the Company adopted the Emerging Issues Task Force (EITF) 02-16, Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor. EITF 02-16 addresses the accounting for cash consideration received by a customer from a vendor (e.g., slotting fees, cooperative advertising payments, buydowns) and rebates or refunds from a vendor that is payable only if the customer completes a specified cumulative level of purchases or remains a customer for a specified time period. The change in accounting means that vendor monies which support the Company’s advertising programs are now being recorded as a reduction in the cost of inventory, and are recognized as a reduction of cost of goods sold when the inventory is sold. Previously, they were accounted for as an offset to advertising costs. This accounting change results in a timing difference as to when these monies are recognized in the Company’s income statement. In 2004, net income was reduced by $3.4 million or $0.17 per share, gross margin increased by $11.9 million, selling, general and administrative costs increased by $17.4 million and inventory decreased by $5.5 million.

(2)	All share and per share data reflect the two-for-one stock split paid July 31, 2002.

(3)	Includes only stores open during the entire period.

(4)	Stores are added to the comparable store base at the beginning of their fourteenth full month of operation.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
     We are a specialty retailer offering a vast selection of arts, crafts and floral merchandise to a broad demographic of consumers. We have grown from 17 stores in January 1997 to 122 stores in December 2006. Our stores are located in the eastern United States from Maine to Florida.
     We established our first store in Moorestown, New Jersey in 1984 and grew to five stores by the end of 1993. We added a total of 12 additional stores in 1994 and 1995. In 1995, we began implementing an aggressive expansion plan and developing our infrastructure to position us for that growth.
     We continued to develop our operating systems including a point of sale system, a radio frequency re-order system, a real time merchandise information and control system, a warehouse management system and an automated ordering system using EDI (electronic data interchange) to link us electronically with most of our vendors. We also implemented updated general ledger and payroll systems.
     In 1997, we received financing for our growth through an initial public offering of our common stock with net proceeds, after the payment of outstanding debt, of approximately $16.0 million. We received an additional $52.1 million from the secondary offering of shares in March 2002.
     Our expansion plans continued as we opened 43 new stores in the period 2000 to 2003, 15 new stores in 2004, 13 new stores in 2005 and 14 new stores in 2006. We closed one store in 2006. We believe we can operate at least 175 stores within the range of our new distribution center without significantly diluting sales in our existing stores. We constructed our new distribution center, which opened in the third quarter of 2004 and is 710,000 square feet plus 60,000 square feet of office space.
     Starting in 2004, vendor monies which support our advertising programs are recorded as a reduction in the cost of inventory, and are recognized as a reduction to cost of goods sold when the inventory is sold. Previously, they were accounted for as an offset to advertising costs. This accounting change results in a timing difference as to when these monies are recognized in our income statement. For 2006, this resulted in a reduction in net income of $0.3 million, or $0.02 per share. For the year, gross margin increased by $20.3 million, selling, general, and administrative costs increased by $21.0 million and inventory decreased by $0.7 million. In 2005, net income was reduced by $1.3 million, or $0.06 per share, gross margin increased by $16.7 million, selling, general and administrative costs increased by $18.7 million and inventory decreased by $2.0 million. In 2004, net income was reduced by $3.4 million, or $0.17 per share, gross margin increased by $11.9 million, selling, general and administrative costs increased by $17.4 million and inventory decreased by $5.5 million.
     Our sales for the year ended December 31, 2006 were $589.5 million, an increase of 9% over 2005 sales of $539.4 million. Same store sales were flat. Net income for the year 2006 decreased to $2.4 million or $0.12 per diluted share. In 2005, our net income was $10.0 million or $0.50 per diluted share.
     Effective January 1, 2006 we adopted FAS 123(R), Share Based Payment, using the modified prospective application method. The impact of the adoption of FAS 123(R) on 2006 net income, including options granted in 2006, was $2.3 million or $0.11 per diluted share.

Recent Developments and Business Update
     The year 2006 was a year of transition for our Company, as the composition of our senior management team changed substantially. Our financial and sales performance for 2006 was disappointing. We expect that 2007 will also be a year of transition as our new management team is focused on reviewing and adjusting various aspects of our business and operations to position ourselves for improved performance. New management’s primary business and operating initiatives are discussed below.
Selling, general and administrative expense reduction
     We are aggressively reviewing all facets of our business for opportunities to reduce expenses. The following are our major expense reduction initiatives:
•	Store payroll costs. We introduced a new general manager compensation plan based on pay-for-performance beginning in January 2007. Bonuses earned in one year are no longer rolled into base salary for the coming year. We also tested different store staffing models, including an appropriate mix of full- and part-time team members, in the second half of 2006 that we believe will assist us in improving our results of operations through payroll savings.

•	Advertising spending. We are in the process of experimenting with the reach, frequency and timing of our advertisements. During the fourth quarter of 2006, we moved approximately 75% of our print advertising from mid-week, varying between Wednesday, Thursday and Friday, to Sunday. While we are still analyzing the results from this change, we believe that a uniform approach within the chain to advertising strategy will result in overall efficiencies.

•	Real estate site location strategy. We believe that our selling, general and administrative expenses may be significantly reduced if we increase store openings in existing markets in order to leverage advertising costs. In the future, we intend to increase store density in existing markets. In addition, previously we entered new markets opening only a single store. When we enter new markets in the future, as appropriate, we intend to open more than one store at the same time that we enter that market.
Inventory reduction
     During the fourth quarter of 2006, we reviewed the level and composition of our store inventories and took steps to reduce excess inventory. We will attempt to improve control in the future over inventory through aggressive clearance procedures and more centrally directed purchasing.
Improved information technology
     We are committed to enhancing our information technology to increase operating efficiencies, improve merchandise selection and better serve our customers. During the fourth quarter of 2006, we completed the upgrade of our POS system and began to construct a sales audit system which will help us better manage the information available from our POS system. We are currently investigating the development of both a perpetual inventory and an automated replenishment system, which we anticipate will be implemented in 2007 and 2008, respectively.

Globally sourced and private label products
     We are currently investigating increased global sourcing of products. We anticipate that products imported directly through an arrangement with a global sourcing supplier will be sold in our stores beginning in the second half of 2007. We expect that the number of products globally sourced will substantially increase in the future. We also intend to introduce in our stores private-label products bearing our Company name and logo beginning in the second half of 2007. We believe that increased global sourcing and sale of private label products will result in substantial margin improvement.
Centrally directed operations
     We are committed to increasing the level of standardization in operations and centrally directed management practices. This initiative includes, without limitation, standardizing the presentation in our stores, managing store classroom programs from our corporate office and advertising strategy. We believe that increased centrally directed management will improve our operating efficiencies.
Results of Operations
     The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales:

	Year Ended December 31,
	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Cost of sales	60.9	60.5	60.3

Gross margin	39.1	39.5	39.7
Selling, general and administrative expenses	37.2	35.8	33.4
Costs related to change in management	0.6	—	—
Store pre-opening expenses	0.5	0.6	0.8

Income from operations	0.8	3.1	5.5
Interest expense (income), net	0.0	0.1	(0.0)

Income before income taxes	0.8	3.0	5.5
Provision for income taxes	0.4	1.1	2.1

Net income	0.4%	1.9%	3.4%

2006 Compared to 2005
     Net Sales. Net sales increased $50.1 million, or 9%, to $589.5 million in 2006 from $539.4 million in 2005. This increase resulted from (i) net sales of $24.5 million from 14 new stores opened in 2006, (ii) net sales of $27.1 million from stores opened in 2005 not included in the comparable store base, and (iii) a comparable store sales decrease of $1.5 million, or 0.3%. For the year, customer transactions in comparable stores decreased 0.6% compared with 2005 and the average sale increased 0.3%. Stores are added to the comparable store base at the beginning of the fourteenth full month of operation.
     Merchandise categories that exhibited strength during 2006 included seasonal, wedding, basic crafts and candy making. Our entry into the custom framing business in the beginning of the third quarter gained momentum throughout the fall season and we ended up with 53 custom frame shops by end of year. Custom framing volume picked up throughout the fourth quarter with the average ticket dramatically increasing. Yarn continued to have a negative effect on overall sales. In addition, various tests conducted with regard to advertising reach, frequency and timing (mid-week versus Sunday) negatively impacted comparable store sales.
     Gross Margin. Gross margin is net sales minus the cost of merchandise which includes purchasing and receiving costs, inbound freight, duties related to import purchases, internal transfer costs and warehousing costs. Gross margin as a percent of net sales decreased 0.4% in 2006, to 39.1 % from 39.5% in 2005. The mix of merchandise sold was the primary reason for the decrease in gross margin.
     During the fourth quarter we reviewed the level and composition of our inventories in some detail and determined that some stores had inventory in excess of what was required to support current sales levels. We addressed this situation by reducing store purchases and then moving excess inventory in the stock rooms to the sales floor. This strategy resulted in a 14% reduction in average store inventory.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses include (i) direct store level expenses, including rent and related operating costs, payroll, advertising, depreciation and other direct costs, and (ii) corporate level costs not directly associated with or allocable to cost of sales including executive salaries, accounting and finance, corporate information systems, office facilities, stock based compensation and other expenses.
     Selling, general and administrative expenses, as a percent of net sales, increased 1.4% in 2006, to 37.2% from 35.8 % in 2005. In 2006, we began expensing stock-based compensation as required by SFAS No. 123(R). This expense accounted for 0.5% of the increase in selling, general and administrative expenses. Additional increases were the closure of our Birmingham location and a lease termination representing a 0.2% increase, consulting studies performed during the year representing a 0.1% increase, and the remainder was due to the de-leveraging of expenses versus sales that occurred in the first and fourth quarters of 2006.
     In 2006, the Company recognized $3.1 million of share-based compensation expense. Of this amount, $2.8 million was included as a component of selling, general and administrative expense and $326,000 was included in costs related to changes in management.
     Costs Related to Changes in Management. We incurred a cost of $3.4 million in 2006 related to changes in management. This cost includes severance for departing officers and employees as well as recruiting costs for new officers. As of December 31, 2006, there was $518,000 of unpaid severance costs included in accrued expenses. On June 1, 2006, we had a total of 26 officers at the vice president level and above. As of December 31, 2006, we had 11 officers at this level and above.
     Changes in management since June 1, 2006 include but are not limited to the following: (i) appointment of a new Chief Executive Officer on June 1, 2006 to replace the previous Chief Executive Officer who retired on June 1, 2006; (ii) appointment of a new Chief Financial Officer on September 13, 2006 to replace the former Chief Financial Officer who retired on July 31, 2006, (iii) replacement of 11 field vice president positions with seven district manager positions; (iv) retirement of the Executive Vice President, Merchandising on June 30, 2006; (v) departure of the Executive Vice President, Merchandising and Marketing on July 31, 2006; (vi) departure of our Executive Vice President, Store Operations on November 22, 2006; (vii) departure of two senior vice presidents and five vice presidents, of which two were replaced; and (viii) hiring of three new vice presidents to fill newly created positions. It is anticipated that the Company will continue to incur additional expenses of this nature as it implements various other changes through at least June 30, 2007. Subsequent to year-end, our Vice President of Distribution and our Senior Vice President of Finance left the Company.
     Net Interest Expense (Income). In 2006, we had net interest expense of $323,000 compared with net interest expense of $450,000 in 2005. The decrease is principally due to additional interest income received during the year based on our higher cash position.
     Store Pre-Opening Expenses. We expense store pre-opening costs as they are incurred, which would include straight-line expense of rent holidays prior to store opening. Pre-opening expenses for the 14 new stores opened in 2006 amounted to $3.2 million. In 2005, we opened 13 new stores and relocated one store and incurred pre-opening expenses of $3.5 million.
     Income Taxes. Our effective income tax rate was 46.4% for 2006 and 37.5% for 2005. The increase is primarily attributable to the adoption of SFAS No.123(R) and the resulting permanent difference for non-deductible compensation expense from incentive stock options, or ISOs, when applied against a lower level of pre-tax profits. Tax benefits from the exercise of ISOs will be recognized in future periods if disqualifying dispositions occur.
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

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2006
Net sales	$132,918	$129,815	$128,936	$197,839
Gross margin	53,153	52,792	52,981	71,853
Income (loss) from operations	469	(2,875)	(4,193)	11,464
Net income (loss)	250	(1,769)	(2,645)	6,595
Net income (loss) per share, diluted	$0.01	$(0.09)	$(0.13)	$0.33
Diluted average shares outstanding	20,070	19,857	19,916	20,192

Number of stores open at end of period	113	114	117	122
Comparable store sales increase (decrease)	(2.0%)	3.0%	2.0%	(3.0%)

2005
Net sales	$122,879	$113,489	$115,094	$187,974
Gross margin	48,128	45,689	46,692	72,346
Income (loss) from operations	2,123	(21)	(2,928)	17,344
Net income (loss)	1,252	(50)	(1,900)	10,740
Net income (loss) per share, diluted	$0.06	$(0.00)	$(.10)	$0.53
Diluted average shares outstanding	20,209	19,743	19,808	20,105

Number of stores open at end of period	96	98	105	109
Comparable store sales increase (decrease)	(2.0%)	1.0%	(4.0%)	(4.0%)
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
Liquidity and Capital Resources
     Our cash is used primarily for working capital to support our inventory requirements and fixtures and equipment, pre-opening expenses and beginning inventory for new stores. In recent years, we have financed our operations and new store openings primarily with cash from operations, the net proceeds we received from our initial public offering in 1997 and from a secondary offering in 2002. In 2004 we borrowed $30.0 million under two mortgage agreements we have with Wachovia Bank N.A. (“Wachovia”) to finance our new distribution center and corporate offices.

     At December 31, 2006 and 2005, our working capital was $158.8 million and $158.4 million, respectively. During 2006, 2005 and 2004, cash of $31.5 million, $14.6 million and $18.5 million was generated by operations, respectively. In 2006, the Company executed an inventory reduction plan which amounted to $5.9 million, and increases in accounts payable accounted for $8.6 million. In 2005 and 2004, $9.8 million and $21.3 million of cash, respectively, was used to increase inventory levels to support both new and existing stores.
     Net cash used in investing activities during 2006, 2005 and 2004 was $14.3 million, $3.8 million and $44.4 million, respectively. In 2006, this use of cash was for $19.5 million of capital expenditures, which includes $10.1 million for new store openings, and the remainder for remodeling existing stores, upgrading systems in existing stores, warehouse equipment and corporate systems development; paid for in part through the sale of $5.2 million in marketable securities. In 2005, this use of cash was for capital expenditures of $16.1 million, paid for in part through the sale of $12.3 million in marketable securities. We spent $11.0 million for new stores and the remainder for remodeling existing stores and upgrading systems. In 2004 we spent $27.0 million for the construction of our new distribution center, $11.1 million for new stores and $6.3 million for remodeling existing stores and upgrading systems. In 2007, we expect to spend approximately $19.0 million on capital expenditures, which includes $10.0 million for new store openings, and the remainder for remodeling existing stores, upgrading systems in existing stores, warehouse equipment and corporate systems development.
     We maintain two mortgage agreements with Wachovia related to our distribution center and corporate offices, of which $24.2 and $26.8 million was outstanding at December 31, 2006 and 2005, respectively. The mortgages are secured by land, building, and equipment. Of the original $30.0 million in mortgages, $22.5 million ($19.1 million at December 31, 2006) is repayable over 15 years and $7.5 million ($5.1 million at December 31, 2006) is repayable over seven years. Fixed monthly payments totaling $214,000 started in October 2004. As of November 2006, we effectively converted these mortgages from a variable interest rate to fixed interest rates of 5.77% on the 15-year mortgage and 5.72% on the seven-year mortgage through the use of an interest rate swap.
     In March 2007, we amended these two mortgages to modify certain covenants. See “Item 9B. Other Information” for more information on this amendment. The mortgages, as amended, contain covenants that, among other things, restrict our ability to incur additional indebtedness or guarantee obligations in excess of $18.0 million, engage in mergers or consolidations, dispose of assets, make acquisitions requiring a cash outlay in excess of $20.0 million, make loans or advances in excess of $1.0 million, permit liens relating to capitalized lease obligations or purchase money financing in excess of $2.0 million, or change the nature of our business. We are restricted in capital expenditures unless certain financial covenants are maintained including those relating to tangible net worth and funded debt. The mortgages also define various events of default, including cross default provisions, defaults for any material judgments or a change in control. At December 31, 2006, we were in compliance with these covenants.
     At December 31, 2006, we had a $35.0 million line of credit agreement with Wachovia, which would have expired on May 31, 2007. In March 2007, we extended our line of credit agreement with Wachovia from May 31, 2007 to May 31, 2008. Borrowing under this line bears interest at LIBOR plus 65 basis points and is subject to the same covenants as the mortgages described above. As of December 31, 2006, there were no borrowings outstanding under this agreement.

     We believe the cash generated from operations during the year and available borrowings under our line of credit agreement with Wachovia will be sufficient to finance our working capital and capital expenditure requirements for at least the next 12 months.
     We lease our retail stores and some vehicles and equipment under non-cancelable operating leases. At December 31, 2006 our total obligations under these operating leases were $271.9 million. The following table reflects as of December 31, 2006 the payments due (including those for unopened stores) for the periods indicated.

	Payments Due By Period ($000)
		Less than			After 5
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	Years
Long-term debt (1)	$31,998	$3,898	$10,808	$5,171	$12,121
Store operating leases (2)	270,322	37,414	105,547	56,909	70,452
Vehicle and equipment leases	1,534	435	950	149	—
Purchase obligations (3)	15	15	—	—	—
Deferred tax liability (4)	—	—	—	—	—
Total contractual cash obligations	$303,869	$41,762	$117,305	$62,229	$82,573

(1)	Includes interest calculated using the effective rates of 5.77% and 5.72% as of December 31, 2006. In November 2006, the Company entered into two interest rate swap agreements with Wachovia Bank. The swaps effectively convert the Company’s variable interest rate mortgage obligations to a fixed rate. See Note 1 of the Notes to Consolidated Financial Statements for additional information on these swaps.

(2)	Most store leases have an average initial term of ten years, with three five year renewal options, and provide for predetermined escalation in future minimum annual rent. Rent payments are amortized over the initial lease term commencing on the date we take possession. The pro rata portion of scheduled rent escalations has been included in other long-term liabilities in the balance sheet.

(3)	Purchase obligations include agreements for goods and services that are enforceable and legally binding on the Company and that specify all significant terms. As of December 31, 2006, such obligations include telephone services for information technology.

(4)	The amount of deferred income taxes has been excluded from the above table as the timing of any cash payment is uncertain. See Note 6 of the Notes to Consolidated Financial Statements for additional information regarding our deferred tax position.
Critical Accounting Estimates
     Our accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements included herein. As disclosed in Note 1 of the Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from those estimates. Management makes adjustments to its assumptions and judgments when facts and circumstances dictate. The amounts currently estimated by us are subject to change if future events cause us to change our assumptions. We evaluate our estimates and judgments on an ongoing basis and predicate those estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Management believes the following critical accounting estimates encompass the more significant judgments and estimates used in preparation of the Consolidated Financial Statements.
     Merchandise Inventories. We value our inventories at the lower of cost or market. The retail inventory method is used to determine cost at our store locations. For our warehouse inventories cost is determined on a first-in, first-out basis. We perform complete physical inventories in our stores and warehouse at the end of each year. The physical count of merchandise is made by a combination of store personnel and a third-party inventory counting service firm. We include as inventoriable costs certain indirect costs, such as purchasing and receiving costs, inbound freight, duties related to import purchases, internal transfer costs and warehousing costs.
     Inventory valuation methods also require certain management estimates and judgments. These include estimates of net realizable value on product designated for clearance or on slow moving merchandise. Quarterly, our inventory valuation includes estimates for shrinkage, capitalized buying, warehousing and distribution costs related to inventory, and markdowns of merchandise inventories. The accuracy of our estimates can be affected by many factors, some of which are outside of our control, including changes in economic conditions and consumer buying trends. Historically, we have not experienced significant differences in our estimates of recovery compared with actual results. We believe our process results in an appropriate value of our inventory on hand at year-end.
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
     Income Taxes. We do business in various jurisdictions that impose income taxes. Management determines the aggregate amount of income tax expense to accrue and the amount currently payable based upon the tax statutes of each jurisdiction. This process involves adjusting income determined using generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred taxes are reflected on our balance sheet for temporary differences that will reverse in subsequent years. If different judgments had been made, our tax expense, assets and liabilities could have been different.
     Other Estimates. Management uses estimates in the determination of the required accruals for general liability, workers’ compensation and health insurance. These estimates are based upon examination of historical trends, industry claims experience and, in certain cases, calculations performed by third-party experts. Projected claims information may change in the future and may require management to revise these accruals.
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

Change in Accounting Principles
     Effective January 1, 2006 we adopted FAS123(R) using the modified prospective application method. As of December 31, 2005, the compensation cost related to non-vested stock options not yet recognized totaled $3.4 million. This amount will be recognized over the next 20 months. The impact of the adoption of FAS 123(R) on 2006 net income was $2.3 million or $0.11 per diluted share.
New Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. This interpretation also provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition of tax positions. The recognition threshold and measurement attribute is part of a two step tax position evaluation process prescribed in FIN 48. FIN 48 is effective after the beginning of an entity’s first fiscal year that begins after December 15, 2006. We will adopt FIN 48 as of January 1, 2007. We are currently assessing the impact to our consolidated financial statements.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
     We invest cash balances in excess of operating requirements primarily in money market mutual funds and to a lesser extent in interest-bearing securities with maturities of less than two years. The fair value of our cash and equivalents at December 31, 2006 approximated carrying value. A hypothetical decrease in interest rates of 10% compared to the rates in effect at year end would reduce our interest income $311,000 annually.
     We had no borrowings outstanding under our line of credit at December 31, 2006. The interest rates on our mortgages fluctuate with market rates and therefore the value of these financial instruments will not be impacted by a change in interest rates. In November 2006, we entered into an interest rate swap that had the effect of converting our variable mortgages to a fixed rate. As a result, a 10% increase or decrease in interest rates would have no impact on our interest expense as the increase/decrease in interest paid on our mortgages would be offset by a corresponding increase/decrease in the interest received from our swap.
     A 10% decrease in interest rates would cause the fair market value of the swap to decrease by $652,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
A.C. MOORE ARTS & CRAFTS, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of A.C. Moore Arts & Crafts, Inc.:
We have completed integrated audits of A.C. Moore Arts & Crafts, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of A.C. Moore Arts & Crafts, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 1, the Company adopted a new financial accounting standard for share-based compensation during 2006.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 12, 2007

A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$76,120	$57,748
Marketable securities	—	5,224
Inventories	146,751	152,646
Prepaid expenses and other current assets	7,653	6,900
Deferred tax asset	2,636	734

	233,160	223,252

Non current assets:
Property and equipment, net	95,268	88,098
Other assets	1,409	1,407

	$329,837	$312,757

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,571	$2,571
Trade accounts payable	48,703	46,445
Accrued payroll and payroll taxes	3,011	3,928
Accrued expenses	17,336	10,044
Accrued lease liability	825	153
Income taxes payable	1,935	1,679

	74,381	64,820

Non current liabilities:
Long-term debt	21,643	24,215
Deferred tax liability	6,605	8,039
Accrued lease liability	19,430	17,174

	47,678	49,428

	122,059	114,248

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; none issued	—	—

Common stock, no par value, 40,000,000 shares authorized; issued and outstanding 20,167,098 shares at December 31, 2006 and 19,816,774 shares at December 31, 2005	118,218	111,383

Retained earnings	89,560	87,126

	207,778	198,509

	$329,837	$312,757

The accompanying notes are an integral part of these consolidated financial statements.

A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands except per share data)

	December 31,
	2006	2005	2004
Net sales	$589,506	$539,436	$497,626
Cost of sales (including buying and distribution costs)	358,725	326,581	299,872

Gross margin	230,781	212,855	197,754
Selling, general and administrative expenses	219,298	192,878	166,485
Costs related to change in management	3,376	—	—
Store pre-opening expenses	3,241	3,459	4,036

Income from operations	4,866	16,518	27,233
Interest expense	1,547	1,234	380
Interest (income)	(1,224)	(784)	(543)

Income before income taxes	4,543	16,068	27,396
Provision for income taxes	2,109	6,026	10,548

Net income	2,434	$10,042	$16,848

Basic net income per share	$0.12	$0.51	$0.86

Diluted net income per share	$0.12	$0.50	$0.84

The accompanying notes are an integral part of these consolidated financial statements.

A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands except share data)

			Retained
	Shares	Common Stock	Earnings	Total
Balance, December 31, 2003	19,357,541	$105,023	$60,236	$165,259
Net income	—	—	16,848	16,848
Exercise of stock options	297,559	1,805	—	1,805
Tax benefit from exercise of stock options	—	2,303	—	2,303

Balance, December 31, 2004	19,655,100	$109,131	$77,084	$186,215
Net income	—	—	10,042	10,042
Exercise of stock options	161,674	1,023	—	1,023
Tax benefit from exercise of stock options	—	1,229	—	1,229

Balance, December 31, 2005	19,816,774	$111,383	$87,126	$198,509
Net income	—	—	2,434	2,434
Exercise of stock options	350,324	2,152	—	2,152
Tax benefit from exercise of stock options	—	1,606	—	1,606
Stock-based compensation expense	—	3,077	—	3,077

Balance, December 31, 2006	20,167,098	$118,218	$89,560	$207,778

The accompanying notes are an integral part of these consolidated financial statements.

A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$2,434	$10,042	$16,848
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,281	10,769	8,967
Stock based compensation expense	3,077	—	—
Loss on disposal of assets	83	438	—
Provision for (benefit of) deferred income taxes, net	(3,336)	(484)	1,934
Changes in assets and liabilities:
Inventories	5,895	(9,814)	(21,339)
Prepaid expenses and other current assets	(753)	755	(4,693)
Accounts payable, accrued payroll and payroll taxes and accrued expenses	8,633	(2,118)	14,461
Accrued lease liability	2,928	3,532	3,272
Income taxes payable	256	1,160	(897)
Other	(2)	340	(58)

Net cash provided by operating activities	31,496	14,620	18,495

Cash flows from investing activities:
Capital expenditures	(19,534)	(16,086)	(40,999)
Proceeds from maturation of marketable securities	5,224	22,570	686
Investment in marketable securities	—	(10,236)	(4,112)

Cash flows (used in) investing activities	(14,310)	(3,752)	(44,425)

Cash flows from financing activities:
Exercise of stock options	2,152	1,023	1,805
Tax benefit of stock options	1,606	—	—
Increase in long-term debt	—	—	30,000
Repayment of long-term debt	(2,572)	(2,571)	(643)
Repayment of equipment leases	—	—	(504)

Net cash provided by (used in) by financing activities	1,186	(1,548)	30,658

Net increase in cash and cash equivalents	18,372	9,320	4,728
Cash and cash equivalents at beginning of period	57,748	48,428	43,700

Cash and cash equivalents at end of period	$76,120	$57,748	$48,428

Supplemental cash flow information:
Cash paid during the year for:
Interest	$1,538	$1,197	$496

Income taxes	$3,639	$5,345	$9,553

Non-cash items:
Tax benefit of stock options	$—	$1,229	$2,303

The accompanying notes are an integral part of these consolidated financial statements.

A.C. MOORE ARTS & CRAFTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Organization and basis of presentation. A.C. Moore Arts & Crafts, Inc. became a holding company in July 1997 by incorporating in Pennsylvania and exchanging its common stock for all of the capital stock of A.C. Moore Inc. held by its shareholders. The consolidated financial statements include the accounts of A.C. Moore Arts & Crafts, Inc. and its wholly owned subsidiaries (collectively the “Company”). All intercompany accounts and transactions have been eliminated. As of December 31, 2006, the Company operated a 122-store chain of retail arts and crafts stores in the eastern region of the United States.
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
Inventories. Inventories, which consist of general consumer merchandise held for sale, are stated at the lower of cost or market. The cost of store inventories is determined by the retail inventory method. The cost of warehouse inventories is determined on a first-in, first-out basis. The Company includes as inventoriable costs certain indirect costs, such as purchasing and receiving costs, inbound freight, duties related to import purchases, internal transfer costs and warehousing costs.
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
The Company capitalizes certain costs incurred in connection with developing or obtaining internal use software. These capitalized software costs are included in Property and equipment, net in the consolidated balance sheets, and are being amortized over the estimated useful life of the software, not to exceed five years.

Impairment of Long-Lived Assets. The Company reviews long-lived assets for impairment by comparing the carrying value of assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss would be recognized during that period. The impairment loss is calculated as the difference between the carrying values of the asset and the present value of estimated net cash flows or comparable market values, giving consideration to recent operating performance and pricing trends. The Company had no impairment losses related to long-lived assets during 2006, 2005 or 2004.
Other Assets. Includes amounts to obtain store leases. These amounts are being amortized over the life of the original lease.
Revenue recognition. The Company recognizes revenue at the time of sale of merchandise to its customers, with the exception of the sale of custom frames, which are recognized at the time of delivery. The value of point of sale coupons, which have a very limited life, and other discounts that result in a reduction of the price paid by the customer are recorded as a reduction of sales. Sales returns, which are reserved for based on historical experience, are provided for in the period that the related sales are recorded. Proceeds from the sale of gift cards are recorded as gift card liabilities and recognized as revenue when redeemed by the holder.
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
Advertising costs. The costs incurred for advertising are expensed the first time the advertising takes place and are offset by reimbursements received under cooperative advertising programs with certain vendors. Co-op advertising funds are only recognized in gross margin when we have performed our contractual obligations under a co-op advertising agreement. Advertising expense before the consideration of cooperative advertising allowances was $34.2 million, $29.8 million and $23.9 million for 2006, 2005 and 2004 respectively, and is included in selling, general, and administrative expense.
Fair value of financial instruments. The carrying amounts of cash, cash equivalents and marketable securities, accounts receivable, other current assets, accounts payable, accrued expenses and other liabilities approximate fair value because of the short maturity of these instruments. The Company invests cash balances in excess of operating requirements primarily in money market mutual funds and to a lesser extent in interest-bearing securities with maturities of less than two years. The fair value of the Company’s cash and equivalents at December 31, 2006 and December 31, 2005 approximated carrying value. The Company had no borrowings outstanding under the line of credit at December 31, 2006 or December 31, 2005. The interest rates on the Company’s mortgages fluctuate with market rates and therefore the value of these financial instruments will not be impacted by a change in interest rates.
As of November 2006, the Company entered into two interest rate swap agreements with Wachovia Bank. These transactions were entered into as interest rate hedges as they effectively convert the Company’s variable rate mortgage obligations to a fixed rate. The first swap was for a notional amount of $5.2 million, amortizing on a straight line basis through September 2011. On this amount the Company will pay a fixed rate of 5.72% and receive a variable rate of LIBOR plus .65%. The second swap was for a notional amount of $19.2 million, amortizing on a straight line basis through September 2019. On this amount, the Company will pay a fixed rate of 5.77% and receive LIBOR plus .65%. As of December 31, 2006, these swaps have a fair market value of $42,000.
Stock-based compensation. On January 1, 2006 the Company adopted SFAS 123(R), “Share-Based Payment,” requiring the recognition of compensation expense in the Consolidated Statement of Operations related to the fair value of its employee share-based options.
The Company will recognize the cost of all employee stock options on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures. The Company selected the modified prospective method of application; accordingly, prior periods have not been restated. Prior to adopting SFAS No. 123(R), the Company applied APB Opinion No. 25, and related interpretations in accounting for its stock-based compensation plans. Subsequent to the company’s initial public offering in 1997, employee stock options were granted at the grant date market price. Accordingly, before January 1, 2006, no compensation cost was recognized for stock option grants. Under the modified prospective method, compensation expense will be recorded for the unvested portion of previously issued awards that remain outstanding at January 1, 2006 using the same estimate of the grant date fair value and the same attribution method used to determine the pro forma disclosure under SFAS No. 123.
The company determines fair value of such awards using the Black-Scholes options pricing model with the following weighted-average assumptions:

	2006		2005		2004
Average fair value of options granted		$8.99		$9.79		$11.15
Risk free interest rate		4.6%		4.4%		3.8%
Dividend yield		—		—		—
Average expected life	6.0	yrs	5.0	yrs	4.9	yrs
Expected stock price volatility		44.4%		38.9%		54.9%
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
In 2006, the Company recognized $3.1 million of share-based compensation expense. Of this amount, $2.8 million was included as a component of selling, general and administrative expense and $326,000 was included in costs related to changes in management.
Had compensation cost for the Company’s stock-based compensation plan been determined based on the fair value at the grant date for awards under those plans, consistent with the requirements of SFAS No.

123, “Accounting for Stock-Based Compensation,” net income and earnings per share would have been reduced to the following pro forma amounts:

		2005	2004
		(In thousands, except per share data)
Net income	— As reported	$10,042	$16,848
	— Compensation cost, net of tax	1,827	1,749
	— Pro forma	8,215	15,099

Basic earnings per share	— As reported	$0.51	$0.86
	— Pro forma	0.42	0.78

Diluted earnings per share	— As reported	$0.50	$0.84
	— Pro forma	0.41	0.75
Income taxes. The Company uses the asset and liability method of accounting for income taxes. The Company does business in various jurisdictions that impose income taxes. Management determines the aggregate amount of income tax expense to accrue and the amount currently payable based upon the tax statutes of each jurisdiction. This process includes adjusting income determined using generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred taxes are reflected on the Company’s balance sheet for temporary differences that will reverse in subsequent years. When the Company believes the recovery of all or a portion of a deferred tax asset is not likely, the Company establishes a valuation allowance.
2. New Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. This interpretation also provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition of tax positions. The recognition threshold and measurement attribute is part of a two step tax position evaluation process prescribed in FIN 48. FIN 48 is effective after the beginning of an entity’s first fiscal year that begins after December 15, 2006. We will adopt FIN 48 as of January 1, 2007. We are currently assessing the impact to our consolidated financial statements.
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
3. Store Closure Costs
Store Closure Costs. The Company regularly reviews store performance. If the Company were to determine that a store does not meet certain performance criteria over a sustained period of time, the Company may determine to close that location. In December 2006, the Company’s management decided to close its Birmingham, Alabama store effective with the close of business on December 31, 2006. The total expected cost of this closure is approximately $1.130 million. The table below summarizes the costs and identifies the cash and non-cash components of current and future expenditures.

(dollars in thousands)
Type of Cost	Total	Current Cash	Future Cash	Non-Cash
Lease obligations	$1,033	—	$1,033	—
Severance	10	$10	—	—
Inventory liquidation	87	—	—	$87

	$1,130	$10	$1,033	$87
In the table above, “Current Cash” means that the charge required payment during the fourth quarter of 2006. “Future Cash” relates to the payment of lease obligations over the remaining scheduled lease term, and is net of anticipated sublease income. The lease obligations may settle earlier if the Company negotiates an appropriate termination arrangement.
In December 2006, the Company paid a one-time fee of $275,000 in connection with the termination of a real estate lease. The lease, which was signed in 2006, related to premises in which the Company had not yet opened an A. C. Moore store for business. The Company terminated the lease due to a shift in store opening strategy toward increased backfill of real estate markets in which the Company currently operates.
4. Costs Related to Changes in Management
Costs related to changes in management. The Company incurred a cost of $3.4 million in 2006 related to changes in management. This cost includes severance for departing officers and employees as well as recruiting costs for new officers. As of December 31, 2006, there was $518,000 of unpaid severance costs included in accrued expenses. On June 1, 2006, the Company had a total of 26 officers at the vice president level and above. As of December 31, 2006, the Company had 11 officers at this level and above.
Changes in management since June 1, 2006 include but are not limited to the following: (i) appointment of a new Chief Executive Officer on June 1, 2006 to replace the previous Chief Executive Officer who retired on June 1, 2006; (ii) appointment of a new Chief Financial Officer on September 13, 2006 to replace the former Chief Financial Officer who retired on July 31, 2006, (iii) replacement of 11 field vice president positions with seven district manager positions; (iv) retirement of the Executive Vice President, Merchandising on June 30, 2006; (v) departure of the Executive Vice President, Merchandising and Marketing on July 31, 2006; (vi) departure of two senior vice presidents and five vice presidents, of which two were replaced; and (vii) hiring of three new vice presidents to fill newly created positions. It is anticipated that the Company will continue to incur additional expenses of this nature as it implements various other changes through at least June 30, 2007. Subsequent to year-end, the Company’s Vice President of Distribution and its Senior Vice President of Finance left the Company.
5. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Year ended
	December 31,
	2006	2005	2004
	(In thousands, except per share data)
Net income	$2,434	$10,042	$16,848

Weighted average shares:
Basic	19,929	19,758	19,482
Incremental shares from assumed exercise of stock options	90	391	530

Diluted	20,019	20,149	20,012

Basic net income per share	$0.12	$0.51	$0.86

Diluted net income per share	$0.12	$0.50	$0.84

Stock options excluded from calculation because exercise price was greater than average market price	937	308	306

6. Property and Equipment
Property and equipment consists of:

	Year Ended
	December 31,
	2006	2005
	(in thousands)
Land	$2,466	$2,466
Buildings and improvements	38,370	38,370
Furniture, fixtures and equipment	107,148	88,932
Leasehold improvements	6,205	6,205
Equipment for future stores	1,260	525

	155,449	136,498
Less: Accumulated depreciation and amortization	(60,181)	(48,400)

	$95,268	$88,098

7. Financing Agreement
The Company maintains two mortgage agreements with Wachovia Bank on its corporate office and distribution center which are secured by land, buildings and equipment. Of the original $30.0 million in mortgages, $22.5 million ($19.1 million as of December 31, 2006) is repayable over 15 years and $7.5 million ($5.1 million as of December 31, 2006) is repayable over seven years. Fixed monthly payments totaling $214,000 started in October 2004. In November 2006, the Company effectively converted these mortgages from a variable rate to fixed interest rates of 5.77% on the 15-year mortgage and 5.72% on the seven-year mortgage through the use of an interest rate swap.
In March 2007, the Company amended these two mortgages to modify certain covenants. The mortgages, as amended, contain covenants that, among other things, restrict the Company’s ability to incur additional indebtedness or guarantee obligations in excess of $18.0 million, engage in mergers or consolidations, dispose of assets, make acquisitions requiring a cash outlay in excess of $20.0 million, make loans or advances in excess of $1.0 million, permit liens relating to capitalized lease obligations or purchase money financing in excess of $2.0 million, or change the nature of the Company’s business. The Company is restricted in capital expenditures unless certain financial covenants are maintained including those relating to tangible net worth and funded debt. The mortgages also define various events of default, including cross default provisions, defaults for any material judgments or a change in control. At December 31, 2006, the Company was in compliance with these covenants.
At December 31, 2006 the Company had a $35.0 million line of credit agreement with Wachovia, which would have expired on May 31, 2007. In March 2007, the Company extended the line of credit to May 31, 2008. Borrowing under this line bears interest at LIBOR plus 65 basis points and is subject to the same covenants as the mortgages described above. At December 31, 2006 and 2005, there were no borrowings outstanding under this agreement.
8. Income Taxes
A reconciliation of income tax expense at the federal income tax rate to the income tax provision is as follows:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
United States federal taxes at statutory rate	$1,590	$5,624	$9,595
State and local taxes, net	286	673	1,236
Change in estimates for uncertain tax positions	198	0	0
Incentive stock option compensation	468	0	0
Tax free interest	(292)	(227)	(164)
Other	(141)	(44)	(119)

Income tax provision	$2,109	$6,026	$10,548

     The income tax provision consists of the following:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Current tax expense:
Federal	$4,834	$5,487	$6,407
State	611	1,023	2,207

Total current	5,445	6,510	8,614

Deferred tax expense:
Federal	(3,166)	(497)	2,239
State	(170)	13	(305)

Total deferred	(3,336)	(484)	1,934

Total income tax provision	$2,109	$6,026	$10,548

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

	December 31,
	2006	2005
	(in thousands)
Current deferred taxes
Inventory valuation	$90	$677
Inventory claim receivable	0	(345)
Accrued Expenses	2,823	0
Other	(277)	402

Total current deferred taxes	$2,636	$734

Non-current deferred taxes
Property and equipment	(14,798)	(12,747)
Stock Option Compensation	701	0
Accrued rent expense	6,773	4,708
Other	719	0

Total non-current deferred taxes	(6,605)	(8,039)

Net deferred tax	$(3,969)	$(7,305)

At December 31, 2006 the Company had approximately $7.5 million of state net operating loss carry forwards (NOL’s) of which $0 will expire in 2007 with the balance expiring through 2026. We have recognized a long-term deferred tax asset of $140,000 relating to these NOL’s, which represents the $653,000 value of their future tax deductions reduced by a $513,000 valuation allowance to the amount that is more likely than not to be realized.
In connection with the adoption of FAS 123R, the Company has elected to calculate its pool of excess tax benefits under the short cut method. At December 31, 2006 this pool was $6.8 million and can be used to offset future tax expense if deferred tax assets relating to stock options are not realized.
9. Shareholders’ Equity
The Company has authorized 10,000,000 shares of undesignated preferred stock. The Company may issue preferred stock in one or more series by vote of its Board of Directors having the dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices and liquidation preferences approved by the Board of Directors.
Under the Company’s Employee, Director and Consultant Stock Option Plan (the “1997 Plan”), the Company may grant up to 2,000,000 shares of common stock. Stock options expire ten years from the date of grant and vest ratably over a three year period. Shares available for future grants under the 1997 Plan amounted to 18,444 at December 31, 2006 and 9,877 at December 31, 2005.
In March 2002, the Company’s Board of Directors adopted the Company’s 2002 Stock Option Plan (the “2002 Plan”). This Plan was approved by majority shareholder vote at the Company’s Annual Meeting of Shareholders on May 16, 2002. Under the 2002 Plan, the Company may grant up to 1,500,000 shares of common stock. Stock options expire ten years from the date of grant and vest ratably over a period of from one to three years. Shares available for future grants under the 2002 Plan amounted to 384,981 at December 31, 2006 and 627,283 at December 31, 2005.
For 2006, 2005, and 2004, the Company’s stock option activity is summarized below:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	1,485,067	$16.97	1,431,132	$14.76	1,544,452	$12.23
Granted	342,000	18.07	237,375	23.74	215,875	21.95
Forfeited	109,065	23.67	21,766	24.42	31,636	22.40
Exercised	350,324	6.17	161,674	6.37	297,559	6.07

Outstanding at end of year	1,367,678	$19.50	1,485,067	$16.97	1,431,132	$14.76

Exercisable at end of year	862,366	$19.41	1,019,544	$13.83	930,105	$10.14

The aggregate intrinsic value of vested stock options outstanding at December 31, 2006 was $3.5 million. Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted price of the Company’s common stock as of the reporting date where there is positive value. The total market value at date of exercise in excess of grant price of options exercised during 2006 was $4.0 million.
As of December 31, 2006, there was $3.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plans. That cost is expected to be recognized over the next 35 months.
Using a Black-Scholes options pricing model, the average grant date fair value of options granted was $8.99, $9.79, and $11.15 for options granted in 2006, 2005 and 2004, respectively.
The following table summarizes information about stock options outstanding at December 31, 2006.

	Stock Options Outstanding			Stock Options Exercisable
		Weighted Average	Weighted		Weighted
Range of		Remaining Life	Average		Average
Exercise Prices	Shares	(Years)	Exercise Price	Shares	Exercise Price
2.88-4.50	107,774	2.5	$3.72	107,774	$3.72
7.69-8.32	76,286	3.6	8.13	76,286	8.14
16.38-18.32	297,000	9.6	17.57	0	0.00
19.11-21.95	422,393	6.8	20.45	335,247	20.14
22.25-27.15	464,225	7.5	25.40	343,059	26.02

	1,367,678	7.1	$19.50	862,366	$19.41

10. Retirement Plan
In January 1999 the Company established a 401(k) savings plan (the “401(k) Plan”) for eligible team members. Participation in the 401(k) Plan is voluntary and available to any team member who is 21 years of age and has completed a three month eligibility period. Participants may elect to contribute up to 100% of their compensation. In accordance with the provisions of the 401(k) Plan, the Company makes a matching contribution to the account of each participant in an amount equal to 25% of the first 6% of eligible compensation contributed by each participant with a maximum match of $1,500. The Company’s matching contribution expense for 2006, 2005 and 2004 was $398,000, $339,000, and $298,000, respectively.
11. Commitments and Contingencies
Commitments
The Company leases its retail stores and some vehicles under non-cancelable operating leases. Most store leases have an average initial term of ten years, with three five year renewal options, and provide for predetermined escalations in future minimum annual rent or additional rent contingent upon store sales levels. Rent escalations are amortized over the initial term commencing on the date the Company takes possession. The pro rata portion of rent holidays and scheduled rent escalations has been included in accrued lease liabilities in the accompanying balance sheet. For the years 2006, 2005 and 2004 the amounts of rent expense recognized over the amounts paid were $461,000, $1,027,000, and $1,674,000 respectively.

Rent expense under operating leases consists of:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Minimum rentals	$33,024	$29,017	$27,017
Contingent payments	76	62	84

	$33,100	$29,079	$27,101

As of December 31, 2006, the Company entered into five leases for stores to open in 2007 and 2008.
Future minimum lease payments (including those for unopened stores) as of December 31, 2006 for non-cancelable operating leases with terms in excess of one year are as follows (in thousands):

2007	$37,849
2008	36,813
2009	35,432
2010	34,252
2011	30,607
Thereafter	96,903

Total minimum future rentals	$271,856

Contingencies
On April 4, 2003, Kathleen Stahl, a former store merchandiser for the Company, filed a civil action against the Company in the Superior Court of New Jersey, Burlington County–Law Division for alleged retaliatory harassment and constructive discharge under the New Jersey Conscientious Employee Protection Act. The plaintiff sought lost wages, compensatory and punitive damages, and costs. The complaint was dismissed without prejudice on December 5, 2003 and reinstated on April 15, 2005. On October 23, 2006, a jury trial on the case began. On October 30, 2006, the jury returned a verdict in favor of the plaintiff for $19,600 in lost wages, $1.8 million for emotional distress and $1.5 million in punitive damages. The Company is disappointed with the jury’s verdict and believes it is not supported by the evidence. The Company is vigorously pursuing an appeal.
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

The Company is not a party to any other material legal proceedings other than routine litigation incidental to its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, operating results or cash flows of the Company.
12. Related Party Transactions
Richard J. Drake, a director of the Company who retired in February 2007, is a member of a law firm which the Company retains. The Company has paid fees to Mr. Drake’s firm in the amount of $56,972, $112,000 and $83,000 during the years ended December 31, 2006, 2005 and 2004, respectively.
Michael J. Joyce, a director of the Company since 2004 and chair of the Company’s Audit Committee, was a director of Heritage Property Investment Trust, Inc. (“Heritage”) until October 5, 2006, when Heritage merged with and into affiliates of Centro Properties Group. The Company leased one of its store locations in 2006, 2005 and 2004 from Heritage. The Company paid rent to Heritage in the amount of $249,742, $206,000 and $193,000 during the years ended December 31, 2006, 2005 and 2004, respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.
ITEM 9A. CONTROLS AND PROCEDURES.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2006, our disclosure controls and procedures, as defined in Rule 13a-15(e), were effective at the reasonable assurance level, to ensure that (i) information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.
     PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has audited our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
     Our management carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Based on this evaluation, our management determined that no change in our internal control over financial reporting occurred during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Amendment to Loan Documents and Line of Credit
     On March 12, 2007, the Company entered into a promissory note and loan modification agreement (the “loan modification”) with Wachovia Bank, N.A., the lender on the Company’s two mortgages dated October 28, 2003 on its corporate offices and distribution center. The loan modification amends these two mortgages. The two mortgages originally totaled an aggregate of $30.0 million, $22.5 million payable over 15 years and $7.5 million payable over seven years. As of December 31, 2006, $19.1 million was outstanding on the 15-year mortgage and $5.1 million was outstanding on the seven-year mortgage.
     The original two mortgages contained covenants that restricted the Company’s ability to (i) incur additional indebtedness or guarantee obligations in excess of $8.0 million, and (ii) make acquisitions requiring a cash outlay in excess of $10.0 million. The loan modification increased the threshold amounts in the foregoing two covenants to $18.0 million and $20.0 million, respectively. The loan modification also added a provision that permits the Company to incur liens relating to capitalized lease obligations or purchase money financing not in excess of $2.0 million. In addition, the loan modification eliminated the current ratio of assets to liabilities and decreased the threshold debt service coverage ratio from 1.35 to 1.00 to 1.25 to 1.00. These two ratios affect the amount of interest paid by the Company on the mortgages.
     On March 12, 2007, pursuant to the loan modification, the Company also amended its $35.0 million line of credit with Wachovia to extend the maturity date from May 31, 2007 to May 31, 2008. As of December 31, 2007, there were no amounts outstanding under this line of credit. The promissory note and loan modification amending the two mortgages and extending the line of credit is attached to this annual report on Form 10-K as Exhibit 10.27. This summary is not intended to be complete and is qualified in its entirety by reference to this exhibit which is incorporated by reference into this Item 9B.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
     Incorporated by reference from our Proxy Statement relating to our 2007 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Form 10-K, except information concerning our executive officers which is set forth in Part I of this Annual Report on Form 10-K and which is incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION.
     Incorporated by reference from our Proxy Statement relating to our 2007 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     Incorporated by reference from our Proxy Statement relating to our 2007 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Form 10-K.

Equity Compensation Plan Information
     The following table details information regarding our existing equity compensation plans as of December 31, 2006:

(c)
Number of securities
	(a)		remaining available for
	Number of securities	(b)	future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	column (a))
Equity compensation plans approved by security holders (1)	1,367,678	$19.50	403,425
Equity compensation plans not approved by security holders	—	—	—
Total	1,367,678	$19.50	403,425

(1)	These plans are our 1997 Employee, Director and Consultant Stock Option Plan and our 2002 Stock Option Plan.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
     Incorporated by reference from our Proxy Statement relating to our 2007 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Form 10-K.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
     Incorporated by reference from our Proxy Statement relating to our 2007 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Form 10-K.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)	The following documents are filed as part of this Annual Report on Form 10-K:
(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2006 and 2005

Consolidated Statements of Income for each of the three years in the period ended December 31, 2006

Consolidated Statements of Changes in Shareholders’ Equity for each of the three years in the period ended December 31, 2006

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2006

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts and Reserves.

All other schedules have been omitted because they are not applicable, not required or the information is included elsewhere herein.

(3)	Exhibits:

The exhibits filed as part of this report are listed under exhibits at subsection (b) of this Item 15.
(b)	Exhibits:

Exhibit Number	Description
3.1(1)	Articles of Incorporation

3.2	Amendment to Articles of Incorporation

3.3(2)	Amended and Restated Bylaws

+10.1(1)	1997 Employee, Director and Consultant Stock Option Plan

Exhibit Number	Description
+10.2(3)	2002 Stock Option Plan

+10.3(1)	Form of Stock Option Award Agreement under the 1997 Employee, Director and Consultant Stock Option Plan

+10.4(8)	Form of Option Agreement under the 2002 Stock Option Plan

10.5(1)	Tax Indemnification Agreement, dated July 22, 1997, among the Company, John E. Parker and William Kaplan

10.6(4)	Lease, dated August 14, 1995, between Freeport 130 L.L.C. and A.C. Moore, Inc.

10.7(5)	Second Amendment to Lease, dated as of March 25, 1998, between Freeport 130 L.L.C. and A.C. Moore, Inc.

10.8(6)	Loan Agreement dated as of October 28, 2003, by and between Wachovia Bank, National Association and A.C. Moore Arts & Crafts, Inc., A.C. Moore Incorporated, Moorestown Finance, Inc., Blackwood Assets, Inc. and A.C. Moore Urban Renewal, LLC. A.C. Moore will furnish to the Securities and Exchange Commission a copy of any omitted exhibits or schedules upon request.

10.9(6)	Construction Loan Agreement dated as of October 28, 2003, by and between Wachovia Bank, National Association and A.C. Moore Arts & Crafts, Inc., A.C. Moore Incorporated, Moorestown Finance, Inc., Blackwood Assets, Inc. and A.C. Moore Urban Renewal, LLC. A.C. Moore will furnish to the Securities and Exchange Commission a copy of any omitted exhibits or schedules upon request.

10.10(6)	Mortgage, Assignment of Rents and Security Agreement and Financing Statement dated as of October 28, 2003, by and between A.C. Moore Urban Renewal, LLC and Wachovia Bank, National Association. A.C. Moore will furnish to the Securities and Exchange Commission a copy of any omitted exhibits upon request.

10.11(7)	Modification Number One to Promissory Note dated as of November 3, 2004, by and between Wachovia Bank, National Association and A.C. Moore Arts & Crafts, Inc., A.C. Moore Incorporated, Moorestown Finance, Inc., Blackwood Assets, Inc. and A.C. Moore Urban Renewal, LLC

10.12(9)	Promissory Note and Loan Modification Agreement dated as of February 22, 2006, by and between Wachovia Bank, National Association and A.C. Moore Arts & Crafts, Inc., A.C. Moore Incorporated, Moorestown Finance, Inc., Blackwood Assets, Inc. and A.C. Moore Urban Renewal, LLC

Exhibit Number	Description
+10.13 (10)	Employment Agreement, effective as of June 1, 2006, between the Company and Rick A. Lepley.

+10.14 (10)	Form of Option Agreement between the Company and Rick A. Lepley.

+10.15 (10)	Agreement and Complete and Full General Release, effective as of June 1, 2006, between the Company and Jack Parker.

+10.16 (10)	Agreement and Complete and Full General Release, effective as of June 1, 2006, between the Company and Leslie H. Gordon.

+10.17 (11)	Agreement and Complete and Full General Release, effective as of June 8, 2006, between the Company and Patricia A. Parker.

+10.18 (12)	Agreement and Complete and Full General Release, dated July 31, 2006, between the Company and Janet Parker.

+10.19 (13)	Employment Agreement, signed on September 6, 2006 and effective as of September 13, 2006, between the Company and Marc Katz.

+10.20 (13)	Form of Option Agreement between the Company and Marc Katz.

+10.21 (13)	Amendment No. One, dated September 6, 2006, to Agreement and Complete and Full General Release, dated June 1, 2006, between the Company and Leslie H. Gordon.

+10.22 (14)	First Amendment, dated as of November 15, 2006, to the Employment Agreement, dated as of June 1, 2006, between the Company and Rick A. Lepley.

10.23 (15)	Amended and Restated Swap Transaction Confirmation, signed on December 8, 2006 and effective as of November 27, 2006.

10.24 (15)	Amended and Restated Swap Transaction Confirmation, signed on December 8, 2006 and effective as of November 27, 2006.

+10.25	Employment Agreement, effective as of July 24, 2006, between the Company and Amy Rhoades.

+10.26	First Amendment, dated as of November 15, 2006, to the Employment Agreement, dated as of July 24, 2006, between the Company and Amy Rhoades.

Exhibit Number	Description
10.27	Promissory Note and Loan Modification Agreement dated as of March 12, 2007 by and between Wachovia Bank, National Association and A.C. Moore Arts & Crafts, Inc., A.C. Moore Incorporated, Moorestown Finance, Inc., Blackwood Assets, Inc. and A.C. Moore Urban Renewal, LLC

21.1	Subsidiaries of the Company

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) promulgated under the Exchange Act

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-32859), filed on August 5, 1997.

(2)	Incorporated by reference to the Company’s Form 8-K filed on August 27, 2004.

(3)	Incorporated by reference to the Company’s Definitive Proxy Statement filed on April 22, 2002.

(4)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-32859), filed on September 16, 1997.

(5)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 1998.

(6)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2003.

(7)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2004.

(8)	Incorporated by reference to the Company’s Form 8-K filed on August 9, 2006.

(9)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2005.

(10)	Incorporated by reference to the Company’s Form 8-K filed on June 7, 2006.

(11)	Incorporated by reference to the Company’s Form 8-K filed on June 14, 2006.

(12)	Incorporated by reference to the Company’s Form 8-K filed on July 31, 2006.

(13)	Incorporated by reference to the Company’s Form 8-K filed on September 6, 2006.

(14)	Incorporated by reference to the Company’s Form 8-K filed on November 16, 2006.

(15)	Incorporated by reference to the Company’s Form 8-K filed on December 14, 2006.

SCHEDULE II
A.C. MOORE ARTS & CRAFTS, INC.
Valuation and Qualifying Accounts
(in thousands)

Column A	Column B	Column C	Column D	Column E
			Deductions —
			Write-offs,	Balance at
	Balance at	Additions —	Payments and	End of
Description	Beginning of Period	Charged to Expense	Other Adjustments	Period
Lower of Cost or Market Reserve
2006	$1,525	$462	$672	$1,315
2005	1,467	501	443	1,525
2004	1,284	628	445	1,467

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A.C. MOORE ARTS & CRAFTS, INC.
Date: March 12, 2007	By:	/s/ Rick A. Lepley
Rick A. Lepley
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Rick A. Lepley Rick A. Lepley	Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2007

/s/ Marc Katz Marc Katz	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2007

/s/ Michael J. Joyce Michael J. Joyce	Chairman of the Board of Directors	March 12, 2007

/s/ Joseph F. Coradino Joseph F. Coradino	Director	March 12, 2007

/s/ Lawrence H. Fine Lawrence H. Fine	Director	March 12, 2007

/s/ Neil A. McLachlan Neil A. McLachlan	Director	March 12, 2007

/s/ Thomas S. Rittenhouse Thomas S. Rittenhouse	Director	March 12, 2007

/s/ Lori J. Schafer Lori J. Schafer	Director	March 12, 2007

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Articles of Incorporation

3.2	Amendment to Articles of Incorporation

3.3(2)	Amended and Restated Bylaws

+10.1(1)	1997 Employee, Director and Consultant Stock Option Plan

+10.2(3)	2002 Stock Option Plan

+10.3(1)	Form of Stock Option Award Agreement under the 1997 Employee, Director and Consultant Stock Option Plan

+10.4(8)	Form of Option Agreement under the 2002 Stock Option Plan

10.5(1)	Tax Indemnification Agreement, dated July 22, 1997, among the Company, John E. Parker and William Kaplan

10.6(4)	Lease, dated August 14, 1995, between Freeport 130 L.L.C. and A.C. Moore, Inc.

10.7(5)	Second Amendment to Lease, dated as of March 25, 1998, between Freeport 130 L.L.C. and A.C. Moore, Inc.

10.8(6)	Loan Agreement dated as of October 28, 2003, by and between Wachovia Bank, National Association and A.C. Moore Arts & Crafts, Inc., A.C. Moore Incorporated, Moorestown Finance, Inc., Blackwood Assets, Inc. and A.C. Moore Urban Renewal, LLC. A.C. Moore will furnish to the Securities and Exchange Commission a copy of any omitted exhibits or schedules upon request.

10.9(6)	Construction Loan Agreement dated as of October 28, 2003, by and between Wachovia Bank, National Association and A.C. Moore Arts & Crafts, Inc., A.C. Moore Incorporated, Moorestown Finance, Inc., Blackwood Assets, Inc. and A.C. Moore Urban Renewal, LLC. A.C. Moore will furnish to the Securities and Exchange Commission a copy of any omitted exhibits or schedules upon request.

10.10(6)	Mortgage, Assignment of Rents and Security Agreement and Financing Statement dated as of October 28, 2003, by and between A.C. Moore Urban Renewal, LLC and Wachovia Bank, National Association. A.C. Moore will furnish to the Securities and Exchange Commission a copy of any omitted exhibits upon request.

Exhibit Number	Description
10.11(7)	Modification Number One to Promissory Note dated as of November 3, 2004, by and between Wachovia Bank, National Association and A.C. Moore Arts & Crafts, Inc., A.C. Moore Incorporated, Moorestown Finance, Inc., Blackwood Assets, Inc. and A.C. Moore Urban Renewal, LLC

10.12(9)	Promissory Note and Loan Modification Agreement dated as of February 22, 2006, by and between Wachovia Bank, National Association and A.C. Moore Arts & Crafts, Inc., A.C. Moore Incorporated, Moorestown Finance, Inc., Blackwood Assets, Inc. and A.C. Moore Urban Renewal, LLC

+10.13(10)	Employment Agreement, effective as of June 1, 2006, between the Company and Rick A. Lepley.

+10.14(10)	Form of Option Agreement between the Company and Rick A. Lepley.

+10.15(10)	Agreement and Complete and Full General Release, effective as of June 1, 2006, between the Company and Jack Parker.

+10.16(10)	Agreement and Complete and Full General Release, effective as of June 1, 2006, between the Company and Leslie H. Gordon.

+10.17 (11)	Agreement and Complete and Full General Release, effective as of June 8, 2006, between the Company and Patricia A. Parker.

+10.18(12)	Agreement and Complete and Full General Release, dated July 31, 2006, between the Company and Janet Parker.

+10.19(13)	Employment Agreement, signed on September 6, 2006 and effective as of September 13, 2006, between the Company and Marc Katz.

+10.20(13)	Form of Option Agreement between the Company and Marc Katz.

+10.21(13)	Amendment No. One, dated September 6, 2006, to Agreement and Complete and Full General Release, dated June 1, 2006, between the Company and Leslie H. Gordon.

+10.22(14)	First Amendment, dated as of November 15, 2006, to the Employment Agreement, dated as of June 1, 2006, between the Company and Rick A. Lepley.

10.23(15)	Amended and Restated Swap Transaction Confirmation, signed on December 8, 2006 and effective as of November 27, 2006.

10.24(15)	Amended and Restated Swap Transaction Confirmation, signed on December 8, 2006 and effective as of November 27, 2006.

+10.25	Employment Agreement, effective as of July 24, 2006, between the Company and Amy Rhoades.

+10.26	First Amendment, dated as of November 15, 2006, to the Employment Agreement, dated as of July 24, 2006, between the Company and Amy Rhoades.

Exhibit Number	Description
10.27	Promissory Note and Loan Modification Agreement dated as of March 12, 2007 by and between Wachovia Bank, National Association and A.C. Moore Arts & Crafts, Inc., A.C. Moore Incorporated, Moorestown Finance, Inc., Blackwood Assets, Inc. and A.C. Moore Urban Renewal, LLC

21.1	Subsidiaries of the Company

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) promulgated under the Exchange Act

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-32859), filed on August 5, 1997.

(2)	Incorporated by reference to the Company’s Form 8-K filed on August 27, 2004.

(3)	Incorporated by reference to the Company’s Definitive Proxy Statement filed on April 22, 2002.

(4)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-32859), filed on September 16, 1997.

(5)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 1998.

(6)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2003.

(7)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2004.

(8)	Incorporated by reference to the Company’s Form 8-K filed on August 9, 2006.

(9)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2005.

(10)	Incorporated by reference to the Company’s Form 8-K filed on June 7, 2006.

(11)	Incorporated by reference to the Company’s Form 8-K filed on June 14, 2006.

(12)	Incorporated by reference to the Company’s Form 8-K filed on July 31, 2006.

(13)	Incorporated by reference to the Company’s Form 8-K filed on September 6, 2006.

(14)	Incorporated by reference to the Company’s Form 8-K filed on November 16, 2006.

(15)	Incorporated by reference to the Company’s Form 8-K filed on December 14, 2006.