Form 10-Q
period 2007-03-31
A.C. Moore Arts & Crafts, Inc.
filed 2007-05-08
CIK 1042809

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO                     .
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
Yes ☑      No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
☐ Large accelerated filer               ☑ Accelerated filer               ☐ Non-accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 4, 2007

Common Stock, no par value	20,232,666

A. C. MOORE ARTS & CRAFTS, INC.

-i-

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(unaudited)

	March 31,	December 31,	March 31,
	2007	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$67,757	$76,120	$45,853
Marketable securities	—	—	1,500
Inventories	147,223	146,751	164,901
Prepaid expenses and other current assets	8,741	7,653	5,546
Prepaid income taxes	—	—	478
Deferred tax asset	3,000	2,636	1,334

	226,721	233,160	219,612

Non current assets:
Property and equipment, net	96,882	95,268	89,748
Other assets	1,318	1,409	1,367

	$324,921	$329,837	$310,727

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,571	$2,571	$2,571
Trade accounts payable	47,045	48,703	47,998
Accrued payroll and payroll taxes	2,884	3,011	2,586
Accrued expenses	15,030	17,336	9,039
Accrued lease liability	756	825	65
Income taxes payable	617	1,935	—

	68,903	74,381	62,259

Non current liabilities:
Long-term debt	21,000	21,643	23,572
Deferred and other tax liabilities	6,867	6,605	7,925
Accrued lease liability	19,184	19,430	17,200

	47,051	47,678	48,697

	115,954	122,059	110,956

Shareholders’ Equity:
Preferred stock, no par value, 10,000,000 shares authorized; none issued	—	—	—
Common stock, no par value, 40,000,000 shares authorized; issued and outstanding 20,188,466 shares at March 31, 2007 and 20,167,098 at December 31, 2006 and 19,856,959 at March 31, 2006	119,443	118,218	112,395
Retained earnings	89,524	89,560	87,376

	208,967	207,778	199,771

	$324,921	$329,837	$310,727

See accompanying notes to financial statements.

A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Three months ended
	March 31,
	2007	2006
Net sales	$135,380	$132,918
Cost of sales (including buying and distribution costs)	79,703	79,765

Gross margin	55,677	53,153
Selling, general and administrative expenses	54,393	51,844
Costs related to change in management	290	216
Pre-opening expenses	314	624

Income from operations	680	469
Interest expense	352	368
Interest (income)	(585)	(315)

Income before income taxes	913	416
Provision for income taxes	341	166

Net income	$572	$250

Basic net income per share	$0.03	$0.01

Diluted net income per share	$0.03	$0.01

See accompanying notes to financial statements.

A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands, except per share data)
(unaudited)

	Three months ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$572	$250
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation and amortization	3,473	2,873
Stock based compensation	981	699
Provision for (benefit of) deferred income taxes, net	(710)	(714)
Changes in assets and liabilities:
Inventories	(472)	(12,255)
Prepaid expenses and other current assets	(1,088)	1,354
Accounts payable, accrued payroll, payroll taxes and accrued expenses	(4,091)	(794)
Income taxes payable	(1,318)	(2,157)
Accrued lease liability	(315)	(62)
Other	91	40

Net cash (used in) operating activities	(2,877)	(10,766)

Cash flows from investing activities:
Capital expenditures	(5,087)	(4,523)
Proceeds from maturation of marketable securities	—	3,724

Net cash (used in) investing activities	(5,087)	(799)

Cash flows from financing activities:
Exercise of stock options	149	208
Tax benefit of stock based compensation	95	105
Repayment of long-term debt	(643)	(643)

Net cash (used in) financing activities	(399)	(330)

Net (decrease) in cash and cash equivalents	(8,363)	(11,895)

Cash and cash equivalents at beginning of period	76,120	57,748

Cash and cash equivalents at end of period	$67,757	$45,853

See accompanying notes to financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1)	BASIS OF PRESENTATION

The consolidated financial statements included herein are for A.C. Moore Arts & Crafts, Inc. and its wholly owned subsidiaries (collectively, the “Company”). As of March 31, 2007, the Company is a chain of 123 retail stores selling arts and crafts merchandise. The stores are located throughout the eastern United States from Maine to Florida.

These financial statements have been prepared by management without audit and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Due to the seasonality of the Company’s business, the results for the interim periods are not necessarily indicative of the results for the year. The Company has included its balance sheet as of March 31, 2006 to assist in viewing the Company on a full-year basis. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair statement of the interim financial statements. In the opinion of management, all such adjustments are of a normal and recurring nature. On January 1, 2007 the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, (FIN 48)Accounting for Uncertainty in Income Taxes. For further discussion on the adoption of FIN 48 see note 11, Income Taxes.

Certain reclassifications have been made to prior year amounts to conform to our current year presentation.

(2)	STOCK-BASED COMPENSATION

On January 1, 2006 the Company adopted SFAS No. 123(R), “Share-Based Payment” requiring the recognition of compensation expense in the consolidated statement of operations related to the fair value of its employee share-based options.

The Company determines fair value of such awards using the Black-Scholes options pricing model with the following weighted-average assumptions:

	2007	2006
Average fair value of options granted	$7.87	$8.99
Risk free interest rate	4.6%	4.6%
Dividend yield	—	—
Average expected life	4.5 yrs.	6.0 yrs.
Expected stock price volatility	38.0%	44.4%
Expected volatilities were based on a blend of historical and implied volatilities of the Company’s common stock; the expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns; and the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.
The Company has two stock option plans under which the company may grant up to 3,500,000 shares of common stock. Stock options granted under these plans vest ratably over a period from one to three years and expire from seven to ten years from the date of grant.

The following tables summarize information about the stock option activity for the first quarter and options outstanding as of March 31, 2007.

	Three months ended
	March 31,
	2007	2006
	(in thousands except per share
	data and # of months)
Stock-based compensation expense	$981	$699
Effect on net income	710	441
Effect on earnings per share	.03	.02
Market value in excess of grant price for options exercised	235	449
Intrinsic value of options outstanding	3,101	6,160
Unrecognized compensation cost	4,929	2,683
Months over which compensation costs will be recognized	35	29
Shares available for future grant	163	642
Activity in the Company’s stock option plans for the first quarter of 2007 and 2006 was as follows:

	2007		2006
		Weighted Average		Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding at beginning of period	1,367,678	$19.50	1,485,067	$16.87
Activity:
Granted	277,400	20.37	—	—
Forfeited	(36,733)	24.26	(4,529)	21.54
Exercised	(16,868)	7.32	(40,185)	5.18

Outstanding at end of period	1,591,477	$19.67	1,440,353	$17.28

The following table summarizes information about stock options outstanding at March 31, 2007.

		Stock Options Outstanding		Stock Options Exercisable
		Weighted
Range of		Average Remaining	Weighted Average		Weighted Average
Exercise Prices	Shares	Life (Years)	Exercise Price	Shares	Exercise Price
2.88 – 4.50	98,306	2.3	3.69	98,306	3.69
7.69 – 8.32	67,886	3.6	8.16	67,886	8.16
16.38 – 18.32	297,000	9.3	17.57	0	0
19.11 – 21.95	690,460	6.7	20.40	325,580	20.11
23.51 – 27.15	437,825	7.3	25.34	322,993	26.03

	1,591,477	6.9	19.67	814,764	19.48

(3)	MANAGEMENT ESTIMATES

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of expenses during the reported period and the disclosure of contingent assets and liabilities in our financial statements and accompanying notes. Significant estimates made as of and for the three month periods ended March 31, 2007 and 2006 include provisions for shrinkage, capitalized buying, warehousing and distribution costs related to inventory, and markdowns of merchandise inventories. Actual results could differ materially from those estimates.

(4)	COSTS RELATED TO CHANGE IN MANAGEMENT

The Company incurred costs of $290,000 and $216,000 for the three month periods ended March 31, 2007 and 2006, respectively, related to the change in management. These costs include severance costs for departing officers and employees as well as recruiting costs of new officers.

(5)	MARKETABLE SECURITIES

Marketable securities represent investments in fixed financial instruments, are classified as held-to-maturity and recorded at amortized cost. Securities with maturities in excess of 12 months are classified as long-term.

(6)	INVENTORIES

Inventories, which consist of general consumer merchandise held for sale, are stated at the lower of cost or market. The cost of store inventories is determined by the retail inventory method. Warehouse inventories are stated at cost determined on a first-in, first-out basis. The Company includes as inventoriable costs certain indirect costs, such as purchasing and receiving costs, inbound freight, duties related to import purchases, internal transfer costs and warehousing costs. The Company records vendor monies which support its advertising programs as a reduction in the cost of inventory. Vendor monies are recognized as a reduction of cost of goods sold when the inventory is sold.

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

(8)	INSURANCE LIABILITIES

We use a combination of third-party insurance and/or self-insurance for certain risks, including workers’ compensation, medical, dental, automobile and general liability claims. The Company’s insurance liabilities are a component of “Accrued expenses” in the Company’s consolidated balance sheets, and represent an estimate of the ultimate cost of uninsured claims incurred as of the balance sheet date.

(9)	FINANCING AGREEMENT

The Company maintains two mortgage agreements with Wachovia related to its distribution center and corporate offices, of which $23.6 and $26.1 million was outstanding at March 31, 2007 and 2006, respectively. The mortgages are secured by land, building, and equipment. Of the original $30.0 million in mortgages, $22.5 million ($18.8 million at March 31, 2007) is repayable over 15 years and $7.5 million ($4.8 million at March 31, 2007) is repayable over seven years. Fixed monthly payments are $214,000. As of November 2006, the Company effectively converted these mortgages from a variable interest rate to fixed interest rates of 5.77% on the 15-year mortgage and 5.72% on the seven-year mortgage through the use of an interest rate swap.

In March 2007, the Company amended these two mortgages to modify certain covenants. The mortgages, as amended, contain covenants that, among other things, restrict the Company’s ability to incur additional indebtedness or guarantee obligations in excess of $18.0 million, engage in mergers or consolidations, dispose of assets, make acquisitions requiring a cash outlay in excess of $20.0 million, make loans or advances in excess of $1.0 million, permit liens relating to capitalized lease obligations or purchase money financing in excess of $2.0 million, or change the nature of its business. The Company is restricted in capital expenditures unless certain financial covenants are maintained including those relating to tangible net worth and funded debt. The mortgages also define various events of default, including cross default provisions, defaults for any material judgments or a change in control. At March 31, 2007, the Company was in compliance with these covenants.

In March 2007, the Company extended its line of credit agreement with Wachovia from May 31, 2007 to May 31, 2008. Borrowing under this line bears interest at LIBOR plus 65 basis points and is subject to the same covenants as the mortgages described above. As of March 31, 2007, there were no borrowings outstanding under this agreement.

(10)	REVENUE RECOGNITION

The Company recognizes revenue at the time of sale of merchandise to its customers, with the exception of custom frames which are recognized at the time of delivery. The value of point of sale coupons, which have a very limited life, and other discounts that result in a reduction of the price paid by the customer are recorded as a reduction of sales. Sales returns, which are reserved for based on historical experience, are provided for in the period that the related sales are recorded. Proceeds from the sale of gift cards are recorded as gift card liability and recognized as revenue when redeemed by the holder. If a gift card remains unredeemed for a period after which the likelihood of redemption by the customer is remote, the Company will recognize the remaining balance on the card as a reduction of selling, general and administrative expenses.

(11)	INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Income Taxes (FIN 48), on January 1, 2007. As a result of adoption, the Company recognized an increase of $608,000 in a reserve for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings. Including the cumulative effect increase on January 1, 2007, the Company had $1,061,000 of unrecognized tax benefits, all of which would affect the effective tax rate if recognized. The Company’s reserve for uncertain tax positions is included as a long term liability under the caption “Deferred and other tax liabilities” on the consolidated balance sheet. Included in these unrecognized benefits are approximately $188,000 of accrued interest and $164,000 of penalties. Effective with the adoption of FIN 48 the Company will record interest as a component of interest expense and penalties as a component of income tax expense. Prior to the adoption of FIN 48, interest accrued on unrecognized tax benefits was recorded as a component of income tax expense.

The Company is subject to U.S. Federal income tax as well as income tax of multiple state jurisdictions. The Company has substantially concluded all material tax matters in jurisdictions where it files returns for years through 2003.

The Company is currently under audit by the Internal Revenue Service for the 2004 and 2005 tax years. It is likely that the examination phase of this audit will conclude in 2007 however the final outcome is not yet determinable.

The Company’s effective tax provision rate for the first quarter of 2007 was 37.3% as compared to 39.9% in the first quarter of 2006. This decrease is primarily attributable to an increase in tax free interest income and a reduction in compensation expense from incentive stock options.

(12)	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended
	March 31,
	2007	2006
	(in thousands except
	per share data)
Net income	$572	$250

Weighted average shares:
Basic	20,180	19,838

Incremental shares from assumed exercise of stock options	99	232

Diluted	20,279	20,070

Basic net income per share	$0.03	$0.01

Diluted net income per share	$0.03	$0.01
Stock options excluded from calculation because exercise price was greater than market price at reporting date	624	977

(13)	COMMITMENTS AND CONTINGENCIES

On April 4, 2003, Kathleen Stahl, a former store merchandiser for the Company, filed a civil action against the Company in the Superior Court of New Jersey, Burlington County – Law Division for alleged retaliatory harassment and constructive discharge under the New Jersey Conscientious Employee Protection Act. On October 30, 2006, a jury returned a verdict in the favor of the plaintiff for $19,600 in lost wages, $1.8 million for emotional distress and $1.5 million in punitive damages. The Company is disappointed with the jury’s verdict and believes it is not supported by the evidence. A non-binding mediation is currently scheduled for June 12, 2007.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
The following discussion and analysis contains certain forward-looking statements. These forward-looking statements do not constitute historical facts and involve risks and uncertainties. Actual results could differ materially from those referred to in the forward-looking statements due to a number of factors, including, but not limited to, the following: our ability to implement our business and operating initiatives to improve profitability, customer demand and trends in the arts and crafts industry, inventory risks, the effect of economic conditions and gasoline prices, the impact of unfavorable weather conditions, the impact of competitors’ locations, pricing or business, the availability of acceptable real estate locations for new stores, difficulties with respect to new system technologies, difficulties in implementing measures to reduce costs and expenses and improve margins, supply constraints or difficulties, the effectiveness of and changes to advertising strategies, the costs associated with a change in management, difficulties in determining the outcome and impact of litigation, the impact of the threat of terrorist attacks and war, our ability to maintain an effective system of internal control over financial reporting and other risks as detailed in our Securities and Exchange Commission filings. For additional information concerning factors that could cause actual results to differ materially from the information contained herein, reference is made to the information under Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission (the “SEC”).
We are a specialty retailer offering a vast selection of arts, crafts and floral merchandise to a broad demographic of consumers. We have grown from 17 stores in January 1997 to 123 stores as of March 31, 2007. Our stores are located in the eastern United States from Maine to Florida.
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
Recent Developments and Business Update
     We expect that 2007 will be a year of transition as our new management team is focused on reviewing and adjusting various aspects of our business and operations to position ourselves for improved performance. New management’s primary business and operating initiatives are discussed below.
Selling, general and administrative expense reduction
     We are aggressively reviewing all facets of our business for opportunities to reduce expenses. The following are our major expense reduction initiatives:

•	Store payroll costs. We introduced a new general manager compensation plan based on pay-for-performance beginning in January 2007. Bonuses earned in one year are no longer rolled into base salary for the coming year. Store staffing models, including an appropriate mix of full- and part-time team members, tested in the second half of 2006, began to be implemented in the first quarter of 2007 and improved our results of operations through payroll savings.

•	Advertising spending. We are in the process of evaluating the reach, frequency and timing of our advertisements. During the first quarter of 2007, we entered into an arrangement with a newspaper placement agency to assist with rate reductions and circulation analysis on a market by market basis. This review will continue throughout the next two quarters.

•	Real estate site location strategy. We believe that our selling, general and administrative expenses may be significantly reduced if we increase store openings in existing markets in order to leverage advertising costs. In the future, we intend to increase store density in existing markets. In addition, previously we entered new markets opening only a single store. When we enter new markets in the future, as appropriate, we intend to open more than one store at the same time we enter that market.
Improved information technology
We are committed to enhancing our information technology to increase operating efficiencies, improve merchandise selection and better serve our customers. During the first quarter of 2007, we began to upgrade the scanner gun technology in our stores. We expect to complete this rollout next quarter which we believe will improve store inventory procedures and reduce repair and maintenance expenses. We are currently investigating the development of both a perpetual inventory and an automated replenishment system, which we anticipate will be implemented in 2007 and 2008, respectively.
Globally sourced and private label products
We are increasing the global sourcing of products. We anticipate that products imported directly through an arrangement with a global sourcing supplier will be sold in our stores beginning in the second half of 2007. We expect that the number of products globally sourced will substantially increase in the future. We also intend to begin selling private-label products bearing our Company name and logo in the second half of 2007. We believe that increased global sourcing and sale of private label products will result in substantial margin improvement.
Centrally directed operations
We are committed to increasing the level of standardization in operations and centrally directed management practices. This initiative includes, standardizing the presentation in our stores, managing store classroom programs from our corporate office and making our advertising strategy consistent across markets. We believe that increased centrally directed management will improve our operating efficiencies.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales and the number of stores open at the end of each such period:

	Three months ended
	March 31,
	2007	2006
Net sales	100.0%	100.0%
Cost of sales	58.9	60.0

Gross margin	41.1	40.0
Selling, general and administrative expenses	40.2	39.0
Costs related to change in Management	0.2	0.2
Store pre-opening expenses	0.2	0.5

Income from operations	0.5	0.3
Net interest (income) expense	(0.2)	0.0

Income before income taxes	0.7	0.3
Provision for income taxes	0.3	0.2

Net income	0.4%	0.1%

Number of stores open at end of period	123	113
Three Months Ended March 31, 2007 Compared To Three Months Ended March 31, 2006
Net Sales. Net sales increased $2.5 million, or 1.9%, to $135.4 million in the three months ended March 31, 2007 from $132.9 million in the comparable 2006 period. This increase is comprised of (i) net sales of $9.3 million from stores not included in the comparable store base, (ii) a comparable store sales decrease of $6.4 million, or 4.9%, and (iii) net sales of $0.4 million from stores closed since the comparable period of last year. For the three months ended March 31, 2007, merchandise categories that exhibited strength included cake and candy making, seasonal and scrapbooking. While yarn continued to have a negative effect on overall sales, comparable sales declines in certain other departments were offset by increased gross margins.
Gross Margin. Gross margin is net sales minus the cost of merchandise which includes purchasing and receiving costs, inbound freight, duties related to import purchases, internal transfer costs and warehousing costs. Gross margin as a percent of net sales was 41.1% for the three month period ended March 31, 2007, and 40.0% for the three months ended March 31, 2006. The mix of merchandise sold increased margins by 1.1%, which was effected by price elasticity studies and more favorable vendor pricing.
Selling, General and Administrative Expenses. Selling, general and administrative expenses include (a) direct store level expenses, including rent and related operating costs, payroll, advertising, depreciation and other direct costs, and (b) corporate level costs not directly associated with or allocable to cost of sales including executive salaries, accounting and finance, corporate information systems, office facilities, stock-based compensation and other corporate expenses.
Selling, general and administrative expenses, as a percent of sales, increased 1.2% in the three months ended March 31, 2007 to 40.2% from 39.0% in the three months ended March 31, 2006. Consulting studies performed during the quarter represented a 0.3% increase, stock-based compensation represented a 0.2% increase. The increased cost of advertising for new stores located outside of existing markets represented a 0.2% increase, and the remainder was due to the deleveraging of occupancy costs against the decrease in comparable store sales.

Costs Related to Change in Management. We incurred $290,000 related to changes in management in the three months ended March 31, 2007 as compared to $216,000 in the three months ended March 31, 2006. These costs include severance for departing officers and employees as well as recruiting costs for new officers.
Store Pre-Opening Expenses. We expense store pre-opening expenses as they are incurred which includes lease costs prior to a store opening. Pre-opening expenses for the one store we opened in the first quarter of 2007, and lease costs related to the new stores which we will open later in 2007, amounted to $313,000. In the first quarter of 2006, we incurred store pre-opening expenses of $624,000, related to the four stores opened in that quarter and lease costs related to stores opened later in 2006. We expect pre-opening expenses to increase for the remainder of the year as the majority of our store openings for 2007 will occur in the third and fourth quarters.
Interest Income and Expense. In the first quarter of 2007, we had interest income of $585,000 compared with interest income of $315,000 for the same period in 2006. This increase is attributable to our increase in cash.
Income Taxes. Our effective tax rate for the first quarter of 2007 was 37.3%, as compared to 39.9% for the three months ended March 31, 2006. This decrease is primarily attributable to an increase in tax free interest income and a reduction in compensation expense from incentive stock options.
LIQUIDITY AND CAPITAL RESOURCES
Our cash is used primarily for working capital to support our inventory requirements and fixtures and equipment, pre-opening expenses and beginning inventory for new stores. In recent years, we have financed our operations and new store openings primarily with cash from operations.
At March 31, 2007 and December 31, 2006, our working capital was $157.8 million and $158.8 million, respectively. Cash used in operations was $2.9 million for the three months ended March 31, 2007 versus $10.8 million for the three months ended March 31, 2006. This improvement in operating cash flow was primarily due to an $11.8 million reduction in seasonal inventory growth compared to the same period from last year.
Net cash used in investing activities during the three months ended March 31, 2007 was $5.1 million all of which related to capital expenditures. In 2007, we expect to spend approximately $19.0 million on capital expenditures, which includes $10.0 million for new store openings, and the remainder for remodeling existing stores, upgrading systems in existing stores, warehouse equipment and corporate systems development.
We maintain two mortgage agreements with Wachovia related to our distribution center and corporate offices, of which $23.6 and $26.1 million was outstanding at March 31, 2007 and 2006, respectively. The mortgages are secured by land, building, and equipment. Of the original $30.0 million in mortgages, $22.5 million ($18.8 million at March 31, 2007) is repayable over 15 years and $7.5 million ($4.8 million at March 31, 2007) is repayable over seven years. Fixed monthly payments total $214,000. As of November 2006, we effectively converted these mortgages from a variable interest rate to fixed interest rates of 5.77% on the 15-year mortgage and 5.72% on the seven-year mortgage through the use of an interest rate swap.
In March 2007, we amended these two mortgages to modify certain covenants. The mortgages, as amended, contain covenants that, among other things, restrict our ability to incur additional indebtedness or guarantee obligations in excess of $18.0 million, engage in mergers or consolidations, dispose of assets, make acquisitions requiring a cash outlay in excess of $20.0 million, make loans or advances in excess of $1.0 million, permit liens relating to capitalized lease obligations or purchase money financing in excess of $2.0 million, or change the nature of our business. We are restricted in capital expenditures unless certain financial covenants are maintained including those relating to tangible net worth and funded debt. The mortgages also define various events of default, including cross default provisions, defaults for any material judgments or a change in control. At March 31, 2007, we were in compliance with these covenants.
At December 31, 2006, we had a $35.0 million line of credit agreement with Wachovia, which would have expired on May 31, 2007. In March 2007, we extended our line of credit agreement with Wachovia from May 31, 2007 to May 31, 2008. Borrowings under this line bear interest at LIBOR plus 65 basis points and is subject to the same covenants as the mortgages described above. As of March 31, 2007, there were no borrowings outstanding under this agreement.
We believe the cash generated from operations during the year and available borrowings under the line of credit agreement will be sufficient to finance our working capital and capital expenditure requirements for at least the next 12 months.
CRITICAL ACCOUNTING ESTIMATES
Except as described below, our accounting policies are fully described in Note 1 of our notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from those estimates. Management makes adjustments to its assumptions and judgments when facts and circumstances dictate. The amounts currently estimated by us are subject to change if different assumptions as to the outcome of future events were made. We evaluate our estimates and judgments on an ongoing basis and predicate those estimates and judgments on historical experience and on various other factors that management believes to be reasonable under the circumstances. Management believes the following critical accounting estimates encompass the more significant judgments and estimates used in preparation of our consolidated financial statements:
•	merchandise inventories;

•	impairment of long-lived assets;

•	stock-based compensation under SFAS No. 123(R);

•	income taxes and accounting for uncertain tax positions under FIN 48;

•	legal contingencies; and

•	other estimates.
Other than accounting for uncertain tax positions under FIN 48, which is described below, the foregoing critical accounting estimates are more fully described in our Annual Report on Form 10-K for the year ended December 31, 2006. We believe that there have been no significant changes during the three months ended March 31, 2007 to the items that we disclosed as our critical accounting policies and estimates in our Annual Report Form 10-K for the year ended December 31, 2006, except as described below.

Accounting For Uncertain Tax Positions Under FIN 48
Effective January 1, 2007 we began accounting for uncertain tax positions under the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize and measure the impact of uncertain tax positions on its financial statements. Determining whether an uncertain tax position should be recognized and how to measure the amount of the tax benefit requires significant judgment. As of January 1, 2007 our reserve for uncertain tax positions totaled $1,061,000 and was classified as a long term liability. The company is currently under audit by the Internal Revenue Service for the 2004 and 2005 tax years. It is likely the examination phase of the audit will conclude in 2007; however, the final outcome is not yet determinable. For further discussion of accounting for uncertain tax positions and FIN 48, see note 11 in our notes to consolidated financial statements contained in this Quarterly Report on Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We invest cash balances in excess of operating requirements primarily in money market mutual funds and to a lesser extent in interest-bearing securities with maturities of less than two years. The fair value of our cash and equivalents at March 31, 2007 approximated carrying value. A hypothetical decrease in interest rates of 10% compared to the rates in effect at March 31, 2007 would reduce our interest income $232,000 annually.
We had no borrowings outstanding under our line of credit at March 31, 2007. The interest rates on our mortgages fluctuate with market rates and therefore the value of these financial instruments will not be impacted by a change in interest rates. In November 2006, we entered into an interest rate swap that had the effect of converting our variable mortgages to a fixed rate. As a result, a 10% increase or decrease in interest rates would have no impact on our interest expense as the increase/decrease in interest paid on our mortgages would be offset by a corresponding increase/decrease in the interest received from our swap.
A 10% decrease in interest rates would cause the fair market value of the swap to decrease by $630,000.
ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2007, our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were effective at the reasonable assurance level, to ensure that (i) information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Our management carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Based on this evaluation, our management determined that no change in our internal control over financial reporting occurred during the first quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As previously disclosed, on April 4, 2003, Kathleen Stahl, a former store merchandiser for the Company, filed a civil action against the Company in the Superior Court of New Jersey, Burlington County–Law Division for alleged retaliatory harassment and constructive discharge under the New Jersey Conscientious Employee Protection Act. On October 30, 2006, a jury returned a verdict in the favor of the plaintiff for $19,600 in lost wages, $1.8 million for emotional distress and $1.5 million in punitive damages. The Company is disappointed with the jury’s verdict and believes it is not supported by the evidence. A non-binding mediation in this matter is currently scheduled for June 12, 2007.
The Company is not a party to any other material legal proceedings other than routine litigation incidental to its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, operating results or cash flows of the Company.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2006 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
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

A.C. MOORE ARTS & CRAFTS, INC.
Date: May 8, 2007	By:	/s/ Rick A. Lepley
Rick A. Lepley
Chief Executive Officer (duly authorized officer and executive officer)

Date: May 8, 2007	By:	/s/ Marc Katz
Marc Katz
Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.