Form 10-Q
period 2007-06-30
A.C. Moore Arts & Crafts, Inc.
filed 2007-08-06
CIK 1042809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
FOR THE TRANSITION PERIOD FROM ______________ TO ______________.
Commission File Number: 000-23157
A.C. MOORE ARTS & CRAFTS, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	22-3527763

(State or Other Jurisdiction of Incorporation	(I.R.S. Employer
or Organization)	Identification No.)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Outstanding at July 31, 2007

Common Stock, no par value	20,274,433

A.C. MOORE ARTS & CRAFTS, INC.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(Unaudited)

	June 30,	December 31,	June 30,
	2007	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$54,564	$76,120	$24,716
Inventories	150,881	146,751	176,068
Prepaid expenses and other current assets	7,364	7,653	5,688
Prepaid income taxes	154	—	2,134
Deferred tax asset	3,224	2,636	981

	216,187	233,160	209,587

Non current assets:
Property and equipment, net	95,795	95,268	91,834
Other assets	1,763	1,409	1,390

	$313,745	$329,837	$302,811

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,571	$2,571	$2,571
Trade accounts payable	38,194	48,703	41,002
Accrued payroll and payroll taxes	2,833	3,011	2,480
Accrued expenses	13,119	17,336	9,939
Accrued lease liability	1,313	825	1,143
Income taxes payable	—	1,935	—

	58,030	74,381	57,135

Non current liabilities:
Long-term debt	20,357	21,643	22,929
Deferred tax and other liabilities	6,590	6,605	7,430
Accrued lease liability	18,366	19,430	16,259

	45,313	47,678	46,618

	103,343	122,059	103,753

Shareholders’ Equity:
Preferred stock, no par value, 10,000,000 shares authorized; none issued	—	—	—
Common stock, no par value, 40,000,000 shares authorized; issued and outstanding 20,251,633 shares at June 30, 2007, 20,167,098 at December 31, 2006 and 19,857,896 at June 30, 2006	120,992	118,218	113,451
Accumulated other comprehensive Income	229	—	—
Retained earnings	89,181	89,560	85,607

	210,402	207,778	199,058

	$313,745	$329,837	$302,811

See accompanying notes to financial statements.

A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales	$124,439	$129,815	$259,819	$262,733
Cost of sales (including buying and distribution costs)	72,024	77,023	151,727	156,788

Gross margin	52,415	52,792	108,092	105,945
Selling, general and administrative expenses	52,860	53,185	107,253	105,029
Costs related to change in management	145	1,811	435	2,027
Store pre-opening expenses	177	671	491	1,295

Income (loss) from operations	(767)	(2,875)	(87)	(2,406)
Interest expense	359	390	711	758
Interest (income)	(576)	(317)	(1,161)	(632)

Income (loss) before income taxes	(550)	(2,948)	363	(2,532)
Provision (benefit) for income taxes	(207)	(1,179)	134	(1,013)

Net income (loss)	$(343)	$(1,769)	$229	$(1,519)

Basic net income (loss) per share	$(0.02)	$(0.09)	$0.01	$(0.08)

Diluted net income (loss) per share	$(0.02)	$(0.09)	$0.01	$(0.08)

See accompanying notes to financial statements.

A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six months ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$229	$(1,519)

Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation and amortization	6,920	5,850
Stock based compensation	1,432	1,734
Benefit of deferred income taxes, net	(1,345)	(857)
Changes in assets and liabilities:
Inventories	(4,130)	(23,422)
Prepaid expenses and other current assets	289	(922)
Accounts payable, accrued payroll, payroll taxes and accrued expenses	(14,904)	(6,996)
Income taxes payable	(2,089)	(1,679)
Accrued lease liability	(576)	75
Other	9	17

Net cash (used in) operating activities	(14,165)	(27,719)

Cash flows from investing activities:
Capital expenditures	(7,447)	(9,586)
Proceeds from maturation of marketable securities	—	5,224

Cash flows (used in) investing activities	(7,447)	(4,362)

Cash flows from financing activities:
Exercise of stock options	1,056	216
Tax benefit of stock based compensation	286	119
Repayment of long-term debt	(1,286)	(1,286)

Net cash provided by (used in) financing activities	56	(951)

Net (decrease) in cash and cash equivalents	(21,556)	(33,032)

Cash and cash equivalents at beginning of period	76,120	57,748

Cash and cash equivalents at end of period	$54,564	$24,716

See accompanying notes to financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1) Basis of Presentation
The consolidated financial statements included herein include the accounts of A.C. Moore Arts & Crafts, Inc. and its wholly owned subsidiaries (collectively the “Company”). The Company is a chain of 124 retail stores selling arts and crafts merchandise. The stores are located throughout the eastern United States from Maine to Florida.
The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported period and related disclosures. Significant estimates made as of and for the three and six month periods ended June 30, 2007 and 2006 include provisions for shrinkage, capitalized buying, warehousing and distribution costs related to inventory, and markdowns of merchandise inventories. Actual results could differ materially from those estimates.
These financial statements have been prepared by management without audit and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Due to the seasonality of the Company’s business, the results for the interim periods are not necessarily indicative of the results for the year. The Company has included its balance sheet as of June 30, 2006 to assist in viewing the Company on a full-year basis. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair statement of the interim financial statements. In the opinion of management, all such adjustments are of a normal and recurring nature. On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) No. 48 (“FIN 48”) “Accounting for uncertainty in Income Taxes.” For further discussion on the adoption of FIN 48, see note 11, Income Taxes.
(2) Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. It does not expand the use of fair value measurement. This statement is effective for financial statements issued in 2008. We are currently assessing the impact to our Consolidated Financial Statements.
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, (“SFAS159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. SFAS 159 is effective for the Company beginning in 2008. The Company is currently assessing the impact SFAS 159 will have on its consolidated financial statements.

(3) Stock-based Compensation
At the Annual Meeting of Shareholders held on June 7, 2007, the Company’s Shareholders approved the A.C. Moore, Inc. 2007 Stock Incentive Plan (“The 2007 Stock Incentive Plan”). Awards issued under the 2007 Stock Incentive Plan may take the form of stock options, stock appreciation rights, restricted stock awards, performance awards or stock units.
The 2007 Stock Incentive Plan will effectively replace the Company’s existing stock option plans, which include the 1997 Employee, Director and Consultant Stock Option Plan and the 2002 Stock Option Plan, and no further grants or awards will be made under those existing plans. The aggregate number of the shares of Common Stock subject to award under the 2007 Stock Incentive Plan is 1,000,000 shares. This share reserve will be increased by the number of options outstanding under the existing plans that are not exercised due to expiration or forfeiture. The following table summarizes awards issued under the 2007 Stock Incentive Plan since its approval by Shareholders on June 7, 2007:

	Shares	Weighted Average Market Price
Restricted Stock Awards	60,045	$21.84
Stock Options	1,800	$21.99
On January 1, 2006 the Company adopted SFAS No. 123(R), “Share-Based Payment” requiring the recognition of compensation expense in the Consolidated Statement of Income related to the fair value of its employee share-based options. The Company determines fair value of such awards using the Black-Scholes options pricing model with the following weighted-average assumptions:

	2007	2006
Average fair value of options granted	$7.92	$8.90
Risk free interest rate	4.6%	5.0%
Dividend yield	—	—
Average expected life	4.5 yrs.	6.0 yrs.
Expected stock price volatility	38.0%	44.4%
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
The following tables summarize information about the stock award and stock option activity for the six month periods ended June 30, 2007 and 2006, and options outstanding as of June 30, 2007. The $1,432,000 of stock-based compensation expense recorded in the six months ended June 30, 2007 includes a $209,000 benefit from forfeited options that was included as a reduction in cost related to a change in management. The $1,734,000 of expense in 2006 includes $150,000 of expense that was included in costs related to a change in management.

	Six months ended
	June 30,
	2007	2006
	(in thousands except per share
	data and # of months)
Stock-based compensation expense	$1,432	$1,734
Effect on net income	1,022	1,443
Effect on earnings per share	.05	.07
Market value in excess of grant price for options exercised	492	460
Intrinsic value of options outstanding	2,215	5,200
Unrecognized compensation cost	$5,103	$3,900
Months over which compensation costs will be recognized	47	26
Shares available for future grant	1,017	487
Activity in the Company’s stock option plans for the first six months of 2007 and 2006 was as follows:

	2007		2006
		Weighted		Weighted
		Average		Average
	Options	Exercise Price	Options	Exercise Price
Outstanding at beginning of period	1,367,678	$19.50	1,485,067	$16.87
Activity:
Granted	306,400	20.52	160,000	17.74
Forfeited	120,211	22.50	10,348	22.72
Exercised	84,535	12.93	41,122	5.21

Outstanding at end of period	1,469,332	$19.82	1,593,597	$17.31

The following table summarizes information about stock options outstanding at June 30, 2007

		Stock Options Outstanding		Stock Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise Prices	Shares	Life (Years)	Exercise Price	Shares	Exercise Price
2.88 – 4.50	78,539	2.6	3.50	78,539	3.50
4.50 – 8.50	66,686	3.3	8.16	66,686	8.16
8.51 – 18.50	297,000	9.0	17.57	53,333	17.74
18.51 – 22.00	598,365	6.5	20.46	282,045	20.21
22.01 – 27.15	428,742	7.0	25.31	316,176	26.05

	1,469,332	6.8	19.82	796,779	19.70

(4) Shareholders Equity
During the first six months of 2007, shareholders equity changed as follows:

			Accumulated
			Other		Total	Other
		Common	Comprehensive	Retained	Shareholders	Comprehensive
	Shares	Stock	Income	Earnings	Equity	Income
Balance, Dec. 31, 2006	20,167,098	$118,218	—	$89,560	$207,778
Net Income	—	—	—	$229	229	$229

Exercise of Stock Options	84,535	1,056	—	—	1,056
Tax Benefit from Exercise of Stock Options	—	286	—	—	286	—
Stock-based Compensation Expense	—	1,432	—	—	1,432	—
Change in Accounting Principle (Note 11)	—	—		(608)	(608)	—
Unrealized Gains, Net of Taxes of ($134), (Note 9)	—	—	$229	—	229	$229

Other Comprehensive Income						$458

Balance, June 30, 2007	20,251,633	$120,992	$229	$89,181	$210,402

(5) Costs Related to Change in Management
On June 1, 2006 the Company appointed a new Chief Executive Officer to replace the previous Chief Executive Officer who retired on that same date. Since that time there has been various other management changes. For the three and six month periods ended June 30, 2007 the Company incurred management change costs of $145,000 and $435,000 respectively. For the three and six month periods ended June 30, 2006 management change costs were $1.8 million and $2.0 million, respectively. These costs related to severance for departing officers and employees as well as recruiting costs for new Officers. We do not expect additional management change costs in 2007.
(6) Inventories
Inventories, which consist of general consumer merchandise held for sale, are stated at the lower of cost or market. The cost of store inventories is determined by the retail inventory method. Warehouse inventories are stated at cost determined on a first-in, first-out basis. The Company includes as inventorial costs certain indirect costs, such as purchasing and receiving costs, inbound freight, duties related to import purchases, internal transfer costs and warehousing costs. The Company records vendor monies which support its advertising programs as a reduction in the cost of inventory, and are recognized as a reduction of cost of goods sold when the inventory is sold.
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

(8) Insurance Liabilities
The Company uses a combination of third-party insurance and/or self-insurance for certain risks, including workers’ compensation, medical, dental, automobile and general liability claims. The Company’s insurance liabilities are a component of “Accrued expenses” in the Company’s consolidated balance sheets, and represent an estimate of the ultimate cost of uninsured claims incurred as of the balance sheet date.
(9) Financing Agreement
The Company maintains two mortgage agreements related to its distribution center and corporate offices, of which $22.9 and $25.5 million was outstanding at June 30, 2007 and 2006, respectively. The mortgages are secured by land, building, and equipment. Fixed monthly payments are $214,000. As of November 2006, the Company effectively converted these mortgages from a variable interest rate to fixed interest rates of 5.77% on the 15-year mortgage and 5.72% on the seven-year mortgage through the use of an interest rate swap. At June 30, 2007 the estimated fair value of this interest rate swap was $363,000. This amount is included in the Consolidated Balance Sheet as a component of Other Assets and, as a component of Accumulated Other Comprehensive Income, net of tax, in the Shareholders Equity section.
In March 2007, the Company amended these two mortgages to modify certain covenants. The mortgages, as amended, contain covenants that, among other things, restrict the Company’s ability to incur additional indebtedness or guarantee obligations in excess of $18.0 million, engage in mergers or consolidations, dispose of assets, make acquisitions requiring a cash outlay in excess of $20.0 million, make loans or advances in excess of $1.0 million, permit liens relating to capitalized lease obligations or purchase money financing in excess of $2.0 million, or change the nature of its business. The Company is restricted in capital expenditures unless certain financial covenants are maintained including those relating to tangible net worth and funded debt. The mortgages also define various events of default, including cross default provisions, defaults for any material judgments or a change in control. At June 30, 2007, the Company was in compliance with these covenants.
In March 2007, the Company extended its line of credit agreement from May 31, 2007 to May 31, 2008. Borrowing under this line bears interest at LIBOR plus 65 basis points and is subject to the same covenants as the mortgages described above. As of June 30, 2007, there were no borrowings outstanding under this agreement.
(10) Revenue Recognition
The Company recognizes revenue at the time of sale of merchandise to its customers, or if the merchandise is custom framing, at the time of delivery of the finished product. The value of point of sale coupons, which have a very limited life, and other discounts that result in a reduction of the price paid by the customer are recorded as a reduction of sales. Sales returns, which are reserved for based on historical experience, are provided for in the period that the related sales are recorded. Proceeds from the sale of gift cards are recorded as gift card liability and recognized as revenue when redeemed by the holder. If a card remains unredeemed for a period after which the likelihood of redemption by the Customer is remote, the Company will recognize the remaining balance on the card as a reduction of selling, general and administrative expenses.
(11) Income Taxes
The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Income Taxes (FIN 48), on January 1, 2007. As a result of adoption, the Company recognized an increase of $608,000 in a reserve for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings. Including the cumulative effect increase on January 1, 2007, the Company has $1,061,000 of unrecognized tax benefits, all of which would affect the effective tax rate if recognized. The Company’s reserve for uncertain tax positions is included as a long term liability under the caption “Deferred tax and other liabilities” on the consolidated balance sheet. Included in these unrecognized benefits are approximately $188,000 of accrued interest and $164,000 of penalties. Effective with the adoption of FIN 48 the Company will record interest as a component of interest expense and penalties as a component of income tax expense. Prior to the adoption of FIN 48, interest accrued on unrecognized tax benefits was recorded as a component of income tax expense. Changes in the reserves for taxes, interest and penalties during the first six months of 2007 were not significant.
The Company is subject to U.S. Federal income tax as well as income tax of multiple state jurisdictions. The Company has substantially concluded all material tax matters in jurisdictions where it files returns for years through 2003.
The Company is currently under audit by the Internal Revenue Service for the 2004 and 2005 tax years. It is likely that the examination phase of this audit will not conclude until the first half of 2008 and the final outcome is not yet determinable.
The Company’s effective tax rate for the first six months of 2007 was 36.9% as compared to 40.0% in the first six months of 2006. This decrease is primarily attributable to an increase in tax free interest income and a reduction in compensation expense from incentive stock options.
(12) Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands, except per share data)
Net Income (loss)	$(343)	$(1,769)	$229	$(1,519)

Weighted average shares:
Basic	20,229	19,857	20,207	19,847
Incremental shares from assumed exercise of stock options	—	—	131	—

Diluted	20,229	19,857	20,338	19,847

Basic net income (loss) per share	$(0.02)	$(0.09)	$0.01	$(0.08)

Diluted net income (loss) per share	$(0.02)	$(0.09)	$0.01	$(0.08)

Stock options excluded from calculation because exercise price was greater than average market price	606	1,132	606	1,132

Potentially dilutive shares excluded from calculation as the result would be anti-dilutive	863	462	470	462

(13) Commitments and Contingencies
On July 23, 2007 the Company entered into a Confidential Settlement Agreement with a former employee to resolve claims made against the Company pursuant to a civil action.
As previously disclosed, on April 4, 2003, a civil action was filed against the Company in the Superior Court of New Jersey. Burlington County – Law Division by Kathleen Stahl, a former store merchandiser for the Company, for alleged retaliatory harassment and constructive discharge under the New Jersey conscientious Employee Protection Act. On October 30, 2006, a jury returned a verdict in the favor of the plaintiff for $19,600 in lost wages, $1.8 million for emotional distress and $1.5 million in punitive damages. The Confidential Settlement Agreement absolutely released the company, its successors, and related parties for any matter arising out of the subject matter of the civil action in exchange for a total settlement amount of $850,000, which will have a net after tax cost of $530,000. The Company recorded this $850,000 settlement during the second quarter as a component of selling, general and administrative expenses. The settlement amount is inclusive of all of the plaintiff’s attorney’s fees and all interest owing to and taxes owing by the plaintiff and concludes nearly five years of dispute and litigation. The civil action was dismissed with prejudice and without costs pursuant to a stipulation of dismissal.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
The following discussion and analysis contains certain forward-looking statements. These forward-looking statements do not constitute historical facts and involve risks and uncertainties. Actual results could differ materially from those referred to in the forward-looking statements due to a number of factors, including, but not limited to, the following: our ability to implement our business and operating initiatives to improve profitability, customer demand and trends in the arts and crafts industry, inventory risks, the effect of economic conditions and gasoline prices, the impact of unfavorable weather conditions, the impact of competitors’ locations or pricing, the availability of acceptable real estate locations for new stores, difficulties with respect to new system technologies, difficulties in implementing measures to reduce costs and expenses, improve margin and increase profitability, supply constraints or difficulties, the effectiveness of and changes to advertising strategies, the costs associated with a change in management, difficulties in determining the outcome and impact of litigation, the impact of the threat of terrorist attacks and war, our ability to maintain an effective system of internal control over financial reporting and other risks as detailed in our Securities and Exchange Commission filings. For additional information concerning factors that could cause actual results to differ materially from the information contained herein, reference is made to the information under Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission (the “SEC”).
We are a specialty retailer offering a vast selection of arts, crafts and floral merchandise to a broad demographic of consumers. We have grown from 17 stores in January 1997 to 124 stores as of June 30, 2007. Our stores are located in the eastern United States from Maine to Florida.
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
Recent Developments and Business Update
For the quarter, the Company’s comparable store sales decreased by 10.0% while gross margins improved by 140 basis points compared to last year. The decline in comparable store sales was an expected result of the implementation of management’s primary business and operating initiatives that are discussed in more detail below. We believe that the Company had reached a point of diminishing returns for many of the costs being incurred to increase sales, which included advertising and store payroll. Changes made to our store staffing and advertising programs coupled with major product resets which took longer to execute than we anticipated, all had an adverse effect on comparable store sales. In addition, lower inventory levels caused an increase in out of stock merchandise which also had a negative impact on sales. We expect improvements in the execution of our operating initiatives that will lessen the impact on comparable store sales in the coming quarters.
The increase in gross margin was achieved through a combination of a shift in product mix, vendor cost leveraging and retail price adjustments. We would expect these factors to continue to have a positive impact on gross margin for the remainder of 2007. However, competitive pressure or weakness in the retail environment could cause us to be more promotional than expected, which would have a negative impact on margins.
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
•	Store payroll costs. We introduced a new general manager compensation plan based on pay-for-performance beginning in January 2007. Bonuses earned in one year are no longer rolled into base salary for the coming year. Store staffing models, including an appropriate mix of full- and part-time team members, tested in the second half of 2006, were implemented toward the end of the first quarter of 2007 and continue to improve our results of operations through payroll savings.

•	Advertising spending. We have substantially completed the process of evaluating the reach, frequency and timing of our advertisements. During the first quarter of 2007, we entered into an arrangement with a newspaper placement agency to assist with rate reductions and circulation analysis on a market by market basis. This analysis is now substantially complete and we are in the process of implementing the recommendations.

•	Real estate site location strategy. We believe that our selling, general and administrative expenses may be reduced if we increase store openings in existing markets in order to leverage advertising costs. In the future, we intend to increase store density in existing markets. In addition, previously we entered new markets opening only a single store. When we enter new markets in the future, as appropriate, we intend to open more than one store at the time we enter that market.
Improved information technology
We are committed to enhancing our information technology to increase operating efficiencies, improve merchandise selection and better serve our customers. During the second quarter of 2007, we completed the upgrade of scanner gun technology in our stores. We believe this upgrade will improve store inventory procedures and reduce repair and maintenance expenses. During the second quarter of 2007, we began to pilot perpetual inventory in two stores for select SKU’s. This pilot will expand to twelve stores during the 3rd and 4th quarters culminating into a full store roll out as we complete SKU level inventories in January 2008. In addition, we entered into an agreement with Oracle Retail to purchase their Merchandising System Suite which will include automated replenishment which we anticipate will be implemented in 2008.

Globally sourced and private label products
We are increasing the global sourcing of products. We anticipate that products imported directly through an arrangement with a global sourcing supplier will be sold in our stores beginning in the second half of 2007. We expect that the number of products globally sourced will substantially increase in the future. We also intend to begin selling private-label products bearing our Company name and logo in the second half of 2007. We believe that increased global sourcing and sale of private label products will result in gross margin improvement.
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
Results of Operations
The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales and the number of stores open at the end of each such period:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	57.9	59.3	58.4	59.7

Gross margin	42.1	40.7	41.6	40.3
Selling, general and administrative expenses	42.5	41.0	41.3	40.0
Costs related to change in management	0.1	1.4	0.1	0.7
Store pre-opening expenses	0.1	0.5	0.2	0.5

Income (loss) from operations	(0.6)	(2.2)	0.0	(0.9)
Net interest expense	(0.2)	0.1	(0.1)	0.1

Income (loss) before income taxes	(0.4)	(2.3)	0.1	(1.0)
Provision (benefit) for income taxes	(0.1)	(0.9)	0.0	(0.4)

Net income (loss)	(0.3)%	(1.4)%	0.1%	(0.6)%

Number of stores open at end of period	124	114
Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
Net Sales. Net sales decreased $5.4 million or 4.1% to $124.4 million in the three months ended June 30, 2007 from $129.8 million in the comparable 2006 period. This decrease is comprised of (i) net sales of $7.8 million from stores not included in the comparable store base, (ii) a comparable store sales decrease of $12.8 million or 10.0% and (iii) net sales of $0.4 million from stores closed since the comparable period last year. As previously stated, our focus on store profitability has negatively impacted comparable store sales. Specifically, the process of evaluating the reach, frequency and timing of our advertisements, adjusting store inventory and payroll to align with sales volume and the execution of major resets in memories and picture frames all had an impact on comparable store sales.
Merchandise categories that performed below the Company average on a comparable store basis included picture frames, clothing, yarn, jewelry and kids crafts. Categories that performed better than average included memories, custom framing, cake and candy making and wood.
Gross Margin. Gross margin is net sales minus the cost of merchandise which includes purchasing and receiving costs, inbound freight, duties related to import purchases, internal transfer costs and warehousing costs. Gross margin as a percent of net sales was 42.1% for the three months ended June 30, 2007, and 40.7% for the three months ended June 30, 2006. This 140 basis point improvement in gross margin is attributable to the mix of merchandise sold which was positively impacted by retail price adjustments resulting from price elasticity studies and more favorable vendor pricing.
Selling, General and Administrative Expenses. Selling, general and administrative expenses include (a) direct store level expenses, including rent and related operating costs, payroll, advertising, depreciation and other direct costs, and (b) corporate level costs not directly associated with or allocable to cost of sales, including executive salaries, accounting and finance, corporate information systems, office facilities, stock based compensation and other corporate expenses.
Selling, general and administrative expenses, as a percent of sales, increased 1.5% in the three months ended June 30, 2007 to 42.5% from 41.0% in the three months ended June 30, 2006. Costs related to a one time legal settlement represent 0.7% of this increase and an increase in professional fees represent 0.2%. The balance of the increase is the result of deleveraging of store occupancy costs against a decline in comparable store sales partially offset by a reduction in store payroll as a percent of sales.
Costs Related to Change in Management. On June 1, 2006 the Company appointed a new Chief Executive Officer to replace the previous Chief Executive Officer who retired on that same date. Since that time there have been various other management changes. For the three months ended June 30, 2007 and 2006 respectively, the Company incurred costs of $145,000 and $1.8 million related to severance costs for departing officers and employees as well as recruiting costs for new officers. We do not expect additional management change costs in 2007.
Store Pre-Opening Expenses. We expense store pre-opening expenses as they are incurred which includes lease costs prior to a store opening. Pre-opening expenses for the one store we opened in the second quarter of 2007, and lease costs related to the new stores which we will open later in 2007, amounted to $177,000. In the second quarter of 2006, we incurred store pre-opening expenses of $671,000, related to one store opened in that quarter and lease costs related to stores opened later in 2006. We expect pre-opening expenses to increase for the remainder of the year as the majority of our store openings for 2007 will occur in the third and fourth quarters.
Interest Income and Expense. In the second quarter of 2007, we had interest income of $576,000 compared with interest income of $317,000 for the same period in 2006. This increase is attributable to our increase in cash.

Income Taxes. Our effective tax rate for the second quarter of 2007 was 37.6%, as compared to 40.0% for the three months ended June 30, 2006. This decrease is primarily attributable to an increase in tax free interest income and a reduction in compensation expense from incentive stock options.
Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006.
Net Sales. Net sales decreased $2.9 million or 1.1% to $259.8 million in the six months ended June 30, 2007 from $262.7 million in the comparable 2006 period. This decrease in comprised of (i) net sales of $17.3 million not included in the comparable store base (ii) a comparable store sales decrease of $19.3 million or 7.4% and (iii) net sales of $.9 million from stores closed since the comparable period last year. As previously stated, our focus on store profitability has negatively impacted comparable store sales.
Specifically, the process of evaluating the reach, frequency and timing of our advertisements, adjusting store inventory and payroll to align with sales volume and the execution of major resets in memories and picture frames all had an impact on comparable store sales.
Merchandise categories that performed below the Company average on a comparable store basis included picture frames, clothing, yarn, jewelry and kids crafts. Categories that performed better than average included memories, custom framing, cake and candy making and wood.
Gross Margin. Gross margin as a percent of net sales was 41.6% for the six months ended June 30, 2007, and 40.3% for the six months ended June 30, 2006. This 130 basis point improvement in gross margin is attributable to the mix of merchandise sold which was positively impacted by retail price adjustments resulting from price elasticity studies and more favorable vendor pricing.
Selling, General and Administrative Expenses. Selling, general and administrative expenses, as a percent of sales, increased 1.3% in the six months ended June 30, 2007 to 41.3% from 40.0% in the six months ended June 30, 2006. Costs related to a one time legal settlement represent 0.3% of t his increase and an increase in professional fees represent 0.3%. The balance of the increase is the result of delveraging of store occupancy costs against a decline in comparable store sales partially offset by a reduction in store payroll as a percent of sales.
Costs Related to Change in Management. On June 1, 2006 we appointed a new Chief Executive Officer to replace the previous Chief Executive Officer who retired on that same date. In connection with these and other management changes we incurred expenses of $435,000 in the six months ended June 30, 2007 and $2.0 million in the comparable period of 2006. These costs include severance for departing executives as well as recruitment costs for new executives. We expect there will be no additional management change costs in 2007.
Store Pre-Opening Expenses. Pre-opening expenses for the two stores we opened in the first six months of 2007, and lease costs related to the new stores which we will open later in 2007 amounted to $491,000. In the first six months of 2006, we opened five stores and incurred store pre-opening expenses of $1,295,000 related to the stores opened and lease costs related to stores opened later in 2006. We expect pre-opening expenses to increase for the remainder of the year as the majority of our store openings for 2007 will occur in the third and fourth quarters.
Interest Income and Expense. In the first six months of 2007 we had interest income of $1,161,000 compared to $632,000 in 2006. This increase is attributable to our increase in cash.

Income Taxes. Our effective tax rate for the first half of 2007 was 36.9% as compared to 40.0% for the comparable period in 2006. This decrease is primarily attributable to an increase in tax free interest income and a decrease in compensation expense from incentive stock options.
Liquidity and Capital Resources
Our cash is used primarily for working capital to support inventory requirements and capital expenditures, pre-opening expenses and beginning inventory for new stores. In recent years, we have financed our operations and new store openings primarily with cash from operations.
At June 30, 2007 and December 31, 2006, our working capital was $158.2 million and $158.8 million, respectively. Cash used in operations was $14.2 million for the six months ended June 30, 2007. This was principally the result of a decrease in accounts payable and accrued expenses of $14.9 million due to seasonal decreases in our trade payables. For the six months ended June 30, 2006, cash used in operations was $27.7 million, principally as a result of a seasonal increase in inventories of $23.4 million and a seasonal decrease in accounts payable and accrued expenses of $7.0 million.
Net cash used in investing activities during the six months ended June 30, 2007 was $7.4 million, all of which related to capital expenditures. In 2007, we expect to spend approximately $19.0 million on capital expenditures, which includes $10.0 million for new store openings, and the remainder for remodeling existing stores, upgrading systems in existing stores, warehouse equipment and corporate systems development. For the six months ended June 30, 2006 we invested $9.6 million in capital assets and received $5.2 million from the maturity of marketable securities.
We maintain two mortgage agreements related to our distribution center and corporate offices, of which $22.9 and $25.5 million was outstanding at June 30, 2007 and 2006, respectively. The mortgages are secured by land, building, and equipment. Of the $22.9 million outstanding as of June 30, 2007, $4.5 million is payable ratably over the next 39 months and $18.4 million is payable over 135 months. Fixed monthly payments total $214,000. As of November 2006, we effectively converted these mortgages from a variable interest rate to fixed interest rates of 5.77% on the 15-year mortgage and 5.72% on the seven-year mortgage through the use of an interest rate swap.
In March 2007, we amended these two mortgages to modify certain covenants. The mortgages, as amended, contain covenants that, among other things, restrict our ability to incur additional indebtedness or guarantee obligations in excess of $18.0 million, engage in mergers or consolidations, dispose of assets, make acquisitions requiring a cash outlay in excess of $20.0 million, make loans or advances in excess of $1.0 million, permit liens relating to capitalized lease obligations or purchase money financing in excess of $2.0 million, or change the nature of our business. We are restricted in capital expenditures unless certain financial covenants are maintained including those relating to tangible net worth and funded debt. The mortgages also define various events of default, including cross default provisions, defaults for any material judgments or a change in control. At June 30, 2007, we were in compliance with these covenants.
At December 31, 2006, we had a $35.0 million line of credit agreement which would have expired on May 31, 2007. In March 2007, we extended our line of credit agreement with Wachovia from May 31, 2007 to May 31, 2008. Borrowings under this line bear interest at LIBOR plus 65 basis points and is subject to the same covenants as the mortgages described above. As of June 30, 2007, there were no borrowings outstanding under this agreement.

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
Other than accounting for uncertain tax positions under FIN 48, which is described below, the foregoing critical accounting estimates are more fully described in our Annual Report on Form 10-K for the year ended December 31, 2006. We believe that there have been no significant changes during the six months ended June 30, 2007 to the items that we disclosed as our critical accounting policies and estimates in our Annual Report Form 10-K for the year ended December 31, 2006, except as described below.
Accounting for Uncertain Tax Positions Under FIN 48
Effective January 1, 2007 we began accounting for uncertain tax positions under the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize and measure the impact of uncertain tax positions on its financial statements. Determining whether an uncertain tax position should be recognized and how to measure the amount of the tax benefit requires significant judgment. As of January 1, 2007 our reserve for uncertain tax positions totaled $1,061,000 and was classified as a long term liability. The company is currently under audit by the Internal Revenue Service for the 2004 and 2005 tax years. It is likely the examination phase of the audit will not conclude until the first half of 2008; however, the final outcome is not yet determinable. For further discussion of accounting for uncertain tax positions and FIN 48, see note 11 in our notes to consolidated financial statements contained in the Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We invest cash balances in excess of operating requirements primarily in money market mutual funds and to a lesser extent in interest-bearing securities with maturities of less than two years. The fair value of our cash and equivalents at June 30, 2007 approximated carrying value. A hypothetical decrease in interest rates of 10% compared to the rates in effect at June 30, 2007 would reduce our interest income $210,000 annually.
We had no borrowing outstanding under our line of credit at June 30, 2007. The interest rates on our mortgages fluctuate with market rates and therefore the value of these financial instruments will not be impacted by a change in interest rates. In November 2006, we entered into an interest rate swap that had the effect of converting our variable mortgages to a fixed rate. As a result, a 10% increase or decrease in interest rates would have no impact on our interest expense as the increase/decrease in interest paid on our mortgages would be offset by a corresponding increase/decrease in the interest received from our swap. A 10% decrease in interest rates would cause the fair market value of the swap to decrease by $635,000.
ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2007, our disclosure controls and procedures, as defined in Rule 13a-15(e), were effective to ensure that (i) information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Our management carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Based on this evaluation, our management determined that no change in our internal control over financial reporting occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On July 23, 2007 the Company entered into a Confidential Settlement Agreement with a former employee to resolve claims made against the Company pursuant to a civil action.
As previously disclosed, on April 4, 2003, a civil action was filed against the Company in the Superior Court of New Jersey. Burlington County – Law Division by Kathleen Stahl, a former store merchandiser for the Company, for alleged retaliatory harassment and constructive discharge under the New Jersey conscientious Employee Protection Act. On October 30, 2006, a jury returned a verdict in the favor of the plaintiff for $19,600 in lost wages, $1.8 million for emotional distress and $1.5 million in punitive damages. The Confidential Settlement Agreement absolutely released the company, its successors, and related parties for any matter arising out of the subject matter of the civil action in exchange for a total settlement amount of $850,000, which will have a net after tax cost of $530,000. The settlement amount is inclusive of all of the plaintiff’s attorney’s fees and all interest owing to and taxes owing by the plaintiff and concludes nearly five years of dispute and litigation. The civil action was dismissed with prejudice and without costs pursuant to a stipulation of dismissal.
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
Not Applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
We held our Annual Meeting of Shareholders on June 7, 2007. At the meeting, shareholders voted on the following:
1.	to elect two Class B directors to hold office for a term of three years and until each of their respective successors is duly elected and qualified,

2.	to approve the A.C. Moore Arts & Crafts, Inc. 2007 Stock Incentive Plan,

3.	to approve the A.C. Moore Arts & Crafts, Inc. 2007 Annual Incentive Plan, and

4.	to ratify the appointment of PricewaterhouseCoopers LLP as A.C. Moore’s independent registered public accounting firm for the year ending December 31, 2007.
     The results of the voting were as follows:

				Withhold	Broker
	For	Against	Abstain	Authority	Non-Votes
Election of Michael J. Joyce	15,513,812	n/a	n/a	126,778	n/a
Election of Neil A. McLachlan	15,573,662	n/a	n/a	66,928	n/a
Approval of the 2007 Stock Incentive Plan	13,495,827	556,154	8,896	n/a	1,579,713
Approval of the 2007 Annual Incentive Plan	13,685,004	368,627	7,246	n/a	1,579,713
Ratification of PricewaterhouseCoopers LLP	15,617,401	13,568	9,620	n/a	9,620
ITEM 5. OTHER INFORMATION
Not Applicable
ITEM 6. EXHIBITS
10.1	Letter Agreement between Craig A. Davis and the Company dated July 3, 2007.

31.1	Certification pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”).

31.2	Certification pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A.C. MOORE ARTS & CRAFTS, INC.
Date: August 6, 2007	By:	/s/ Rick A. Lepley
Rick A. Lepley
President and Chief Executive Officer (duly authorized officer and principal executive officer)

Date: August 6, 2007	By:	/s/ Marc Katz
Marc Katz
Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

Exhibit Index

Exhibit No.	Description

10.1	Letter Agreement between Craig A. Davis and the Company dated July 3, 2007.

31.1	Certification pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

31.2	Certification pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.