Form 10-Q
period 2007-09-30
A.C. Moore Arts & Crafts, Inc.
filed 2008-03-27
CIK 1042809

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Outstanding at March 14, 2008

Common Stock, no par value	20,298,601

A.C. MOORE ARTS & CRAFTS, INC.

Explanatory Note
     As used herein, unless the context otherwise requires, all references to “A.C. Moore,” “the Company,” “we,” “our,” “us” and similar terms in this report refer to A.C. Moore Arts & Crafts, Inc. together with its wholly-owned subsidiaries.
     On October 24, 2007, the Audit Committee of our Board of Directors, in consultation with management, determined that the financial statements for the years ended December 31, 2004, 2005 and 2006 contained in our annual report on Form 10-K for the year ended December 31, 2006 and our quarterly reports on Form 10-Q for the first, second and third quarters of 2006 and the first and second quarters of 2007 should be restated due to an error in the formula used to value the Company’s store inventories under the retail inventory method (“RIM”).
     Correction of our inventory valuation resulted in a restatement of our financial statements for the periods including and prior to the six months ended June 30, 2007 as contained in this quarterly report on Form 10-Q. The total adjustment through June 30, 2007 relating to the correction of the RIM error was a reduction in net income of $13.2 million, net of an income tax benefit of $7.4 million. In addition, the restated financial statements also reflect an adjustment to amounts previously reported related to the timing of recognition of internal transfer costs on imported merchandise. The total adjustment through June 30, 2007 relating to the internal transfer costs was a reduction to net income of $2.8 million, net of an income tax benefit of $1.6 million.
Effects of Restatement
     The following table provides a summary of selected line items from our Consolidated Statements of Operations for the six months ended June 30, 2007 and the years ended December 31, 2006 and 2005 affected by this restatement. See Note 1 in our Notes to Consolidated Financial Statements for tables that reconcile our previously reported amounts to the restated amounts and for a more detailed description of the adjustments underlying the restatement. The impact on gross margin from this restatement in any quarter was less than 1% of sales. There is no impact on total operating cash flows resulting from this restatement.

	Summary Statement of Operations
	(In thousands except per share data)
	Six Months
	Ended June 30,	Years Ended December 31,
	2007	2006	2005
As previously reported:
Cost of sales	$151,727	$358,725	$326,581
Income before taxes	363	4,543	16,068
Net income	229	2,434	10,042
Earnings per share	0.01	0.12	0.50

As restated:
Cost of sales	$152,429	$362,678	$328,565
Income (loss) before taxes	(339)	590	14,084
Net income (loss)	(214)	(406)	8,901
Earnings (loss) per share	(0.01)	(0.02)	0.44

Correction of inventory valuation adjustments:
Cost of sales	$702	$3,953	$1,984
(Loss) before taxes	(702)	(3,953)	(1,984)
Net (loss)	(443)	(2,840)	(1,141)
(Loss) per share	(0.02)	(0.14)	(0.06)

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)

	September 30,	December 31,	September 30,
	2007	2006	2006
		(as restated)	(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$43,133	$76,120	$22,224
Inventories	142,042	122,450	151,384
Prepaid expenses and other current assets	6,622	7,653	4,991
Prepaid and receivable income taxes	6,973	—	4,533
Deferred tax assets	5,655	11,364	9,313

	204,425	217,587	192,445

Non-current assets:
Property and equipment, net	97,894	95,268	93,759
Other assets	2,213	1,409	1,471

	$304,532	$314,264	$287,675

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,571	$2,571	$2,571
Trade accounts payable	41,392	48,703	37,973
Accrued payroll and payroll taxes	3,013	3,011	2,507
Accrued expenses	16,151	17,336	12,262
Accrued lease liability	1,413	825	1,143
Income taxes payable	87	1,935	—

	64,627	74,381	56,456

Non-current assets:
Long-term debt	19,714	21,643	22,286
Deferred tax liability and other	6,196	6,605	7,460
Accrued lease liability	19,254	19,430	17,025

	45,164	47,678	46,771

	109,791	122,059	103,227

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; none issued	—	—	—

Common stock, no par value, 40,000,000 shares authorized; shares issued and outstanding 20,298,601 and 20,167,098 at September 30, 2007 and December 31, 2006, respectively	122,355	118,218	115,389

Accumulated other comprehensive (loss)	(126)	—	—

Retained earnings	72,512	73,987	69,059

	194,741	192,205	184,448

	$304,532	$314,264	$287,675

See accompanying notes to financial statements.

A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(as restated)		(as restated)
Net sales	$122,608	$128,936	$382,427	$391,669
Cost of sales (including buying and distribution costs)	69,929	76,621	222,358	234,765

Gross margin	52,679	52,315	160,069	156,904
Selling, general and administrative expenses	52,832	55,356	160,085	160,385
Costs related to change in management	—	888	435	2,915
Store pre-opening expenses	962	930	1,453	2,225

(Loss) from operations	(1,115)	(4,859)	(1,904)	(8,621)
Interest expense	351	403	1,062	1,161
Interest (income)	(430)	(187)	(1,591)	(819)

(Loss) before income taxes	(1,036)	(5,075)	(1,375)	(8,963)
(Benefit of) income taxes	(382)	(2,055)	(507)	(3,630)

Net (loss)	$(654)	$(3,020)	$(868)	$(5,333)

Basic net (loss) per share	$(0.03)	$(0.15)	$(0.04)	$(0.27)

Diluted net (loss) per share	$(0.03)	$(0.15)	$(0.04)	$(0.27)

Basic weighted average shares outstanding	20,275	19,916	20,230	19,873

Diluted weighted average shares outstanding	20,275	19,916	20,230	19,873
See accompanying notes to financial statements.

A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2007	2006
		(as restated)
Cash flows from operating activities:
Net (loss)	$(868)	(5,333)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,413	8,930
Stock-based compensation expense	2,083	2,528
Provision for (benefit of) deferred income taxes, net	4,565	(1,543)
Changes in assets and liabilities:
Inventories	(19,592)	(19,087)
Prepaid expenses and other current assets	1,031	1,909
Income taxes receivable	(6,973)	—
Accounts payable, accrued payroll and payroll taxes and accrued expenses	(8,494)	(7,675)
Accrued lease liability	412	842
Income taxes payable	(1,847)	(6,212)
Other	(803)	(65)

Net cash (used in) operating activities	(20,073)	(25,706)

Cash flows from investing activities:
Capital expenditures	(13,039)	(14,591)
Proceeds from maturation of marketable securities	—	5,224

Cash flows (used in) investing activities	(13,039)	(9,367)

Cash flows from financing activities:
Exercise of stock options	1,626	850
Tax benefit of stock options	428	628
Repayment of long-term debt	(1,929)	(1,929)

Net cash provided by (used in) financing activities	125	(451)

Net decrease in cash and cash equivalents	(32,987)	(35,524)
Cash and cash equivalents at beginning of period	76,120	57,748

Cash and cash equivalents at end of period	$43,133	$22,224

See accompanying notes to financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Restatement of Consolidated Financial Statements
     On October 24, 2007, the Audit Committee of our Board of Directors, in consultation with management, determined that the financial statements for the years ended December 31, 2004, 2005 and 2006 contained in our annual report on Form 10-K for the year ended December 31, 2006 and our quarterly reports on Form 10-Q for the first, second and third quarters of 2006 and the first and second quarters of 2007 should be restated due to an error in the formula used to value the Company’s store inventories under the retail inventory method (“RIM”).
     Correction of our inventory valuation resulted in a restatement of our financial statements for the periods including and prior to the six months ended June 30, 2007 as contained in this quarterly report on Form 10-Q. The total adjustment through June 30, 2007 relating to the correction of the RIM error was a reduction in net income of $13.2 million, net of an income tax benefit of $7.4 million. In addition, the restated financial statements also reflect an adjustment to amounts previously reported related to the timing of recognition of internal transfer costs on imported merchandise. The total adjustment through June 30, 2007 relating to the internal transfer costs was a reduction to net income of $2.8 million, net of an income tax benefit of $1.6 million.
Correction of Retail Inventory Method
     Historically, the Company valued store inventory using the retail inventory method at each year end. We have determined that our historical retail inventory method contained an error in the calculation of the cost complement. The cost complement is a ratio of merchandise available for sale at cost to merchandise available for sale at its original retail selling price. The cost complement is then multiplied by ending inventory at retail to determine ending inventory at cost. The error in our cost complement occurred when merchandise purchases were added to the retail cost pool at amounts less than the original retail selling price. This caused our cost complement to be higher than it should have been, and when multiplied by ending inventory at retail caused an overstatement in our ending cost inventory and an understatement of cost of sales. To correct these errors we recalculated our historical cost complements using a retail cost pool that reflected merchandise available for sale at original retail selling prices. There are certain items of income and expense, such as vendor cooperative advertising payments and freight and distribution costs, which are capitalized in ending inventory. The amount capitalized is directly related to the value of ending inventory so that when we adjusted our ending inventory to correct for the error in our cost complement, the capitalization of these items were adjusted accordingly.
     The following table provides the effects of corrections to our retail inventory method and the capitalization of associated items of income and expense on certain line items within the Consolidated Statements of Operations.

Impact of Correction to Retail Inventory Method
(In thousands)

	Six Months
	Ended June 30,	Years Ended Decmber 31,
	2007	2006	2005
	(unaudited)
Cost of sales	$702	$3,043	$1,437
(Loss) before taxes	(702)	(3,043)	(1,437)
Tax benefit	259	857	610

Net (loss)	(443)	(2,186)	(827)
Recognition of Internal Transfer Costs Included in the Value of Imported Merchandise
The Company historically adds an internal markup to the transfer costs allocated to the value of imported merchandise. This internal markup was used to normalize the gross margin on imported merchandise which typically has a higher gross margin than similar merchandise purchased from domestic sources. This internal markup increases the cost of goods sold when the merchandise is sold. Accordingly, it is necessary to eliminate this internal markup from cost of goods sold to properly reflect gross margin and inventory. Historically, the Company has used purchase activity to estimate the amount of imported merchandise on hand at the end of each period and then used this estimate to calculate the amount of internal markup that needed to be reversed from inventory and cost of goods sold. During December 2007, the Company took a SKU-level inventory in all of its retail stores for the first time. Using this information the Company was able to determine the amount of import merchandise on hand. This information along with other historical data has enabled us to correct our previously reported estimates of the cost value of import merchandise in inventory.
The following table provides the effect of our restatement of the correction of internal transfer costs in ending inventory to certain line items within the Consolidated Statements of Operations.

Impact of Correction to Internal Transfer Costs in Ending Inventory
(In thousands)

	Years Ended December 31,
	2006	2005
Cost of sales	$910	$547
(Loss) before taxes	(910)	(547)
Tax benefit	256	233

Net (loss)	(654)	(314)

Effects of Restatement
     The following tables set forth the effects of the restatement on previously reported Consolidated Balance Sheets, Statements of Operations, and Consolidated Statements of Cash Flows, for the first and second quarters of 2007, and the first, second and third quarters and years ended 2006 and 2005. The cumulative adjustment that corrected beginning retained earnings for 2005 was $11.6 million.
A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)

	(unaudited)			For the Years Ended December 31,
	Six Months Ended June 30, 2007			2006			2005
	As	Correction		As	Correction		As	Correction
	Previously	of Inventory		Previously	of Inventory		Previously	of Inventory
	Reported	Valuation	As Restated	Reported	Valuation	As Restated	Reported	Valuation	As Restated

Net sales	$259,819	$—	$259,819	$589,506	$—	$589,506	$539,436	$—	$539,436
Cost of sales	151,727	702	152,429	358,725	3,953	362,678	326,581	1,984	328,565

Gross margin	108,092	(702)	107,390	230,781	(3,953)	226,828	212,855	(1,984)	210,871
Selling, general and administrative expenses	107,253	—	107,253	219,298	—	219,298	192,878	—	192,878
Costs related to change in management	435	—	435	3,376	—	3,376	—	—	—
Store pre-opening expenses	491	—	491	3,241	—	3,241	3,459	—	3,459

Income (loss) from operations	(87)	(702)	(789)	4,866	(3,953)	913	16,518	(1,984)	14,534
Interest expense	711	—	711	1,547	—	1,547	1,234	—	1,234
Interest (income)	(1,161)	—	(1,161)	(1,224)	—	(1,224)	(784)	—	(784)

Income (loss) before income taxes	363	(702)	(339)	4,543	(3,953)	590	16,068	(1,984)	14,084
Provision for (benefit of) income taxes	134	(259)	(125)	2,109	(1,113)	996	6,026	(843)	5,183

Net income (loss)	$229	$(443)	$(214)	$2,434	$(2,840)	$(406)	$10,042	$(1,141)	$8,901

Basic net income (loss) per share	$0.01	$(0.02)	$(0.01)	$0.12	$(0.14)	$(0.02)	$0.51	$(0.06)	$0.45

Diluted net income (loss) per share	$0.01	$(0.02)	$(0.01)	$0.12	$(0.14)	$(0.02)	$0.50	$(0.06)	$0.44

Basic weighted average shares outstanding	20,229		20,229	19,929		19,929	19,758		19,758

Diluted weighted average shares outstanding	20,356		20,229	20,019		19,929	20,149		20,149

A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)

	March 31, 2007			June 30, 2007
	As	Correction		As	Correction
	Previously	of Inventory		Previously	of Inventory
	Reported	Valuation	As Restated	Reported	Valuation	As Restated

ASSETS
Current assets:
Cash and cash equivalents	$67,757	$—	$67,757	$54,564	$—	$54,564
Marketable securities	—	—	—	—	—	—
Inventories	147,223	(24,667)	122,556	150,881	(25,003)	125,878
Prepaid expenses and other current assets	8,741	—	8,741	7,364	—	7,364
Prepaid income taxes	—	—	—	154	—	154
Deferred tax assets	3,000	8,867	11,867	3,224	8,987	12,211

	226,721	(15,800)	210,921	216,187	(16,016)	200,171

Non-current assets:
Property and equipment, net	96,882	—	96,882	95,795	—	95,795
Other assets	1,318	—	1,318	1,763	—	1,763

	$324,921	$(15,800)	$309,121	$313,745	$(16,016)	$297,729

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,571	$—	$2,571	$2,571	$—	$2,571
Trade accounts payable	47,045	—	47,045	38,194	—	38,194
Accrued payroll and payroll taxes	2,884	—	2,884	2,833	—	2,833
Accrued expenses	15,030	—	15,030	13,119	—	13,119
Accrued lease liability	756	—	756	1,313	—	1,313
Income taxes payable	617	—	617	—	—	—

	68,903	—	68,903	58,030	—	58,030

Non-current liabilities
Long-term debt	21,000	—	21,000	20,357	—	20,357
Deferred tax liability and other	6,867	—	6,867	6,590	—	6,590
Accrued lease liability	19,184	—	19,184	18,366	—	18,366

	47,051	—	47,051	45,313	—	45,313

	115,954	—	115,954	103,343	—	103,343

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; none issued	—	—	—	—	—	—

Common stock, no par value, 40,000,000 shares authorized; issued and outstanding 20,188,466 and 20,251,633 shares at March 31, 2007 and June 30, 2007, respectively	119,443	—	119,443	120,992	—	120,992

Other comprehensive income	—	—	—	229	—	229

Retained earnings	89,524	(15,800)	73,724	89,181	(16,016)	73,165

	208,967	(15,800)	193,167	210,402	(16,016)	194,386

	$324,921	$(15,800)	$309,121	$313,745	$(16,016)	$297,729

A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(unaudited)

	Three Months Ended March 31, 2007			Three Months Ended June 30, 2007
	As	Correction		As	Correction
	Previously	of Inventory		Previously	of Inventory
2007	Reported	Valuation	As Restated	Reported	Valuation	As Restated

Net sales	$135,380	$—	$135,380	$124,439	$—	$124,439
Cost of sales	79,703	366	80,069	72,024	336	72,360

Gross margin	55,677	(366)	55,311	52,415	(336)	52,079
Selling, general and administrative expenses	54,393	—	54,393	52,860	—	52,860
Costs related to change in management	290	—	290	145	—	145
Store pre-opening expenses	314	—	314	177	—	177

Income (loss) from operations	680	(366)	314	(767)	(336)	(1,103)
Interest expense	352	—	352	359	—	359
Interest (income)	(585)	—	(585)	(576)	—	(576)

Income (loss) before income taxes	913	(366)	547	(550)	(336)	(886)
Provision for (benefit of) income taxes	341	(139)	202	(207)	(120)	(327)

Net income (loss)	$572	$(227)	$345	$(343)	$(216)	$(559)

Basic net income (loss) per share	$0.03	$(0.01)	$0.02	$(0.02)	$(0.01)	$(0.03)

Diluted net income (loss) per share	$0.03	$(0.01)	$0.02	$(0.02)	$(0.01)	$(0.03)

Basic weighted average shares outstanding	20,180		20,180	20,229		20,229

Diluted weighted average shares outstanding	20,279		20,279	20,229		20,229

A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,			Six Months Ended June 30,
	As	Correction		As	Correction
	Previously	of Inventory		Previously	of Inventory
2007	Reported	Valuation	As Restated	Reported	Valuation	As Restated

Cash flows from operating activities:
Net income (loss)	$572	(227)	$345	$229	(443)	$(214)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,473	—	3,473	6,920	—	6,920
Stock-based compensation expense	981	—	981	1,432	—	1,432
Loss on disposal of assets	—	—	—	—	—	—
Provision for (benefit of) deferred income taxes, net	(710)	(139)	(849)	(1,345)	(259)	(1,604)
Changes in assets and liabilities:
Inventories	(472)	366	(106)	(4,130)	702	(3,428)
Prepaid expenses and other current assets	(1,088)	—	(1,088)	289	—	289
Accounts payable, accrued payroll and payroll taxes and accrued expenses	(4,091)	—	(4,091)	(14,904)	—	(14,904)
Accrued lease liability	(315)	—	(315)	(576)	—	(576)
Income taxes payable	(1,318)	—	(1,318)	(2,089)	—	(2,089)
Other	91	—	91	9	—	9

Net cash (used in) operating activities	(2,877)	—	(2,877)	(14,165)	—	(14,165)

Cash flows from investing activities:
Capital expenditures	(5,087)	—	(5,087)	(7,447)	—	(7,447)

Cash flows (used in) investing activities	(5,087)	—	(5,087)	(7,447)	—	(7,447)

Cash flows from financing activities:
Exercise of stock options	149	—	149	1,056	—	1,056
Tax benefit of stock options	95	—	95	286	—	286
Repayment of long-term debt	(643)	—	(643)	(1,286)	—	(1,286)

Net cash provided by (used in) by financing activities	(399)	—	(399)	56	—	56

Net (decrease) in cash and cash equivalents	(8,363)	—	(8,363)	(21,556)	—	(21,556)

Cash and cash equivalents at beginning of period	76,120	—	76,120	76,120	—	76,120

Cash and cash equivalents at end of period	$67,757	$—	$67,757	$54,564	$—	$54,564

A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(unaudited)			(unaudited)			(unaudited)
	March 31, 2006			June 30, 2006			September 30, 2006			December 31, 2006
	As	Correction		As	Correction		As	Correction		As	Correction
	Previously	of Inventory		Previously	of Inventory		Previously	of Inventory		Previously	of Inventory
	Reported	Valuation	As Restated	Reported	Valuation	As Restated	Reported	Valuation	As Restated	Reported	Valuation	As Restated

ASSETS
Current assets:
Cash and cash equivalents	$45,853		$45,853	$24,716		$24,716	$22,224		$22,224	$76,120	$—	$76,120
Marketable securities	1,500		1,500	—		—	—		—	—	—	—
Inventories	164,901	(21,034)	143,867	176,068	(21,704)	154,364	173,754	(22,370)	151,384	146,751	(24,301)	122,450
Prepaid expenses and other current assets	5,546		5,546	5,688		5,688	4,991		4,991	7,653	—	7,653
Prepaid income taxes	478		478	2,134		2,134	4,533		4,533	—	—	—
Deferred tax assets	1,334	7,890	9,224	981	8,176	9,157	845	8,468	9,313	2,636	8,728	11,364

	219,612	(13,144)	206,468	209,587	(13,528)	196,059	206,347	(13,902)	192,445	233,160	(15,573)	217,587

Non-current liabilities
Property and equipment, net	89,748		89,748	91,834		91,834	93,759		93,759	95,268	—	95,268
Other assets	1,367		1,367	1,390		1,390	1,471		1,471	1,409	—	1,409

	$310,727	$(13,144)	$297,583	$302,811	$(13,528)	$289,283	$301,577	$(13,902)	$287,675	$329,837	$(15,573)	$314,264

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,571		$2,571	$2,571		$2,571	$2,571		$2,571	$2,571	$—	$2,571
Trade accounts payable	47,998		47,998	41,002		41,002	37,973		37,973	48,703	—	48,703
Accrued payroll and payroll taxes	2,586		2,586	2,480		2,480	2,507		2,507	3,011	—	3,011
Accrued expenses	9,039		9,039	9,939		9,939	12,262		12,262	17,336	—	17,336
Accrued lease liability	65		65	1,143		1,143	1,143		1,143	825	—	825
Income taxes payable	—		—	—		—	—		—	1,935	—	1,935

	62,259	—	62,259	57,135	—	57,135	56,456	—	56,456	74,381	—	74,381

Non-current liabilities
Long-term debt	23,572		23,572	22,929		22,929	22,286		22,286	21,643	—	21,643
Deferred tax liability and other	7,925		7,925	7,430		7,430	7,460		7,460	6,605	—	6,605
Accrued lease liability	17,200		17,200	16,259		16,259	17,025		17,025	19,430	—	19,430

	48,697	—	48,697	46,618	—	46,618	46,771	—	46,771	47,678	—	47,678

	110,956	—	110,956	103,753	—	103,753	103,227	—	103,227	122,059	—	122,059

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; none issued	—	—	—	—	—	—	—	—	—	—	—	—

Common stock, no par value, 40,000,000 shares authorized; issued and outstanding 19,856,959; 19,857,896; 19,998,946; and 20,167,098 shares at March 31, June 30, September 30 and December 31, 2006, respectively	112,395	—	112,395	113,451		113,451	115,389	—	115,389	118,218	—	118,218

Retained earnings	87,376	(13,144)	74,232	85,607	(13,528)	72,079	82,961	(13,902)	69,059	89,560	(15,573)	73,987

	199,771	(13,144)	186,627	199,058	(13,528)	185,530	198,350	(13,902)	184,448	207,778	(15,573)	192,205

	$310,727	$(13,144)	$297,583	$302,811	$(13,528)	$289,283	$301,577	$(13,902)	$287,675	$329,837	$(15,573)	$314,264

A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(unaudited)

	Three Months Ended March 31, 2006			Three Months Ended June 30, 2006			Three Months Ended September 30, 2006			Three Months Ended December 31, 2006
	As	Correction		As	Correction		As	Correction		As	Correction
	Previously	of Inventory		Previously	of Inventory		Previously	of Inventory		Previously	of Inventory
	Reported	Valuation	As Restated	Reported	Valuation	As Restated	Reported	Valuation	As Restated	Reported	Valuation	As Restated

Net sales	$132,918	$—	$132,918	$129,815	$—	$129,815	$128,936	$—	$128,936	$197,837	$—	$197,837
Cost of sales	79,765	686	80,451	77,023	670	77,693	75,955	666	76,621	125,984	1,931	127,915

Gross margin	53,153	(686)	52,467	52,792	(670)	52,122	52,981	(666)	52,315	71,853	(1,931)	69,922
Selling, general and administrative expenses	51,844	—	51,844	53,185	—	53,185	55,356	—	55,356	58,913	—	58,913
Costs related to change in management	216	—	216	1,811	—	1,811	888	—	888	458	—	458
Store pre-opening expenses	624	—	624	671	—	671	930	—	930	1,016	—	1,016

Income (loss) from operations	469	(686)	(217)	(2,875)	(670)	(3,545)	(4,193)	(666)	(4,859)	11,466	(1,931)	9,535
Interest expense	368	—	368	390	—	390	403	—	403	386	—	386
Interest (income)	(315)	—	(315)	(317)	—	(317)	(187)	—	(187)	(404)	—	(404)

Income (loss) before income taxes	416	(686)	(270)	(2,948)	(670)	(3,618)	(4,409)	(666)	(5,075)	11,484	(1,931)	9,553
Provision for (benefit of) income taxes	166	(275)	(109)	(1,179)	(286)	(1,465)	(1,764)	(291)	(2,055)	4,886	(260)	4,626

Net income (loss)	$250	$(411)	$(161)	$(1,769)	$(384)	$(2,153)	$(2,645)	$(375)	$(3,020)	$6,598	$(1,671)	$4,927

Basic net income (loss) per share	$0.01	$(0.02)	$(0.01)	$(0.09)	$(0.02)	$(0.11)	$(0.13)	$(0.02)	$(0.15)	$0.33	$(0.08)	$0.25

Diluted net income (loss) per share	$0.01	$(0.02)	$(0.01)	$(0.09)	$(0.02)	$(0.11)	$(0.13)	$(0.02)	$(0.15)	$0.33	$(0.08)	$0.24

Basic weighted average shares outstanding	19,838		19,838	19,857		19,857	19,916		19,916	20,086		20,086

Diluted weighted average shares outstanding	20,070		19,838	19,857		19,857	19,916		19,916	20,192		20,192

A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(unaudited)

	Three Months Ended September 30, 2006			Nine Months Ended September 30, 2006
	As	Correction		As	Correction
	Previously	of Inventory		Previously	of Inventory
	Reported	Valuation	As Restated	Reported	Valuation	As Restated

Net sales	$128,936	$—	$128,936	$391,669	$—	$391,669
Cost of sales	75,955	666	76,621	232,743	2,022	234,765

Gross margin	52,981	(666)	52,315	158,926	(2,022)	156,904
Selling, general and administrative expenses	55,356	—	55,356	160,385	—	160,385
Costs related to change in management	888	—	888	2,915	—	2,915
Store pre-opening expenses	930	—	930	2,225	—	2,225

(Loss) from operations	(4,193)	(666)	(4,859)	(6,599)	(2,022)	(8,621)
Interest expense	403	—	403	1,161	—	1,161
Interest (income)	(187)	—	(187)	(819)	—	(819)

(Loss) before income taxes	(4,409)	(666)	(5,075)	(6,941)	(2,022)	(8,963)
(Benefit of) income taxes	(1,764)	(291)	(2,055)	(2,777)	(853)	(3,630)

Net (loss)	$(2,645)	$(375)	$(3,020)	$(4,164)	$(1,169)	$(5,333)

Basic net (loss) per share	$(0.13)	$(0.02)	$(0.15)	$(0.21)	$(0.06)	$(0.27)

Diluted net (loss) per share	$(0.13)	$(0.02)	$(0.15)	$(0.21)	$(0.06)	$(0.27)

Basic weighted average shares outstanding	19,916	—	19,916	19,873		19,873

Diluted weighted average shares outstanding	19,916	—	19,916	19,873		19,873

A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	(unaudited)			(unaudited)			(unaudited)
	Three Months Ended March 31, 2006			Six Months Ended June 30 , 2006			Nine Months Ended September 30, 2006			Twelve Months Ended December 31, 2006
	As	Correction		As	Correction		As	Correction		As	Correction
	Previously	of Inventory		Previously	of Inventory		Previously	of Inventory		Previously	of Inventory
	Reported	Valuation	As Restated	Reported	Valuation	As Restated	Reported	Valuation	As Restated	Reported	Valuation	As Restated

Cash flows from operating activities:
Net income (loss)	$250	(411)	$(161)	$(1,519)	(794)	$(2,313)	$(4,165)	(1,169)	$(5,333)	$2,434	(2,840)	$(406)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,873		2,873	5,850		5,850	8,930		8,930	12,281		12,281
Stock-based compensation expense	699		699	1,734		1,734	2,528		2,528	3,077		3,077
Loss on disposal of assets	—		—	—		—	—		—	83		83
Provision for (benefit of) deferred income taxes, net	(714)	(275)	(989)	(857)	(562)	(1,419)	(690)	(853)	(1,543)	(3,336)	(1,113)	(4,449)
Changes in assets and liabilities:
Inventories	(12,255)	686	(11,569)	(23,422)	1,356	(22,066)	(21,108)	2,022	(19,086)	5,895	3,953	9,848
Prepaid expenses and other current assets	1,354		1,354	(922)		(922)	1,909		1,909	(753)		(753)
Accounts payable, accrued payroll and payroll taxes and accrued expenses	(794)		(794)	(6,996)		(6,996)	(7,675)		(7,675)	8,633		8,633
Accrued lease liability	(62)		(62)	75		75	842		842	2,928		2,928
Income taxes payable	(2,157)		(2,157)	(1,679)		(1,679)	(6,212)		(6,212)	256		256
Other	40		40	17		17	(65)		(65)	(2)		(2)

Net cash provided by (used in) operating activities	(10,766)	—	(10,766)	(27,719)	—	(27,719)	(25,706)	—	(25,705)	31,496	—	31,496

Cash flows from investing activities:
Capital expenditures	(4,523)		(4,523)	(9,586)		(9,586)	(14,591)		(14,591)	(19,534)		(19,534)
Proceeds from maturation of marketable securities	3,724		3,724	5,224		5,224	5,224		5,224	5,224		5,224

Cash flows (used in) investing activities	(799)	—	(799)	(4,362)	—	(4,362)	(9,367)	—	(9,367)	(14,310)	—	(14,310)

Cash flows from financing activities:
Exercise of stock options	208		208	216		216	850		850	2,152		2,152
Tax benefit of stock options	105		105	119		119	628		628	1,606		1,606
Repayment of long-term debt	(643)		(643)	(1,286)		(1,286)	(1,929)		(1,929)	(2,572)		(2,572)

Net cash provided by (used in) financing activities	(330)	—	(330)	(951)	—	(951)	(451)	—	(451)	1,186	—	1,186

Net decrease in cash and cash equivalents	(11,895)		(11,895)	(33,032)		(33,032)	(35,524)		(35,524)	18,372		18,372
Cash and cash equivalents at beginning of period	57,748		57,748	57,748		57,748	57,748		57,748	57,748		57,748

Cash and cash equivalents at end of period	$45,853	$—	$45,853	$24,716	$—	$24,716	$22,224	$—	$22,224	$76,120	$—	$76,120

A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)

	March 31, 2005			June 30, 2005			September 30, 2005			December 31, 2005
	As	Correction		As	Correction		As	Correction		As	Correction
	Previously	of Inventory		Previously	of Inventory		Previously	of Inventory		Previously	of Inventory
	Reported	Valuation	As Restated	Reported	Valuation	As Restated	Reported	Valuation	As Restated	Reported	Valuation	As Restated

ASSETS
Current assets:
Cash and cash equivalents	$30,028		$30,028	$22,229		$22,229	$15,701		$15,701	$57,748	$—	$57,748
Marketable securities	17,835		17,835	14,237		14,237	12,554		12,554	5,224	—	5,224
Inventories	145,525	(18,691)	126,834	154,019	(18,994)	135,025	166,997	(19,300)	147,697	152,646	(20,348)	132,298
Prepaid expenses and other current assets	7,245		7,245	6,567		6,567	6,415		6,415	6,900	—	6,900
Prepaid income taxes	1,770		1,770	3,946		3,946	5,473		5,473	—	—	—
Deferred tax assets	586	6,906	7,492	258	7,024	7,282	47	7,134	7,181	734	7,615	8,349

	202,989	(11,786)	191,203	201,256	(11,970)	189,286	207,187	(12,166)	195,021	223,252	(12,733)	210,519

Non-current liabilities
Property and equipment, net	81,716		81,716	83,060		83,060	87,089		87,089	88,098	—	88,098
Other assets	1,131		1,131	1,398		1,398	1,432		1,432	1,407	—	1,407

	$285,836	$(11,786)	$274,050	$285,714	$(11,970)	$273,744	$295,708	$(12,166)	$283,542	$312,757	$(12,733)	$300,024

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,571		$2,571	$2,571		$2,571	$2,571		$2,571	$2,571	$—	$2,571
Trade accounts payable	36,822		36,822	34,432		34,432	45,225		45,225	46,445	—	46,445
Accrued payroll and payroll taxes	3,062		3,062	4,329		4,329	2,878		2,878	3,928	—	3,928
Accrued expenses	6,519		6,519	6,211		6,211	7,496		7,496	10,044	—	10,044
Accrued lease liability	—		—	—		—	65		65	153	—	153
Income taxes payable	—		—	—		—	—		—	1,679	—	1,679

	48,974	—	48,974	47,543	—	47,543	58,235	—	58,235	64,820	—	64,820

Non-current liabilities
Long-term debt	26,143		26,143	25,500		25,500	24,792		24,792	24,215	—	24,215
Deferred tax liability	8,311		8,311	8,076		8,076	7,841		7,841	8,039	—	8,039
Accrued lease liability	14,446		14,446	15,176		15,176	16,939		16,939	17,174	—	17,174

	48,900	—	48,900	48,752	—	48,752	49,572	—	49,572	49,428	—	49,428

	97,874	—	97,874	96,295	—	96,295	107,807	—	107,807	114,248	—	114,248

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; none issued	—	—	—	—	—	—	—	—	—	—	—	—

Common stock, no par value, 40,000,000 shares authorized; issued and outstanding 19,687,892; 19,789,441; 19,814,374; and 19,816,774 shares at March 31, June 30, September 30 and December 31, 2005, respectively	109,626	—	109,626	111,133		111,133	111,515	—	111,515	111,383	—	111,383

Retained earnings	78,336	(11,786)	66,550	78,286	(11,970)	66,316	76,386	(12,166)	64,220	87,126	(12,733)	74,393

	187,962	(11,786)	176,176	189,419	(11,970)	177,449	187,901	(12,166)	175,735	198,509	(12,733)	185,776

	$285,836	$(11,786)	$274,050	$285,714	$(11,970)	$273,744	$295,708	$(12,166)	$283,542	$312,757	$(12,733)	$300,024

A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per hare data)
(unaudited)

	Three Months Ended March 31, 2005			Three Months Ended June 30, 2005			Three Months Ended September 30, 2005			Three Months Ended December 31, 2005
	As	Correction		As	Correction		As	Correction		As	Correction
	Previously	of Inventory		Previously	of Inventory		Previously	of Inventory		Previously	of Inventory
	Reported	Valuation	As Restated	Reported	Valuation	As Restated	Reported	Valuation	As Restated	Reported	Valuation	As Restated

Net sales	$122,879	$—	$122,879	$113,489	$—	$113,489	$115,094	$—	$115,094	$187,974	$—	$187,974
Cost of sales	74,751	327	75,078	67,800	302	68,102	68,402	307	68,709	115,628	1,048	116,676

Gross margin	48,128	(327)	47,801	45,689	(302)	45,387	46,692	(307)	46,385	72,346	(1,048)	71,298
Selling, general and administrative expenses	45,844	—	45,844	44,766	—	44,766	48,426	—	48,426	53,842	—	53,842
Costs related to change in management	—	—	—	—	—	—	—	—	—	—	—	—
Store pre-opening expenses	161	—	161	944	—	944	1,194	—	1,194	1,160	—	1,160

Income (loss) from operations	2,123	(327)	1,796	(21)	(302)	(323)	(2,928)	(307)	(3,235)	17,344	(1,048)	16,296
Interest expense	258	—	258	292	—	292	331	—	331	353	—	353
Interest (income)	(197)	—	(197)	(231)	—	(231)	(129)	—	(129)	(227)	—	(227)

Income (loss) before income taxes	2,062	(327)	1,735	(82)	(302)	(384)	(3,130)	(307)	(3,437)	17,218	(1,048)	16,170
Provision for (benefit of) income taxes	810	(133)	677	(32)	(118)	(150)	(1,230)	(110)	(1,340)	6,478	(481)	5,997

Net income (loss)	$1,252	$(194)	$1,058	$(50)	$(184)	$(234)	$(1,900)	$(197)	$(2,097)	$10,740	$(567)	$10,173

Basic net income (loss) per share	$0.06	$(0.01)	$0.05	$(0.00)	$(0.01)	$(0.01)	$(0.10)	$(0.01)	$(0.11)	$0.53	$(0.03)	$0.51

Diluted net income (loss) per share	$0.06	$(0.01)	$0.05	$(0.00)	$(0.01)	$(0.01)	$(0.10)	$(0.01)	$(0.11)	$0.53	$(0.03)	$0.51

Basic weighted average shares outstanding	19,669		19,669	19,743		19,743	19,808		19,808	19,816		19,816

Diluted weighted average shares outstanding	20,209		20,209	19,743		19,743	19,808		19,808	20,105		20,105

A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	(unaudited)			(unaudited)			(unaudited)
	Three Months Ended March 31, 2005			Six Months Ended June 30, 2005			Nine Months Ended September 30, 2005			Twelve Months Ended December 31, 2005
	As	Correction		As	Correction		As	Correction		As	Correction
	Previously	of Inventory		Previously	of Inventory		Previously	of Inventory		Previously	of Inventory
	Reported	Valuation	As Restated	Reported	Valuation	As Restated	Reported	Valuation	As Restated	Reported	Valuation	As Restated

Cash flows from operating activities:
Net income (loss)	$1,252	(194)	$1,058	$1,202	(378)	$824	$(698)	(575)	$(1,273)	$10,042	(1,141)	$8,901
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,629		2,629	5,220		5,220	7,837		7,837	10,769		10,769
Stock-based compensation expense	—		—	—		—	—		—	—		—
Loss on disposal of assets	438		438	438		438	438		438	438		438
Provision for (benefit of) deferred income taxes, net	1,814	(133)	1,681	—	(251)	(251)	—	(362)	(362)	(484)	(843)	(1,327)
Changes in assets and liabilities:
Inventories	(2,693)	327	(2,366)	(11,187)	630	(10,557)	(24,165)	936	(23,229)	(9,814)	1,984	(7,830)
Prepaid expenses and other current assets	410		410	1,088		1,088	1,240		1,240	755		755
Accounts payable, accrued payroll and payroll taxes and accrued expenses	(16,132)		(16,132)	(17,563)		(17,563)	(6,936)		(6,936)	(2,118)		(2,118)
Accrued lease liability	651		651	1,381		1,381	3,144		3,144	3,532		3,532
Income taxes payable	(5,094)		(5,094)	(4,501)		(4,501)	(5,840)		(5,840)	1,160		1,160
Other	616		616	349		349	315		315	340		340

Net cash provided by (used in) operating activities	(16,109)	—	(16,109)	(23,573)	—	(23,573)	(24,665)	—	(24,665)	14,620	—	14,620

Cash flows from investing activities:
Capital expenditures	(1,564)		(1,564)	(5,499)		(5,499)	(12,145)		(12,145)	(16,086)		(16,086)
Proceeds from maturation of marketable securities	—		—	3,598		3,598	5,004		5,004	22,570		22,570
Investment in marketable securities	(277)		(277)	(277)		(277)	—		—	(10,236)		(10,236)

Cash flows (used in) investing activities	(1,841)	—	(1,841)	(2,178)	—	(2,178)	(7,141)	—	(7,141)	(3,752)	—	(3,752)

Cash flows from financing activities:
Exercise of stock options	193		193	838		838	1,008		1,008	1,023		1,023
Tax benefit of stock options	—		—	—		—	—		—	—		—
Repayment of long-term debt	(643)		(643)	(1,286)		(1,286)	(1,929)		(1,929)	(2,571)		(2,571)

Net cash provided by (used in) financing activities	(450)	—	(450)	(448)	—	(448)	(921)	—	(921)	(1,548)	—	(1,548)

Net decrease in cash and cash equivalents	(18,400)		(18,400)	(26,199)		(26,199)	(32,727)		(32,727)	9,320		9,320

Cash and cash equivalents at beginning of period	48,428		48,428	48,428		48,428	48,428		48,428	48,428		48,428

Cash and cash equivalents at end of period	$30,028	$—	$30,028	$22,229	$—	$22,229	$15,701	$—	$15,701	$57,748	$—	$57,748

(2) Basis of Presentation
The consolidated financial statements included herein include the accounts of A.C. Moore Arts & Crafts, Inc. and its wholly owned subsidiaries. As of September 30, 2007, the Company was a chain of 127 retail stores selling arts and crafts merchandise. The stores are located throughout the Eastern United States from Maine to Florida.
The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported period and related disclosures. Significant estimates made as of and for the three and nine month periods ended September 30, 2007 and 2006, include provisions for shrinkage, capitalized buying, warehousing and distribution costs related to inventory, and markdowns of merchandise inventories. Actual results could differ materially from those estimates.
These financial statements have been prepared by management without audit and should be read in conjunction with the consolidated financial statements and notes thereto to be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Due to the seasonality of the Company’s business, the results for the interim periods are not necessarily indicative of the results for the year. The Company has included its balance sheet as of September 30, 2006 to assist in viewing the Company on a full-year basis. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair statement of the interim financial statements. In the opinion of management, all such adjustments are of a normal and recurring nature.
On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” For further discussion on the adoption of FIN 48, see Note 12, Income Taxes.
(3) New Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value in an attempt to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  This Statement is effective for the Company beginning January 1, 2008.  We are currently assessing the impact of this Statement on our Consolidated Financial Statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  It does not expand the use of fair value measurement. We will be required to adopt SFAS No. 157 for financial assets and liabilities on January 1, 2008.  In February 2008, the FASB deferred adoption of SFAS No. 157 for non-financial assets and liabilities until the fiscal year beginning after December 15, 2008.  We believe the impact will not require material modification of our fair value measurements and will be substantially limited to expanded disclosures in the notes to our Consolidated Financial Statements relating to those notes that currently have components measured at fair value.

(4) Stock-based Compensation
At the Annual Meeting of Shareholders held on June 7, 2007, the Company’s shareholders approved the A.C. Moore Arts & Crafts, Inc. 2007 Stock Incentive Plan (the “2007 Stock Incentive Plan”). Awards issued under the 2007 Stock Incentive Plan may take the form of stock options, stock appreciation rights, restricted stock awards, performance awards or stock units.
The 2007 Stock Incentive Plan effectively replaced the Company’s existing stock option plans, which include the 1997 Employee, Director and Consultant Stock Option Plan and the 2002 Stock Option Plan, and no further grants or awards will be made under those existing plans. The aggregate number of the shares of common stock subject to award under the 2007 Stock Incentive Plan is 1,000,000 shares. This share reserve will be increased as of December 31, 2007, up to 1,232,406 shares of common stock relating to options outstanding under the existing plans that are not exercised due to expiration, termination, cancellation or forfeiture. The following table summarizes awards issued under the 2007 Stock Incentive Plan since its approval by the shareholders:

	Shares	Weighted Average Market Price
Restricted stock awards	67,845	$21.58
Stock options and stock appreciation rights	21,700	$16.40
On January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” requiring the recognition of compensation expense in the Consolidated Statement of Operations related to the fair value of its employee share-based options and stock appreciation rights. The Company determines fair value of such awards using the Black-Scholes options pricing model with the following weighted-average assumptions:

	2007	2006
Average fair value of options and stock appreciation rights granted	$7.75	$8.90
Risk free interest rate	4.6%	5.0%
Dividend yield	—	—
Average expected life	4.5 yrs	6.0 yrs
Expected stock price volatility	38.0%	44.4%
Expected volatilities were based on a blend of historical and implied volatilities of the Company’s common stock; the expected life represents the weighted average period of time that stock awards granted are expected to be outstanding using the “simplified method” as prescribed in Staff Accounting Bulletin No. 110; and the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.
The following tables summarize information about the stock award and stock option activity for the nine month periods ended September 30, 2007 and 2006, and awards outstanding as of September 30, 2007 and 2006. The $2.1 million of stock-based compensation expense recorded in the nine months ended September 30, 2007 includes a $209,000 benefit from forfeited options that was included as a reduction in cost related to a change in management. The $2.5 million of expense for the nine months ended September 30, 2006 includes $300,000 of expense that was included in costs related to a change in management.

	Nine Months Ended
	September 30,
	2007	2006
(In thousands except per share data and # of months)

Stock-based compensation expense	$2,083	$2,528
Effect on net income	1,467	1,516
Effect on earnings per share	0.07	0.08
Market value in excess of grant price for options exercised	1,071	2,300
Intrinsic value of options outstanding	1,201	4,531
Unrecognized compensation cost	$4,706	$4,134
Months over which compensation costs will be recognized	48	35
Shares available for future grant	1,184	394
Summarized in the following tables are the stock options and restricted stock activity for awards under the 1997 Employee, Director and Consultant Plan, the 2002 Stock Options Plan, and the 2007 Stock Incentive Plan:
Stock Options and Stock Appreciation Rights
Activity in the Company’s stock options and stock appreciation rights plans for the first nine months of 2007 and 2006, respectively, was as follows:

	2007		2006
	Stock Options and	Weighted Average	Stock Options and	Weighted Average
	Stock Appreciation Rights	Exercise Price	Stock Appreciation Rights	Exercise Price
Outstanding at beginning of period	1,367,678	$19.50	1,485,067	$16.87
Activity:
Granted	308,200	20.50	297,000	17.57
Forfeited	309,969	23.13	53,580	22.79
Exercised	131,503	13.16	182,172	4.79
Expired	2,000	4.50	—	—

Outstanding at end of period	1,232,406	$19.82	1,546,315	$18.32

The following table summarizes information about stock options and stock appreciation rights outstanding at September 30, 2007:

	Stock Options and			Stock Options and
	Stock Appreciation Rights Outstanding			Stock Appreciation Rights Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining Life	Average		Remaining Life	Average
Range of Exercise Prices	Shares	(Years)	Exercise Price	Shares	(Years)	Exercise Price
2.88 – 4.50	65,204	2.4	$3.47	65,204	2.1	$3.47
4.51 – 8.50	53,186	3.4	8.25	53,186	3.2	8.25
8.51 – 18.50	298,800	8.6	17.57	145,667	8.6	17.35
18.51 – 22.00	497,558	6.3	20.54	213,758	5.7	20.54
22.01 – 27.15	317,658	6.8	24.93	250,175	6.6	25.45

	1,232,406	6.9	$19.50	727,990	6.1	$19.16

Restricted Stock
Certain of the restricted stock awards carry a performance-based vesting feature which allows for accelerating vesting if the targets are met. If the targets are not met, the awards vest after four years.
The following table summarizes activity for restricted stock awards for 2007:

2007
	Number of	Weighted Average
	Shares	Grant Date Fair Value
Outstanding at beginning of period	$—	$—
Activity:
Granted	67,845	21.58
Vested	—	—
Cancelled	—	—

Outstanding at end of period	$67,845	$21.58

(5) Shareholders’ Equity
During the first nine months of 2007, shareholders’ equity changed as follows:

			Accumulated
			Other		Total	Other
			Comprehensive	Retained	Shareholders’	Comprehensive
	Shares	Common Stock	(Loss)	Earnings	Equity	(Loss)
Balance, December 31, 2006 (as restated)	20,167,098	$118,218	—	$73,987	$192,205

Net (loss)	—	—	—	(868)	(868)	$(868)

Exercise of stock options	131,503	1,626	—	—	1,626
Tax benefit from exercise of stock options	—	428	—	—	428	—

Stock-based compensation expense	—	2,083	—	—	2,083	—

Change in accounting principle (Note 12)	—	—	—	(608)	(608)	—

Unrealized loss, net of taxes of $73, (Note 10)	—	—	$(126)	—	(126)	$(126)

Other comprehensive loss			—			$(994)

Balance, September 30, 2007	20,298,601	$122,355	$(126)	$72,512	$194,741

(6) Costs Related to Change in Management
On June 1, 2006, the Company appointed a new Chief Executive Officer to replace the previous Chief Executive Officer who retired effective that same date. Since that time there have been various other management changes. For the three and nine month periods ended September 30, 2007, the Company incurred management change costs of $0 and $435,000, respectively. For the three and nine month periods ended September 30, 2006, management change costs were $888,000 and $2.9 million, respectively. These costs related to severance for departing officers and employees as well as recruiting costs for new officers. There were no costs charged to this classification since the second quarter 2007.

(7) Inventories
Merchandise Inventories. We value our inventories at the lower of cost or market. For warehouse inventories, cost is determined using a weighted average cost (“WAC”) method. We value inventory in our stores under the retail inventory method (“RIM”). Under RIM, store inventories are initially valued at their current retail selling price multiplied by a cost complement to arrive at an inventory value at cost. The cost complement is a ratio of merchandise available for sale at cost to merchandise available for sale at its original selling price. On a quarterly basis, management uses a specific cost method to determine the value of its store inventories. Through its point of sale system, the Company is able to assign a stock-keeping unit (“SKU”) specific cost to every item sold. Using this information, along with estimates for inventory shrinkage and transportation costs, management estimated cost of sales and inventory during the first three quarters of each year.
Management includes the cost of purchasing, warehousing, and transportation in the cost of inventory. Vendor allowances, which primarily represent volume discounts and cooperative advertising funds, are recorded as a reduction in the cost of merchandise inventories. For merchandise where we are the direct importer, ocean freight, duty and internal transfer costs are included as inventory costs.
The estimates for inventory shrinkage used to value inventory on a quarterly basis are adjusted to actual shrinkage amounts at year-end when a full physical inventory in each of our stores and warehouse facility are taken.
Our inventory valuation methodology also requires other management estimates and judgment, such as the net realizable value of merchandise designated for clearance or on overstock or slow-moving merchandise. The accuracy of these estimates can be impacted by many factors, some of which are outside of management’s control, including changes in economic conditions and consumer buying trends. We believe that the process we use results in an appropriate inventory value.
Effective January 1, 2008, the Company intends to change its method of accounting for store inventories from the retail method to WAC. The Company believes WAC is a preferable method as it results in an inventory valuation which more closely reflects the acquisition cost of inventory and provides for a better matching of cost of sales with the related sales.
As stated in SFAS 154, “Accounting Changes and Error Corrections,” when it is impracticable to determine the cumulative effect of applying a change of accounting principle to any prior period, the new accounting principle is applied as if the changes were made prospectively as of the earliest date practicable. Therefore, the Company expects to adopt WAC effective January 1, 2008. We anticipate that the adoption will result in a reduction in inventory of approximately $2.1 million, which net of tax will be recorded as a reduction in retained earnings as of the beginning of 2008.
(8) Property and Equipment
Property and equipment are stated at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets. Buildings are depreciated over 40 years and building improvements are depreciated principally over 20 years. Furniture, fixtures, software and equipment are depreciated over periods of five to 10 years and leasehold improvements are depreciated over the shorter of their estimated useful lives or the original term of the related lease. Maintenance and repairs are charged to operations as incurred and major improvements are capitalized.

The Company capitalizes certain costs incurred in connection with developing or obtaining internal use software. These capitalized software costs are included in “Property and equipment, net” in the Company’s Consolidated Balance Sheets, and are being amortized over the estimated useful life of the software, not to exceed five years.
(9) Insurance Liabilities
The Company uses a combination of third party and self-insurance to cover certain risks, including workers compensation, general liability, property, ocean marine and medical claims. Insurance liabilities are a component of “Accrued expenses” in the Company’s Consolidated Balance Sheets and represent an estimate of the ultimate cost of uninsured liability as of the balance sheet date, less claims that have been paid. These liabilities are actuarially estimated based on historical data and industry trends.
(10) Financing Agreement
The Company maintains two mortgage agreements with Wachovia Bank on its corporate office and main distribution center which are collateralized by land, buildings and equipment. Of the original $30.0 million in mortgages, $22.5 million ($18.0 million as of September 30, 2007) is repayable over 15 years and $7.5 million ($4.3 million as of September 30, 2007) is repayable over seven years. Fixed monthly payments are $214,000. In November 2006, the Company effectively converted these mortgages from a variable rate to fixed interest rates of 5.77% on the 15-year mortgage and 5.72% on the seven-year mortgage through the use of an interest rate swap.
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
In January 2008, the Company amended the two mortgages and entered into a promissory note. Pursuant to the loan modification, Wachovia has agreed to waive non-compliance with certain provisions of the loan documents as a result of the Company’s failure to deliver the financial statements for the quarter ended September 30, 2007. The loan modification also amended the loan documents to (i) increase the interest rate for the two mortgages and borrowing under the line of credit from a LIBOR-based rate plus 65 basis points to a LIBOR-based rate plus 90 basis points, and (ii) require the Company to maintain a deposit account with the bank with a minimum balance of $500,000. These two provisions terminate when the Company files this Form 10-Q and the required restatements.
At December 31, 2007, we had a $35.0 million line of credit agreement with Wachovia, which is scheduled to expire on May 31, 2008. We intend to negotiate to extend the line of credit once the required restatements are filed. At December 31, 2007, the Company had no outstanding principal balance under the line of credit; however, a $6.45 million letter of credit has been issued under the line. The letter of credit replaced a workers’ compensation insurance cash escrow account that has been redeployed in other investments.

(11) Revenue Recognition
The Company recognizes revenue at the time of sale of merchandise to its customers, with the exception of the sale of custom frames, which are recognized at the time of delivery. If the purchase is from our e-commerce channel, revenue is recognized at the time of shipment. The value of point of sale coupons, which have a very limited life, and other discounts that result in a reduction of the price paid by the customer are recorded as a reduction of sales. Sales returns, which are reserved for based on historical experience, are provided for in the period that the related sales are recorded.
Proceeds from the sale of gift cards are recorded as gift card liabilities and recognized as revenue when redeemed by the holder. Unredeemed gift cards are evaluated to determine whether the likelihood for redemption is remote (gift card breakage). We recognize gift card breakage as income based on historical redemption patterns.
(12) Income Taxes
The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), on January 1, 2007. As a result of adoption, the Company recognized an increase of $608,000 in a reserve for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings. Including the cumulative effect increase on January 1, 2007, the Company has $1,061,000 of unrecognized tax benefits, all of which would affect the effective tax rate if recognized. The Company’s reserve for uncertain tax positions is included as a long term liability under the caption “Deferred tax and other liabilities” on the Consolidated Balance Sheet. Included in these unrecognized benefits are approximately $188,000 of accrued interest and $164,000 of penalties. Effective with the adoption of FIN 48, the Company will record interest as a component of interest expense and penalties as a component of income tax expense. Prior to the adoption of FIN 48, interest accrued on unrecognized tax benefits was recorded as a component of income tax expense. Changes in the reserves for taxes, interest and penalties during the first nine months of 2007 were not significant.
The Company is subject to U.S. Federal income tax as well as income tax of multiple state jurisdictions. The Company has substantially concluded all material tax matters in jurisdictions where it files returns for years through 2003.
In February 2008, the Company finalized an audit with the Internal Revenue Service that covered the 2004 through 2006 tax years. This audit resulted in a payment of total tax and interest of $2.1 million.
The Company’s effective tax rate for the first nine months of 2007 was 36.9% as compared to 40.5% in the first nine months of 2006. This decrease was primarily attributable to an increase in tax free interest income and a reduction in compensation expense from incentive stock options.
(13) Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
(In thousands, except per share data)		(as restated)		(as restated)
Net (loss)	$(654)	$(3,020)	$(868)	$(5,333)

Weighted average shares:
Basic	20,275	19,916	20,230	19,873
Incremental shares from assumed exercise of stock options and stock appreciation rights	—	—	—	—

Diluted	20,275	19,916	20,230	19,873

Basic net (loss) per share	$(0.03)	$(0.15)	$(0.04)	$(0.27)

Diluted net (loss) per share	$(0.03)	$(0.15)	$(0.04)	$(0.27)

Stock options and stock appreciation rights excluded from calculation because exercise price was greater than average market price	857	680	701	680

Potentially dilutive shares excluded from the calculation as the result would be anti-dilutive	451	866	606	866

(14) Commitments and Contingencies
On July 23, 2007, the Company entered into a Confidential Settlement Agreement with a former employee to resolve claims made against the Company pursuant to a civil action.
As previously disclosed, on April 4, 2003, a civil action was filed against the Company in the Superior Court of New Jersey, Burlington County – Law Division by Kathleen Stahl, a former store merchandiser for the Company, for alleged retaliatory harassment and constructive discharge under the New Jersey Conscientious Employee Protection Act. On October 30, 2006, a jury returned a verdict in the favor of the plaintiff for $19,600 in lost wages, $1.8 million for emotional distress and $1.5 million in punitive damages. The Confidential Settlement Agreement absolutely released the Company, its successors, and related parties for any matter arising out of the subject matter of the civil action in exchange for a total settlement amount of $850,000, which had a net after tax cost of $530,000. The settlement was recorded in the second quarter. The settlement amount is inclusive of all of the plaintiff’s attorney’s fees and all interest owing to and taxes owing by the plaintiff and concludes nearly five years of dispute and litigation. The civil action was dismissed with prejudice and without costs pursuant to a stipulation of dismissal.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Relating to Forward-looking Statements
The following discussion contains statements that are forward-looking within the meaning of applicable federal securities laws and are based on our current expectations and assumptions as of this date. We undertake no obligation to update or revise any forward-looking statement whether as the result of new developments or otherwise. These statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated. Factors that could cause actual results to differ from those anticipated include, but are not limited to, our ability to implement our business and operating initiatives to improve profitability, customer demand and trends in the arts and crafts industry, inventory risks, the effect of economic conditions and gasoline prices, the impact of unfavorable weather conditions, the impact of competitors’ locations or pricing, the availability of acceptable real estate locations for new stores, difficulties with respect to new system technologies, difficulties in implementing measures to reduce costs and expenses and improve margins, supply constraints or difficulties, the effectiveness of and changes to advertising strategies, difficulties in determining the outcome and impact of litigation, the impact of the threat of terrorist attacks and war, our ability to maintain an effective system of internal control over financial reporting, the results of our review of our inventory accounting practices, our ability to regain compliance with The NASDAQ Stock Market listing standards and other risks detailed in the Company’s Securities and Exchange Commission (“SEC”) filings. For additional information concerning factors that could cause actual results to differ materially from the information contained herein, reference is made to the information under Part II, “Item 1A. Risk Factors” as set forth below and in our Annual Report on Form 10-K for the year ended December 31, 2007 to be filed with the SEC.
Restatement of Consolidated Financial Statements
     On October 24, 2007, the Audit Committee of our Board of Directors, in consultation with management, determined that the financial statements for the years ended December 31, 2004, 2005 and 2006 contained in our annual report on Form 10-K for the year ended December 31, 2006 and our quarterly reports on Form 10-Q for the first, second and third quarters of 2006 and the first and second quarters of 2007 should be restated due to an error in the formula used to value the Company’s store inventories under the retail inventory method (“RIM”).
     Correction of our inventory valuation resulted in a restatement of our financial statements for the periods including and prior to the six months ended June 30, 2007 as contained in this quarterly report on Form 10-Q. The total adjustment through June 30, 2007 relating to the correction of the RIM error was a reduction in net income of $13.2 million, net of an income tax benefit of $7.4 million. In addition, the restated financial statements also reflect an adjustment to amounts previously reported related to the timing of recognition of internal transfer costs on imported merchandise. The total adjustment through June 30, 2007 relating to the internal transfer costs was a reduction to net income of $2.8 million, net of an income tax benefit of $1.6 million.
Effects of Restatement
     The following table provides a summary of selected line items from our Consolidated Statements of Operations for the six months ended June 30, 2007 and the years ended December 31, 2006 and 2005 affected by this restatement. See Note 1 in our Notes to Consolidated Financial Statements for tables that reconcile our previously reported amounts to the restated amounts and for a more detailed description of the adjustments underlying the restatement. The impact on gross margin from this restatement in any quarter was less than 1% of sales. There is no impact on total operating cash flows resulting from our restatement.

	Summary Statement of Operations
	(In thousands except per share data)
	Six Months
	Ended June 30,	Years Ended December 31,
	2007	2006	2005
As previously reported:
Cost of sales	$151,727	$358,725	$326,581
Income before taxes	363	4,543	16,068
Net income	229	2,434	10,042
Earnings per share	0.01	0.12	0.50

As restated:
Cost of sales	$152,429	$362,678	$328,565
Income (loss) before taxes	(339)	590	14,084
Net income (loss)	(214)	(406)	8,901
Earnings (loss) per share	(0.01)	(0.02)	0.44

Correction of inventory valuation adjustments:
Cost of sales	$702	$3,953	$1,984
(Loss) before taxes	(702)	(3,953)	(1,984)
Net (loss)	(443)	(2,840)	(1,141)
(Loss) per share	(0.02)	(0.14)	(0.06)

Overview
General
We are a specialty retailer of arts, crafts and floral merchandise for a wide range of customers. Our first store opened in Moorestown, New Jersey in 1985. As of September 30, 2007, we operated 127 stores in the Eastern United States from Maine to Florida. As of March 16, 2008, we operated 136 stores. Our stores typically range from 20,000 to 25,000 square feet. We also serve customers nationally through our e-commerce site, www.acmoore.com.
Due to the importance of our peak selling season, which includes the Fall and Winter holiday seasons, the fourth quarter has historically contributed, and is expected to continue to contribute, a significant portion of our profitability for the entire year. As a result, any factors negatively affecting us during the fourth quarter of any year, including adverse weather and unfavorable economic conditions, would have a material adverse effect on our results of operations for the entire year.
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
For the full year 2007, the Company’s comparable store sales decreased by 10.3% while gross margins improved by 2.4% compared to last year. For the nine months ended September 30, 2007, comparable store sales decreased by 8.3%, while gross margin improved by 1.8%. The decline in comparable store sales was an expected result of the implementation of management’s primary business and operating initiatives that are discussed in more detail below. We believe that the Company had reached a point of diminishing returns for many of the costs being incurred to increase sales, which included advertising and store payroll. Changes made to our store staffing and advertising programs coupled with major product resets which took longer to execute than we anticipated, all had an adverse effect on comparable store sales. In addition, lower inventory levels and changes in sourcing caused an increase in out-of stock merchandise which also had a negative impact on sales.
While we may experience cannibalization of sales in our existing stores and an increased selling, general and administrative expense rate as we continue to refine our real estate site location strategy, we expect improvements in the execution of our operating initiatives that we believe will lessen the impact on comparable store sales in the second half of 2008. The increase in gross margin was achieved through a combination of a shift in product mix, vendor cost leveraging and retail price adjustments. We expect these factors to continue to have a positive impact on gross margin in 2008. However, competitive pressure or weakness in the retail environment could result in additional downward pressure on comparable store sales or cause us to be more promotional than we currently expect, which would have a negative impact on margins.
Business and Operating Strategy
The year 2007, including the three and nine months ended September 30, 2007, involved substantial transition as our new management team focused on reviewing and adjusting various aspects of our business and operations to position us for improved performance. Management’s primary business and operating initiatives are discussed below.
     Improve Store Profitability. We continue to strive to improve store profitability by reducing expenses through a focus on the following areas: store payroll, real estate site location strategy, advertising spending, centrally directed operations and our new store prototype.

•	Decreasing store payroll costs. We introduced a new general manager compensation plan based on pay-for-performance beginning in January 2007. Bonuses earned in one year are no longer rolled into base salary for the coming year. New store staffing models, including a mix of full- and part-time associates based on sales patterns, were implemented in the second quarter of 2007. While we believe that our new store staffing model is appropriate for our store operations, we will continue in 2008 to refine staffing to address freight, ordering, recovery, merchandising and customer service more effectively.

•	Real estate site location strategy. Our objective is to achieve an appropriate balance between increasing store openings in existing markets, which could adversely affect comparable store sales, and opening a single store in multi-store markets which are new to us, which may contribute to an increase in our selling, general and administrative expense rate. When we enter new markets in the future that we deem to be multi-store markets, we intend to open more than one store. Previously, including certain of our stores to be opened in 2008, we entered new markets opening only a single store. Management periodically reviews store performance and future prospects to identify underperforming locations and assess closure of those stores that are no longer strategically or economically viable. We are about to begin such a detailed analysis subsequent to the filing of this quarterly report on Form 10-Q.

•	Advertising spending. In 2007, we utilized the services of a newspaper placement agency to negotiate our insertion rates and distribution costs. We implemented those recommendations by the end of the third quarter. We will continue this initiative in 2008 by analyzing our distribution methods to enhance productivity of the advertising vehicles.

•	Centrally directed operations and our store prototype. We believe that increasing the level of standardization in operations and centrally directed management practices will improve our operating efficiencies. This initiative includes, without limitation, standardizing the presentation in our stores, reengineering our store processes and implementing and refining our new store prototype which we refer to as our “Nevada” model. As of March 16, 2008, we opened 14 Nevada class stores. We believe the Nevada model will help us achieve efficiencies through increased ease of operation and reduced labor costs. While we believe the Nevada model is a desirable design, we are currently refining the design based on the results of this initial phase of implementation and expect to continue to do so in the future.
     Increase Gross Margins. We are focused on increasing gross margins through implementation of category management of our merchandise, increasing globally sourced and private label products, and improving supply chain efficiencies.
•	Category management. We are currently working on a category management process designed to optimize sales, expand gross margin and better control our inventory investment. Category management involves the use of a merchandise planning calendar that defines the timeline for each action required to achieve a store set date on plan-o-grams and seasonal programs. We anticipate that this process will reduce out-of-stock conditions. Also included in this initiative is implementation of a category management structure and processes. Examples of these processes are an open-to-buy program for review of purchases of seasonal and large buys and a comprehensive clearance program.

•	Globally sourced and private label products. Beginning in the second half of 2007, we sold products in our stores that were imported directly through an arrangement with a global sourcing supplier. We expect that the number of products globally sourced will increase in the future. During the same time, we also introduced in our stores private-label products bearing the A.C. Moore name and logo. We believe that increased global sourcing and sale of private label products will result in gross margin improvement.
•	Supply chain efficiencies. We recently implemented a performance management program in our main distribution center. Each job function was reviewed to improve the method of performance and maximize efficiencies. Quantifiable engineered standards were developed to measure building, area and individual associate performance. In addition, with the assistance of an outside consultant, we anticipate completion of a logistics network strategy review by the end of the second quarter of 2008. This project will identify the distribution network configuration to service A.C. Moore stores over the next five years and will provide an implementation roadmap for the expansion of our distribution network. We believe these initiatives will help reduce costs associated with product distribution.
     Improve Information Technology. We are committed to enhancing our information technology to increase operating efficiencies, improve merchandise selection and better serve our customers. During 2007, we made infrastructure improvements, implemented a fully featured ecommerce site with over 50,000 SKUs, and captured physical inventories at the SKU-level. The SKU-level inventory enabled us to implement a perpetual inventory beginning in January 2008 which will be the precursor for additional merchandising systems, including automated replenishment. A project team consisting of consultants and A.C. Moore associates is working on the implementation of a packaged comprehensive retail merchandising system, which will begin with merchandising management and reporting and a pilot of replenishment in 2008 followed by full replenishment and allocation in the second half of 2009. We do not anticipate realizing benefits from the automated replenishment system until 2010 due to a period of adjustment in operations following implementation.
Results of Operations
The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales and the number of stores open at the end of each such period:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(as restated)		(as restated)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	57.0	59.4	58.1	59.9

Gross margin	43.0	40.6	41.9	40.1
Selling, general and administrative expenses	43.1	42.9	41.9	40.9
Costs related to change in management	0.0	0.7	0.1	0.7
Store pre-opening expenses	0.8	0.7	0.4	0.6

Loss from operations	(0.9)	(3.8)	(0.5)	(2.2)
Net interest (income) expense	(0.1)	0.2	(0.1)	0.1

Loss before income taxes	(0.8)	(3.9)	(0.4)	(2.3)
Benefit for income taxes	(0.3)	(1.6)	(0.1)	(0.9)

Net (loss)	(0.5)%	(2.3)%	(0.2)%	(1.4)%

Number of stores open at end of period	127	117
Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
Net Sales. Net sales decreased $6.3 million, or 4.9%, to $122.6 million in the three months ended September 30, 2007 from $128.9 million in the comparable 2006 period. This decrease is comprised of (i) an increase in net sales of $6.8 million from stores not included in the comparable store base, (ii) a comparable store sales decrease of $12.6 million, or 10.0%, and (iii) net sales of $0.5 million from stores closed since the comparable period last year. As previously stated, our focus on store profitability has negatively impacted comparable store sales. Specifically, the process of evaluating the reach, frequency and timing of our advertisements, and adjusting store inventory and payroll to align with sales volume had an impact on comparable store sales.
Merchandise categories that performed below the Company average on a comparable store basis included candles, picture frames, yarn, jewelry, kids crafts and seasonal. Categories that performed better than average included memories, custom framing, cake and candy making, wood and floral.
Gross Margin. Gross margin is net sales minus the cost of merchandise which includes purchasing and receiving costs, inbound freight, duties related to import purchases, internal transfer costs and warehousing costs. Gross margin as a percent of net sales was 43.0% for the three months ended September 30, 2007, and 40.6% for the three months ended September 30, 2006. This 2.4% improvement in gross margin is attributable to lower merchandise costs from an increase in direct sourcing, reduced couponing as a percent of sales and retail price adjustments as a result of ongoing price elasticity studies.
Selling, General and Administrative Expenses. Selling, general and administrative expenses include (a) direct store level expenses, including rent and related operating costs, payroll, advertising, depreciation and other direct costs, and (b) corporate level costs not directly associated with or allocable to cost of sales, including executive salaries, accounting and finance, corporate information systems, office facilities, stock-based compensation and other corporate expenses.

Selling, general and administrative expenses, as a percent of sales, increased 0.2% in the three months ended September 30, 2007 to 43.1% from 42.9% in the three months ended September 30, 2006. This increase is the result of deleveraging of store occupancy costs against a decline in same store sales, principally offset by a reduction in store payroll as a percent of sales.
Costs Related to Change in Management. On June 1, 2006, the Company appointed a new Chief Executive Officer to replace the previous Chief Executive Officer who retired on that same date. Since that time there have been various other management changes. For the three months ended September 30, 2007 and 2006, respectively, the Company incurred costs of $0 and $888,000 related to severance costs for departing officers and employees as well as recruiting costs for new officers. There were no costs charged to this classification since the second quarter 2007.
Store Pre-Opening Expenses. We expense store pre-opening expenses as they are incurred which includes lease costs prior to a store opening. Pre-opening expenses for the three stores opened in the third quarter of 2007 amounted to $962,000. In the third quarter of 2006, we incurred store pre-opening expenses of $930,000, related to the three stores opened in that quarter and lease costs related to stores opened later in 2006.
Interest Income and Expense. In the third quarter of 2007, we had interest income of $430,000 compared with interest income of $187,000 for the same period in 2006. This increase is attributable to our increase in cash.
Income Taxes. Our effective tax rate for the third quarter of 2007 was 36.9%, as compared to 40.5% for the three months ended September 30, 2006. This decrease is primarily attributable to an increase in tax free interest income and a reduction in compensation expense from non-deductible incentive stock options.
Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
Net Sales. Net sales decreased $9.3 million, or 2.4%, to $382.4 million in the nine months ended September 30, 2007 from $391.7 million in the comparable 2006 period. This decrease is comprised of (i) net sales of $23.8 million not included in the comparable store base, (ii) a comparable store sales decrease of $31.8 million, or 8.3%, and (iii) net sales of $1.3 million from stores closed since the comparable period last year. As stated above, our focus on store profitability, among other things, has negatively impacted comparable store sales. Specifically, the process of evaluating the reach, frequency and timing of our advertisements, adjusting store inventory and payroll to align with sales volume and the execution of major resets in memories and picture frames all had an impact on comparable store sales.
Merchandise categories that performed below the Company average on a comparable store basis included yarn, floral arrangements, books and kids crafts. Categories that performed better than average included memories, custom framing, cake and candy making and wood.
Gross Margin. Gross margin as a percent of net sales was 41.9% for the nine months ended September 30, 2007, and 40.1% for the nine months ended September 30, 2006. This 1.8% improvement in gross margin is attributable to lower merchandise costs from an increase in direct sourcing, reduced couponing as a percent of sales and retail price adjustments as a result of ongoing price elasticity studies.
Selling, General and Administrative Expenses. Selling, general and administrative expenses, as a percent of sales, increased 1.0% in the nine months ended September 30, 2007 to 41.9% from 40.9% in the nine months ended September 30, 2006. Costs related to a one time legal settlement represent 0.2% of this increase and the balance of the increase is the result of deleveraging of store occupancy costs against a decline in comparable store sales partially offset by a reduction in store payroll as a percent of sales.

Costs Related to Change in Management. On June 1, 2006, we appointed a new Chief Executive Officer to replace the previous Chief Executive Officer who retired on that same date. In connection with these and other management changes we incurred expenses of $435,000 in the nine months ended September 30, 2007 and $2.9 million in the comparable period of 2006. These costs include severance for departing executives as well as recruitment costs for new executives. There were no costs charged to this classification since the second quarter 2007.
Store Pre-Opening Expenses. Pre-opening expenses for the five stores we opened in the first nine months of 2007 amounted to $1.5 million. In the first nine months of 2006, we opened nine stores and incurred store pre-opening expenses of $2.2 million related to the stores opened and lease costs related to stores opened later in 2006.
Interest Income and Expense. In the first nine months of 2007, we had interest income of $1.6 million compared to $819,000 in 2006. This increase is attributable to our increase in cash.
Income Taxes. Our effective tax rate for the first nine months of 2007 was 36.9% as compared to 40.5% for the comparable period in 2006. This decrease is primarily attributable to an increase in tax free interest income and a decrease in compensation expense from non-deductible incentive stock options.
Liquidity and Capital Resources
Our cash is used primarily for working capital to support our inventory requirements and fixtures and equipment, pre-opening expenses and beginning inventory for new stores. In recent years, we have financed our operations and new store openings primarily with cash from operations. In 2004, we borrowed $30.0 million under two mortgage agreements we have with Wachovia Bank N.A. (“Wachovia”) to finance our new distribution center and corporate offices.
At September 30, 2007 and December 31, 2006, our working capital was $139.8 million and $143.2 million, respectively. Cash used in operations was $20.1 million for the nine months ended September 30, 2007. This was principally the result of a $19.6 million increase in seasonal inventory and an $8.5 million reduction in accounts payable, accrued expenses and income taxes payable, partially offset by $10.4 million of depreciation and amortization. For the nine months ended September 30, 2006, cash used in operations was $25.7 million, principally as a result of an increase in inventories of $19.1 million, due to expected seasonal increases and to support new store openings.
Net cash used in investing activities during the nine months ended September 30, 2007 was $13.0 million, all of which related to capital expenditures. In 2007, we expect to spend approximately $19.0 million on capital expenditures, which includes $10.0 million for new store openings, and the remainder for remodeling existing stores, upgrading systems in existing stores, warehouse equipment and corporate systems development. For the nine months ended September 30, 2006, we invested $14.6 million in capital assets and received $5.2 million from the maturity of marketable securities.
We maintain two mortgage agreements with Wachovia related to our main distribution center and corporate offices, of which $22.3 million was outstanding at September 30, 2007. The mortgages are secured by land, building, and equipment. Of the original $30.0 million in mortgages, $22.5 million ($18.0 million at September 30, 2007) is repayable over 15 years and $7.5 million ($4.3 million at September 30, 2007) is repayable over seven years. Fixed monthly payments totaling $214,000 started in October 2004. In November 2006, we effectively converted these mortgages from a variable interest rate to fixed interest rates of 5.77% on the 15-year mortgage and 5.72% on the seven-year mortgage through the use of an interest rate swap.

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
In January 2008, we amended the two mortgages and entered into a promissory note. Pursuant to the loan modification, Wachovia has agreed to waive non-compliance with certain provisions of the loan documents as a result of the Company’s failure to deliver the financial statements for the quarter ended September 30, 2007. The loan modification also amended the loan documents to (i) increase the interest rate for the two mortgages and borrowing under the line of credit from a LIBOR-based rate plus 65 basis points to a LIBOR-based rate plus 90 basis points, and (ii) require the Company to maintain a deposit account with a minimum balance of $500,000 with Wachovia. These two provisions terminate when the Company files this Form 10-Q and the required restatements.
At September 30, 2007, we had a $35.0 million line of credit agreement with Wachovia, which is scheduled to expire on May 31, 2008. We intend to negotiate to extend the line of credit once this Form 10-Q and the required restatements are filed. At September 30, 2007, the Company had no outstanding principal balance under the line of credit. However, in January 2008, a $6.45 million letter of credit was issued under the line. The letter of credit replaced a workers compensation insurance cash escrow account that has been redeployed in other investments.
In December 2007, the Company filed a request with the Internal Revenue Service to change its tax method of accounting for inventory. If this request is granted, and management believes that it will be, the Company will receive a tax deduction on its 2007 Federal income tax return of approximately $19.9 million, which will result in a tax refund of approximately $7.0 million. The Company expects to receive this refund sometime during the second half of 2008.
In February 2008, the Company finalized an audit with the Internal Revenue Service that covered the 2004, 2005 and 2006 tax years and resulted in a payment of tax and interest totaling $2.1 million.
We believe the cash generated from operations during the year and available borrowings under the line of credit agreement will be sufficient to finance our working capital and capital expenditure requirements for at least the next 12 months.
Critical Accounting Estimates
Except as described below, our accounting policies are fully described in Note 2 of our notes to consolidated financial statements to be included in our Annual Report on Form 10-K for the year ended December 31, 2007. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from those estimates. Management makes adjustments to its assumptions and judgments when facts and circumstances dictate. The amounts currently estimated by us are subject to change if different assumptions as to the outcome of future events were made. We evaluate our estimates and judgments on an ongoing basis and predicate those estimates and judgments on historical experience and on various other factors that management believes to be reasonable under the circumstances. Management believes the following critical accounting estimates encompass the more significant judgments and estimates used in preparation of our consolidated financial statements:
•	merchandise inventories;

•	impairment of long-lived assets;

•	reserve for store closures;

•	stock-based compensation under SFAS No. 123(R);

•	income taxes and accounting for uncertain tax positions under FIN 48, as defined below;

•	legal contingencies; and

•	other estimates.
Other than accounting for uncertain tax positions under FIN 48, which is described below, the foregoing critical accounting estimates will be more fully described in our Annual Report on Form 10-K for the year ended December 31, 2007.
Accounting for Uncertain Tax Positions Under FIN 48
Effective January 1, 2007 we began accounting for uncertain tax positions under the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize and measure the impact of uncertain tax positions on its financial statements. Determining whether an uncertain tax position should be recognized and how to measure the amount of the tax benefit requires significant judgment. As of January 1, 2007, our reserve for uncertain tax positions totaled $1.1 million and was classified as a long-term liability. In February 2008, the Company finalized an audit with the Internal Revenue Service that covered the 2004 through 2006 tax years. This audit resulted in a payment of total tax and interest of $2.1 million. For further discussion of accounting for uncertain tax positions under the provisions of FIN 48, see Note 12 in our notes to consolidated financial statements contained in this quarterly report on Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We invest cash balances in excess of operating requirements primarily in money market mutual funds. The fair value of our cash and equivalents at September 30, 2007 approximated carrying value. A hypothetical decrease in interest rates of 10% compared to the rates in effect at September 30, 2007 would reduce our interest income $149,000 annually.
We had no borrowing outstanding under our line of credit at September 30, 2007. The interest rates on our mortgages fluctuate with market rates and therefore the value of these financial instruments will not be impacted by a change in interest rates. In November 2006, we entered into an interest rate swap that had the effect of converting our variable mortgages to a fixed rate. As a result, a 10% increase or decrease in interest rates would have no impact on our interest expense as the increase/decrease in interest paid on our mortgages would be offset by a corresponding decrease/increase in the interest received from our swap. A 10% decrease in interest rates would cause the fair market value of the swap to decrease by $700,000.

ITEM 4. CONTROLS AND PROCEDURES
Background
On October 24, 2007, the Audit Committee of our Board of Directors concluded that the financial statements for the years ended December 31, 2004, 2005 and 2006 contained in our annual report on Form 10-K for the year ended December 31, 2006 and our quarterly reports on Form 10-Q for the first, second and third quarters of 2006 and for the first and second quarters of 2007 will be restated and the Form 10-K and 10-Q for these periods should no longer be relied upon due to an error in the formula used to value the Company’s store inventories under the retail inventory method (“RIM”). Management believes that this error, which is discussed in Note 1 to the Consolidated Financial Statements and Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this Form 10-Q, has occurred since at least 2002.
Correction of our inventory valuation resulted in a restatement of our financial statements for the periods including and prior to the six months ended June 30, 2007 as contained in this quarterly report on Form 10-Q and to be contained in our annual report on Form 10-K for the year ended December 31, 2007. The total adjustment through June 30, 2007 relating to the correction of the RIM error was a reduction in net income of $13.2 million, net of an income tax benefit of $7.4 million. In addition, the restated financial statements also reflect an adjustment to amounts previously reported related to the timing of recognition of internal transfer costs on imported merchandise. The total adjustment through June 30, 2007 relating to the internal transfer costs was a reduction to net income of $2.8 million, net of an income tax benefit of $1.6 million.
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and procedures that are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
We carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2007 because of the material weakness described in “Management’s Report on Internal Control Over Financial Reporting” below.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
We did not maintain effective controls over the accuracy and valuation of the accounting for and disclosure of inventory and the related cost of revenue accounts. Specifically, our controls over the formulas used to calculate the cost complement to value the Company’s inventories under RIM and the timing of recognition of internal transfer costs on imported merchandise were not effective. This control deficiency resulted in the misstatement of our inventory and the related cost of revenue accounts and disclosures, and in the restatement of the Company’s consolidated financial statements for 2006 and 2005, each of the interim periods of 2006, the first and second quarters in 2007 and in adjustments to the consolidated financial statements for the third and fourth quarters of 2007. Additionally, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, we determined that this control deficiency constituted a material weakness at September 30, 2007.
As a result of the material weakness described above, management concluded that our internal control over financial reporting was not effective as of September 30, 2007 based on the criteria established in Internal Control — Integrated Framework issued by the COSO.
Plan for Remediation of Material Weakness
We plan to change our method of accounting for store inventories from RIM to weighted average cost (“WAC”) effective as of January 1, 2008. Inventory held in the Company’s distribution center has historically been and is currently valued using WAC. Management believes that the adoption of WAC for valuing our store inventories effective as of January 1, 2008, will remediate the identified control deficiency.
In addition, the implementation of a store perpetual inventory system in January 2008 will enable management to refine estimates relating to our deferred internal transfer costs because a perpetual inventory allows us to determine the value of import merchandise relating to on-hand quantities in our stores and at our distribution centers. Management believes that implementation of a store perpetual inventory system, and implementation of appropriate internal controls, will remediate the identified control deficiency.
Changes in Internal Control Over Financial Reporting
Other than as described above under “Plan for Remediation of Material Weakness,” there has been no change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the third quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On July 23, 2007, the Company entered into a Confidential Settlement Agreement with a former employee to resolve claims made against the Company pursuant to a civil action.
As previously disclosed, on April 4, 2003, a civil action was filed against the Company in the Superior Court of New Jersey, Burlington County — Law Division by Kathleen Stahl, a former store merchandiser for the Company, for alleged retaliatory harassment and constructive discharge under the New Jersey Conscientious Employee Protection Act. On October 30, 2006, a jury returned a verdict in the favor of the plaintiff for $19,600 in lost wages, $1.8 million for emotional distress and $1.5 million in punitive damages. The Confidential Settlement Agreement absolutely released the Company, its successors, and related parties for any matter arising out of the subject matter of the civil action in exchange for a total settlement amount of $850,000, which had a net after tax cost of $530,000. The settlement amount is inclusive of all of the plaintiff’s attorney’s fees and all interest owing to and taxes owing by the plaintiff and concludes nearly five years of dispute and litigation. The civil action was dismissed with prejudice and without costs pursuant to a stipulation of dismissal.
The Company is involved in legal proceedings from time to time in the ordinary course of business. Management believes that none of these legal proceedings will have a materially adverse effect on the Company’s financial condition or results of operations. However, there can be no assurance that future costs of such litigation would not be material to our financial condition or results of operations.
ITEM 1A. RISK FACTORS
Unfavorable economic conditions could have a material adverse effect on our business, revenue and profitability.
In general, our sales depend on discretionary spending by our customers. Discretionary spending is affected by many factors, including, among other things, general business conditions, interest rates, the availability of consumer credit, taxation, unemployment rates, inflation, weather and consumer confidence in future economic conditions. Customers’ purchases of discretionary items, including our products, could decline during periods when disposable income is lower or during periods of actual or perceived unfavorable economic conditions. In such instances, our revenues and profitability will decline. A prolonged economic downturn could have a material adverse effect on our business, financial condition and results of operations.
An increase in our sales, profitability and cash flow will depend on our ability to increase the number of stores we operate and increase the productivity and profitability of our existing stores.
If we are unable to increase the number of stores we operate and increase the productivity and profitability of our existing stores, our ability to increase our sales, profitability and cash flow could be significantly impaired. To the extent we are unable to open new stores as planned, our sales growth would come only from increases in comparable store sales. There can be no assurance that we will be able to increase our comparable store sales, improve our margins or reduce costs as a percentage of sales. Growth in profitability in that case would depend significantly on our ability to increase margins or reduce our costs as a percentage of sales. Further, as we implement new initiatives to reduce the cost of operating our stores, our sales and profitability may be negatively impacted.
There are many factors, some of which are beyond our control, which could impact our ability to increase the number of stores we operate and increase store productivity and profitability. These factors include, but are not limited to:
•	our ability to identify suitable markets in which to expand,

•	the availability of suitable sites for additional stores,

•	our ability to negotiate acceptable lease terms for sites we identify,

•	the availability of acceptable financing to support our growth, and

•	our ability to hire, train and retain a sufficient number of qualified general managers and other store personnel.
Our success will depend on how well we manage our growth.
Even if we are able to expand our store base and increase the productivity and profitability of our existing stores, we may experience problems relating to our growth, which may prevent any significant increase in profitability or negatively impact our cash flow. For example:
•	The costs of opening and operating new stores, especially in new markets, may offset the increased sales generated by the additional stores.

•	The opening of additional stores in an existing market could reduce net sales from existing stores in that market.

•	The opening of stores in new markets may present competitive and merchandising challenges that are different than those we face in our existing markets.

•	The closing or relocation of under-performing stores may result in us retaining liability for outstanding lease obligations.

•	Our growth may outpace our ability to expand, upgrade and improve our administrative, operational and management systems, controls and resources.

•	Our suppliers may be unable to meet our increased demand for merchandise as a result of the additional stores and increased productivity of our existing stores.

•	We may be unable to expand our existing distribution capabilities, or employ third-party distribution services on a cost-effective basis, to provide sufficient merchandise for sale by our new stores.
A weak fourth quarter would have a material adverse effect on our operating results for the year.
Our business is highly seasonal. Due to the importance of our peak selling season, which includes the Fall and Winter holiday seasons, the fourth quarter has historically contributed, and is expected to continue to contribute, a significant portion of our net income for the entire year. In anticipation of increased sales activity during the fourth quarter, we incur significant additional expense both prior to and during the fourth quarter. These expenses may include acquisition of additional inventory, advertising, in-store promotions, seasonal staffing needs and other similar items. As a result, any factors negatively affecting us during the fourth quarter of any year, including adverse weather and unfavorable economic conditions, would have a material adverse effect on our results of operations for the entire year.
Our quarterly results fluctuate due to a variety of factors and are not a meaningful indicator of future performance.
     Our quarterly results have fluctuated in the past and may fluctuate significantly in the future depending upon a variety of factors, including, among other things:
•	the mix of merchandise sold,

•	the timing and level of markdowns,

•	promotional events and changes in advertising,

•	adverse weather conditions (particularly on weekends),

•	store openings, closings, remodels or relocations,

•	length and timing of the holiday seasons,

•	competitive factors, and

•	general economic and political conditions.
We believe that period-to-period comparisons of past operating results cannot be relied upon as indicators of future performance. If our operating results fall below the expectations of securities analysts and investors, the market price of our securities would likely decline.
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
The arts and crafts industry is highly competitive. We currently compete against a diverse group of retailers, including multi-store arts and crafts retailers, mass merchandisers, small local specialty retailers, mail order vendors and a variety of other retailers. Almost all of our stores face aggressive competition in their market area from one or more of our major competitors. Some of our competitors have substantially greater financial resources and operate more stores than we do. We compete with these and other retailers for customers, suitable retail locations, suppliers and qualified associates. Moreover, alternative methods of selling crafts, such as through e-commerce or direct marketing, result in additional competitors and increased price competition because our customers can comparison shop more readily. In addition, we ultimately compete for our customers against alternative sources of entertainment and leisure independent of the arts and crafts industry.
We may not be able to successfully anticipate changes in merchandise trends and consumer demands and our failure to do so may lead to loss of sales.
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
We face risks relating to ordering and inventory management.
While our buyers place initial orders of our merchandise, we depend upon our in-store department managers to reorder the majority of our merchandise. The failure of our buyers or department managers to accurately respond to inventory requirements could adversely affect consumer acceptance of the merchandise in our stores and negatively impact sales, which could have a material adverse effect on our results of operations and financial condition. If we misjudge the market, we may significantly overstock unpopular products and be forced to take significant inventory markdowns, which would have a negative impact on our operating results and cash flow. Conversely, shortages of key items could have a material adverse impact on our operating results. In addition, we conduct a physical inventory in our stores once a year, and quarterly results are based on an estimated gross margin and accrual for estimated inventory shrinkage.

Unfavorable consumer response to our promotional strategy could materially and adversely affect our sales, profitability and cash flow.
Advertising promotions, price, quality and value have a significant impact on consumers’ shopping decisions. If we misjudge consumer response to our promotional strategies, our financial condition and operating results could be materially and adversely impacted.
Adverse events could have a greater impact on us than if we had a larger store base in different geographical regions.
As of March 16, 2008, we operated a chain of 136 stores. Because our current and planned stores are located in the Eastern United States, the effect on us of adverse events in this region (such as weather or unfavorable regional economic conditions) may be greater than if our stores were more geographically dispersed. Because overhead costs are spread over a smaller store base, increases in our selling, general and administrative expenses could affect our profitability more negatively than if we had a larger store base. One or more unsuccessful new stores, or a decline in sales at an existing store, will have a more significant effect on our results of operations than if we had a larger store base.
A disruption in our operations could have a material adverse effect on our financial condition and results of operations.
We do not have a formal disaster recovery or business continuity plan, and could therefore experience a significant business interruption in the event of a natural disaster, catastrophic event or other similar event. The occurrence of such events or other unanticipated problems could cause interruptions or delays in our business, supply chain or infrastructure which would have a material adverse effect on our financial condition and results of operations. In 2007, approximately 35% of our merchandise units sold were fulfilled through our distribution centers. In addition, our vendors may also be subject to business interruptions from such events. Significant changes to our supply chain or other operations could have a material adverse impact on our results. Our back-up operations and business interruption insurance may not be adequate to cover or compensate us for losses that may occur.
We depend on a number of key vendors to supply our merchandise and services and the loss of any one of our key vendors may result in a loss of sales and significantly harm our operating results.
Our performance depends on our ability to purchase merchandise and services at sufficient levels at competitive prices. Our future success is dependent upon our ability to maintain a good relationship with our suppliers. Generally, we do not have any long-term purchase agreements or other contractual assurances of continued supply, pricing or access to new products, and any vendor could discontinue selling to us at any time. We may not be able to acquire desired merchandise in sufficient quantities or on terms acceptable to us in the future, or be able to develop relationships with new vendors to replace discontinued vendors. Our inability to acquire suitable merchandise or services in the future or the loss of one or more key vendors and our failure to replace any one or more of them may have a material adverse effect on our business, results of operations and financial condition. Our smaller vendors generally have limited resources, production capacities and operating histories, and some of our vendors have limited the distribution of their merchandise in the past. These vendors may be susceptible to cash flow problems, downturns in economic conditions, production difficulties, quality control issues and difficulty delivering agreed-upon quantities on schedule. We also cannot assure you that we would be able, if necessary, to return product to these vendors, obtain refunds of our purchase price or obtain reimbursement or indemnification from any of our vendors if their products prove defective.

We face risks associated with sourcing and obtaining imported merchandise.
We have in recent years placed increased emphasis on obtaining floral, seasonal and other items from overseas vendors. In addition, many of our domestic suppliers purchase their merchandise from foreign sources. China is the source of a substantial majority of our imported merchandise. Because a large percentage of our merchandise is manufactured or sourced abroad, we are required to order these products further in advance than would be the case if these products were manufactured domestically. Risks associated with our reliance on imported merchandise include, but are not limited to:
•	Disruptions in the flow of imported goods because of factors such as:
o Raw material shortages, work stoppages, strikes and political unrest;

o Problems with trans-ocean shipping, including storage of shipping containers; and

o Global or international economic uncertainties, crises or disputes.
•	Increases in the cost of purchasing or shipping imported merchandise that may result from:
o Increases in shipping rates imposed by trans-ocean carriers;

o Changes in currency exchange rates and local economic conditions, including inflation;

o Failure of the United States to maintain normal trade relations with China; and

o Import duties, quotas and other trade sanctions.
A disruption in supply of our imported merchandise, or the imposition of additional costs of purchasing or shipping imported merchandise, could have a material adverse effect on our business, financial condition and results of operations unless and until alternative supply arrangements are secured. Products from alternative sources may be of lesser quality or more expensive than those we currently purchase, resulting in a loss of sales or profit to us.
Our information technology may prove inadequate.
We depend on our information technology systems for many aspects of our business. Some of our key software has been developed by our own programmers and this software may not be easily integrated with other software and systems. We implemented our perpetual inventory system in January 2008 and anticipate full implementation of our automated replenishment system in the second half of 2009. We anticipate realizing some benefit from the automated replenishment system in the second half of 2009, with the majority of the benefits being realized in 2010 due to a period of adjustment in operations following implementation. Our business will be materially and adversely affected if our systems are disrupted or if we are unable to improve, upgrade, integrate or expand upon our systems. Moreover, we may not be able to implement automated replenishment in the anticipated timeframe. We may fail to properly optimize the effectiveness of these systems, or to adequately implement, support and maintain the systems, which could have a material adverse impact on our financial condition and operating results.

An increase in the cost of fuel oil and oil-based products could impact our earnings and margins.
Prices for oil have fluctuated dramatically in the past and rose substantially in 2007. These fluctuations impact our distribution costs and the distribution costs of our vendors. If the price of fuel oil continues to increase, our distribution costs will increase, which could impact our earnings. In addition, many of the products we sell, such as paints, are oil-based. If the price of oil continues to increase, the price of the oil-based products we purchase and sell may increase, which could impact our margins.
Terrorist attacks and threats or actual war may impact all aspects of our operations, revenues, costs and stock price in unpredictable ways.
Terrorist attacks in the United States, as well as future events occurring in response to or in connection with them, including, without limitation, future terrorist attacks against U.S. targets, rumors or threats of war, actual conflicts involving the United States or its allies or military or trade disruptions impacting our domestic or foreign suppliers of merchandise, may impact our operations, including, among other things, causing delays or losses in the delivery of merchandise to us and decreased sales of the products we carry. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and global financial markets and economy. They also could result in a deepening of any economic recession in the United States or abroad. These events could also temporarily increase demand for our products as consumers respond by traveling less and engaging in home-based leisure activities which could contribute to a temporary increase in our sales which may not be sustainable. Any of these occurrences could have a significant impact on our operating results, revenues and costs and may result in the volatility of the market price for our common stock.
In connection with the restatement of previously issued financial statements, management expects to conclude that, for all periods through December 31, 2007, our disclosure controls and procedures were not effective and we had a material weakness in our internal control over financial reporting.
Effective disclosure controls and procedures and internal controls are necessary for us to provide reliable financial reports and effectively prevent or detect fraud. In connection with the restatement of our previously issued financial statements and the related reassessment of our internal control over financial reporting with respect to our inventory valuation, management expects to conclude that as of December 31, 2007 our disclosure controls and procedures were not effective and that we had a material weakness in our internal control over financial reporting. Should we identify any other material weakness, such weakness could have a material adverse effect on our business, results of operations and financial condition, as well as impair our ability to meet the reporting requirements under the securities laws in a timely manner. These effects could in turn adversely affect the trading price of our common stock and could result in a material misstatement of our financial position or results of operations and require a further restatement of our financial statements.
We face risks related to the restatement of our previously issued financial statements.
We have restated previously issued financial statements as more fully described in Note 1 in our Notes to Consolidated Financial Statements contained herein. Our restated financial statements and related filings will be subject to review by the SEC. Such review could result in a further restatement of our financial statements and amendments to this report, our annual report on Form 10-K for the year ended December 31, 2007 or prior annual reports and quarterly reports. Further restatement could result in an event of default under our mortgages or line of credit. Upon the occurrence of an event of default, our lender could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If our lender accelerates repayment, we may not have sufficient assets to repay our mortgages. Also, should there be an event of default, we may be subject to higher borrowing costs and more restrictive loan covenants in future periods. In addition, further restatement could cause us to not qualify for continued listing on The NASDAQ Stock Market.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not Applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not Applicable.
ITEM 5. OTHER INFORMATION
Not Applicable.
ITEM 6. EXHIBITS

+10.1 (1)	Letter Agreement, dated July 3, 2007, between the Company and Craig R. Davis.

+10.2 (2)	Separation Agreement, dated July 17, 2007, between the Company and Lawrence H. Fine.

31.1	Certification pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”).

31.2	Certification pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2007.

(2)	Incorporated by reference to the Company’s Form 8-K filed on July 8, 2007.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A.C. MOORE ARTS & CRAFTS, INC.
Date: March 26, 2008	By:	/s/ Rick A. Lepley
Rick A. Lepley
President and Chief Executive Officer (duly authorized officer and principal executive officer)

Date: March 26, 2008	By:	/s/ Marc Katz
Marc Katz
Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

Exhibit Index

Exhibit No.	Description

+10.1 (1)	Letter Agreement, dated July 3, 2007, between the Company and Craig R. Davis.

+10.2 (2)	Separation Agreement, dated July 17, 2007, between the Company and Lawrence H. Fine.

31.1	Certification pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”).

31.2	Certification pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2007.

(2)	Incorporated by reference to the Company’s Form 8-K filed on July 8, 2007.