Form 10-K
period 2007-12-31
A.C. Moore Arts & Crafts, Inc.
filed 2008-03-27
CIK 1042809

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Common stock, no par value
(Title of class)
The NASDAQ Stock Market LLC
(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of June 29, 2007, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $354,534,547 based on $19.61, the closing price per share of the registrant’s common stock on such date, as reported on the NASDAQ Stock Market. (1)
The number of shares of the registrant’s common stock outstanding as of March 14, 2008 was 20,298,601.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the 2008 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K; provided, however, that the Audit Committee Report and any other information in the proxy statement that is not required to be included in this Annual Report on Form 10-K shall not be deemed to be incorporated herein by reference.

(1)	The aggregate market value of the voting stock equals the number of shares of the registrant’s common stock outstanding, reduced by the number of shares of common stock held by executive officers, directors and shareholders owning in excess of 10% of the registrant’s common stock, multiplied by the last reported sale price for the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from this figure is an affiliate of the registrant or that any person whose holdings are included in this figure is not an affiliate of the registrant and any such admission is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission

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
     Correction of our inventory valuation resulted in a restatement of our financial statements for the periods including and prior to the six months ended June 30, 2007 as contained in this annual report on Form 10-K. The total adjustment through June 30, 2007 relating to the correction of the RIM error was a reduction in net income of $13.2 million, net of an income tax benefit of $7.4 million. In addition, the restated financial statements also reflect an adjustment to amounts previously reported related to the timing of recognition of internal transfer costs on imported merchandise. The total adjustment through June 30, 2007 relating to the internal transfer costs was a reduction to net income of $2.8 million, net of an income tax benefit of $1.6 million.
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
     Certain oral statements made by our management from time to time and certain statements contained herein or in other reports filed by us with the Securities and Exchange Commission (“SEC”) or incorporated by reference herein or therein are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), with respect to our results of operations and our business. All such statements, other than statements of historical facts, including those regarding market trends, our financial position and results of operations, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward-looking words or phrases including, but not limited to, “intended,” “will,” “should,” “may,” “believes,” “expects,” “expected,” “anticipates” and “anticipated” or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on our current expectations. Although we believe that the expectations reflected in forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. These forward-looking statements represent our current judgment. We disclaim any intent or obligation to update our forward-looking statements. Because forward-looking statements involve risks and uncertainties, our actual results could differ materially. Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) include those that are discussed in this Annual Report on Form 10-K, particularly in “Item 1. Business,” “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

PART I
ITEM 1. BUSINESS.
General
     We are a specialty retailer of arts, crafts and floral merchandise for a wide range of customers. Our first store opened in Moorestown, New Jersey in 1985. As of December 31, 2007, we operated 132 stores in the Eastern United States from Maine to Florida. As of March 16, 2008, we operated 136 stores. Our stores typically range from 20,000 to 25,000 square feet. In 2007, for stores open for the full calendar year, our average net sales per square foot was $198 and our average net sales per store was $4.7 million. We also serve customers nationally through our e-commerce site, www.acmoore.com.
     Our mission is to be the first choice of our customers for product selection, value and service that inspires and fulfills unlimited creative possibilities. We believe we provide our customers with the tools and ideas for their creative endeavors through a solution-oriented arts and crafts shopping experience that is differentiated by our broad merchandise assortment, exciting stores, knowledgeable sales associates and competitive prices. We strive to exceed customer expectations and encourage repeat business.
     Our assortment of merchandise consists of more than 60,000 stock keeping units, or SKUs, with approximately 45,000 SKUs offered at each store at any one time. As of March 16, 2008, we offered custom framing in 113 stores. In-store events and programs for children and adults provide hands-on arts and crafts experience and encourage the creativity of our customers.
     We were organized as a Pennsylvania corporation in 1997 by exchanging 4,300,000 shares of our common stock for all of the capital stock of our operating subsidiary which was organized in 1984.

Industry Overview and Competition
     In its 2007 Attitude & Usage Study, the Craft and Hobby Association (“CHA”) found that industry size was approximately $31.8 billion as a result of a 7.6% annual growth rate over 2006. The CHA study reported that 57% of U.S. households, or approximately 63 million households, participated in crafts in the past year, with the average annual spending per crafting household totaling $505. Approximately 60% of crafters stated that they always or most of the time have a specific purchase in mind when shopping, with the balance of purchases made on impulse. One-third of crafters shop for their projects at least once per month. The CHA study reports that the biggest driver of craft participation is the great sense of personal accomplishment that accompanies completing a craft, followed by a sense of relaxation.
     We believe our customers are primarily women aged 35 and older. The CHA study groups crafters into six different categories. The demographics of each category according to the CHA study are described below.
•	Enthusiasts. Participate in all types of crafts, and account for approximately 11% of crafting households. Nearly half are between the ages of 35 and 54, and just over half have children under the age of 18 in the household.

•	Floral fanatics. Participate mostly in floral arranging and accessorizing, and account for approximately 8% of crafting households. They have above average income, and nearly three-fourths do not have children under the age of 18 in the household.

•	Sew prouds. Participate mostly in quilting and other needle crafts, and account for approximately 14% of crafting households. Income is typically below average, more than half are over the age of 55 and approximately 80% do not have children under the age of 18 in the household.

•	Stitch and gifters. Participate mostly in cross-stitch and embroidery as gifts, and account for approximately 22% of crafting households. Income is typically below average, more than half are over the age of 55 and approximately three-fourths do not have children under the age of 18 in the household.

•	Home decorators. Participate mostly in painting and woodworking, and account for approximately 18% of crafting households. Income is typically below average, nearly half are between the ages of 35 and 54, mostly male, and approximately two-thirds do not have children under the age of 18 in the household.

•	Social scrapbookers. Participate mostly in preserving memories, and account for approximately 27% of crafting households. Income is typically above average, nearly half are younger than the age of 35, typically with children under the age of 6 and a higher level of education.
     The market in which we compete is highly fragmented, containing multi-store arts and crafts retailers, mass merchandisers, small local specialty retailers, mail order vendors, e-commerce craft retailers and a variety of other retailers. We believe we are one of four retailers in the United States dedicated to serving the arts and crafts market that have annual sales in excess of $100.0 million. We compete with many retailers and classify our principal competition within the following three categories:
•	Multi-store arts and crafts retailers. This category includes several multi-store arts and crafts chains operating more than 35 stores and comprises: Michaels Stores, Inc., a chain which operates approximately 970 Michaels stores throughout the United States and Canada; Jo-Ann Stores, Inc., which operates approximately 580 traditional Jo-Ann Fabrics and Crafts stores and 195 Jo-Ann superstores nationwide; and Hobby Lobby Stores, Inc., a chain which operates approximately 355 stores primarily in the Midwest United States. Jo-Ann Stores, Inc. also offers products for sale via its e-commerce site. Garden Ridge, Inc., which operates approximately 40 stores primarily in the Southeast and Midwest United States, focuses primarily on floral and seasonal merchandise.

•	Mass merchandisers. This category includes Wal-Mart Stores, Inc., Target Corporation and other mass merchandisers. These retailers typically dedicate a relatively small portion of their selling space to a limited assortment of arts and crafts supplies and floral merchandise, as well as seasonal merchandise and home décor.

•	Small, local specialty retailers. This category includes thousands of local independent arts and crafts retailers. Typically, these are single store operations managed by the owner. The stores generally offer a limited selection and have limited resources for advertising, purchasing and distribution. Many of these stores have established a loyal customer base within a given community and compete based on customer service.
     We believe that the principal competitive factors of our business are assortment, convenience, service and pricing. We believe that we are well positioned to compete on each of these factors.
Business and Operating Strategy
     The year 2007 involved substantial transition as our new management team focused on reviewing and adjusting various aspects of our business and operations to position us for improved performance. Management’s primary business and operating initiatives are discussed below.
     Improve Store Profitability. We continue to strive to improve store profitability by reducing expenses through a focus on the following areas: store payroll, real estate site location strategy, advertising spending, centrally directed operations and our new store prototype.
•	Decreasing store payroll costs. We introduced a new general manager compensation plan based on pay-for-performance beginning in January 2007. Bonuses earned in one year are no longer rolled into base salary for the coming year. New store staffing models, including a mix of full- and part-time associates based on sales patterns, were implemented in the second quarter of 2007. While we believe that our new store staffing model is appropriate for our store operations, we will continue in 2008 to refine staffing to address freight, ordering, recovery, merchandising and customer service more effectively.

•	Real estate site location strategy. Our objective is to achieve an appropriate balance between increasing store openings in existing markets, which could adversely affect comparable store sales, and opening a single store in multi-store markets which are new to us, which may contribute to an increase in our selling, general and administrative expense rate. When we enter new markets in the future that we deem to be multi-store markets, we intend to open more than one store. Previously, including certain of our stores to be opened in 2008, we entered new markets opening only a single store. Management regularly reviews store performance and future prospects to identify underperforming locations and assess closure of those stores that are no longer strategically or economically viable. We are about to begin such a detailed analysis subsequent to the filing of this annual report on Form 10-K.

•	Advertising spending. In 2007, we utilized the services of a newspaper placement agency to negotiate our insertion rates and distribution costs. We implemented those recommendations by the end of the third quarter. We will continue this initiative in 2008 by analyzing our distribution methods to enhance productivity of the advertising vehicles.

•	Centrally directed operations and our store prototype. We believe that increasing the level of standardization in operations and centrally directed management practices will improve our operating efficiencies. This initiative includes, without limitation, standardizing the presentation in our stores, reengineering our store processes and implementing and refining our new store prototype which we refer to as our “Nevada” model. As of March 16, 2008, we opened 14 Nevada

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
     Improve Information Technology. We are committed to enhancing our information technology to increase operating efficiencies, improve merchandise selection and better serve our customers. During 2007, we made infrastructure improvements, implemented a fully featured e-commerce site with over 50,000 SKUs, and captured physical inventories at the SKU-level. The SKU-level inventory enabled us to implement a perpetual inventory beginning in January 2008 which will be the precursor for additional merchandising systems, including automated replenishment. A project team consisting of consultants and A.C. Moore associates is working on the implementation of a packaged comprehensive retail merchandising system, which will begin with merchandising management and reporting and a pilot of replenishment in 2008 followed by full replenishment and allocation in the second half of 2009. We anticipate realizing some benefit from the automated replenishment system in the second half of 2009, with the majority of the benefits being realized in 2010 due to a period of adjustment in operations following implementation.
     See below under “— Store Design and Operations,” “— Store Expansion,” “— Distribution” and “— Information Technology” for more information on initiatives relating to our store prototype, real estate site location strategy, supply chain efficiencies and information technology.

Merchandising
     Our merchandising strategy is to offer a broad assortment of arts, crafts and floral merchandise and to provide our customers with the components necessary for their crafting projects on a regular basis. Providing the components for a particular craft project is critical to meeting customer needs. Our assortment of merchandise consists of more than 60,000 SKUs, with approximately 45,000 SKUs offered at each store at any one time. We also offer more than 50,000 SKUs online for purchase via our e-commerce site.
     The following table includes a general list of merchandise categories, with the percentage of our total net sales for the years ended December 31, 2005 through 2007 for these categories:

	Years Ended December 31,
	2007	2006	2005
Art and scrapbooking	25.4%	25.2%	24.6%
Traditional crafts	24.3	25.8	28.4
Floral and floral accessories	12.0	12.1	12.0
Fashion crafts	9.6	9.8	9.6
Home décor and frames	24.7	22.9	21.5
Seasonal items	4.0	4.2	3.9

Total	100.0%	100.0%	100.0%

     A.C. Moore stores regularly feature seasonal merchandise that complements our merchandising strategy. We offer seasonal merchandise for several holiday periods, including Valentine’s Day, St. Patrick’s Day, Easter, Mother’s Day, Father’s Day, Halloween, Thanksgiving and the Winter holidays. We also offer merchandise of interest during particular seasons, including, for example, back to school items. By far the greatest portion of our seasonal merchandise is sold during the Winter holiday season. This includes merchandise in our seasonal department as well as seasonal products sold in other merchandise categories. Winter holiday merchandise is given floor and shelf space in our stores beginning in late summer. The Winter holiday season is longer for our stores than for many traditional retailers because of the project-oriented nature of crafts and gift-making ideas.
     For a discussion relating to the seasonality of our business, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quarterly Results and Seasonality.”
Purchasing
     Our merchandising staff oversees all of our purchasing. Buyers regularly attend trade and consumer shows to monitor industry trends and to obtain new craft ideas. In 2007, we purchased our inventory from more than 500 vendors worldwide. One of the key criteria for the selection of vendors is their responsiveness to our delivery requirements and timing needs. In 2007, using total retail dollar value:
•	the largest 25 vendors accounted for approximately 52.2% of our purchases,

•	the largest domestic vendor, SBAR’S, Inc., a distributor of arts and crafts merchandise, accounted for approximately 17.1% of our purchases, and

•	approximately 17.9% of our merchandise, primarily floral and seasonal items, was directly imported from foreign manufacturers or their agents, almost exclusively from China.
All of our overseas purchases are denominated in U.S. dollars.

     In-store merchandisers are responsible for daily reordering of merchandise for their departments. In 2007, using total retail dollar value, approximately 97.5% of our merchandise orders were placed through our electronic data interchange, or EDI, system. Using total number of merchandise units sold, approximately 65% of our orders were shipped from vendors to our stores; the remaining 35% of our merchandise units sold, approximately one-third of which are floral and seasonal items, were fulfilled from our distribution centers.
     Our implementation of a perpetual inventory in January 2008 allows for more efficient tracking of inventory at the SKU-level, enabling us to more effectively manage inventory through knowledge of store-SKU on-hand quantities. Perpetual inventory, in combination with data from our point of sale (“POS”) system, will enable us to make better decisions regarding when to stock, reorder, and mark-down or discontinue merchandise. In addition, as discussed below under “— Information Technology,” we are in the process of implementing an automated replenishment system, which we anticipate will be fully implemented in the second half of 2009 and will help us better control our inventories, make better buying decisions and reduce our store labor costs. We anticipate realizing some benefit from the automated replenishment system in the second half of 2009, with the majority of the benefits being realized in 2010 due to a period of adjustment in operations following implementation.
Marketing
     Our marketing efforts are focused on building awareness while simultaneously attempting to reach the arts and crafts customer as efficiently as possible. Our current activities focus on weekly newspaper inserts which convey our categories, assortment, selection and price/quality values. As we grow and build our customer base, we are attempting to reach out to key customers via in-store promotions, email and our e-commerce site, which offers an expanded assortment and enables us to extend our market beyond our brick and mortar locations.
     Additionally, we continue to place importance on providing our customers with inspiration and education through our class and demonstration programs. We believe these activities drive traffic, promote new or key products, and support our customer’s desire to learn about new trends, techniques or projects, and reinforce a key emotional motivator for crafting – realizing a sense of personal accomplishment.
Store Design and Operations
     Our stores provide a “one-stop-shopping” destination for arts, crafts and floral merchandise. We design our stores to be attractive and easy-to-shop with a layout intended to lead customers through the entire store in order to expose them to all of our merchandise categories. We use end-of-aisle displays to feature best-selling items and promotional merchandise.
     In the third quarter of 2007, we opened our first store using our new Nevada prototype. As of March 16, 2008, we had 14 Nevada class stores. We intend to use this format for all new store openings. We believe that our new prototype provides an inviting, functional shopping experience that sells creativity, imagination and fun for our customers. The Nevada model is designed to eliminate clutter, promote the A.C. Moore brand, employ a “shop-within-a-shop” strategy with separate pods for merchandise in the same category and promote products through more effective product adjacencies, improved sight lines and more attractive and effective signage, while helping us reduce labor and operating costs. While we believe the Nevada model is a desirable design, we are currently refining the design based on the results of this initial phase of implementation and expect to continue to do so in the future.
     Each store is managed by a general manager who is assisted by a mix of full-time and part-time associates. The number of store associates is substantially higher during our peak selling season. Each general manager reports to a district manager, who in turn reports to our Vice President of Store Operations. Our stores are currently organized into nine districts.
Store Expansion
     We believe that the fragmented nature of our industry presents an opportunity to continue to grow our business for the foreseeable future. Our objective is to achieve an appropriate balance between increasing store openings in existing markets, which could adversely affect comparable store sales, and opening a single store in multi-store markets, which may contribute to an increase in our selling, general and administrative expense rate. When we enter new multi-store markets in the future, we intend to open more than one store. Previously, including certain of our stores to be opened in 2008, we entered new markets opening only a single store.
     We are continually assessing opportunities to expand our store presence. In 2008, we intend to increase our store base by approximately 10%. Store expansion in 2009 and beyond is dependent upon the attractiveness of site opportunities in the overall context of the real estate environment at that time.
     In 2007, we opened twelve stores and closed two. In 2006, we opened fourteen stores and closed one. Management regularly reviews store performance and future prospects to identify underperforming locations and assess closure of those stores that are no longer strategically or economically viable. We are about to begin such a detailed analysis subsequent to the filing of this annual report on Form 10-K.
Distribution
     Our distribution strategy is focused on supporting our stores and maintaining high in-stock positions in all of our merchandise categories. Our stores receive merchandise deliveries one to three times per week, depending on store volume and time of year.
     Our main distribution center located in Berlin, New Jersey contains approximately 700,000 square feet for distribution and warehousing. This same location also includes an additional 60,000 square feet used for our corporate offices. In August 2007, we signed a lease on a second distribution center in Blackwood, New Jersey that expires in January 2009. This building contains 120,000 square feet for distribution and 10,000 square feet of office space.
     With the assistance of an outside consultant, we are currently engaged in an optimum logistics strategy review. This project will identify the ideal distribution network configuration to service A.C. Moore stores over the next five years and will provide an implementation roadmap for the expansion of our distribution network. We anticipate that this project will be completed in the second quarter 2008.
     We lease a fleet of tractors and trailers to deliver merchandise to 72 of our 136 stores directly from our distribution centers. Third-party carriers are used to deliver merchandise to the remaining stores that are further from our distribution centers. In 2007, approximately 35% of our merchandise units sold were fulfilled through our distribution centers. An additional portion of merchandise moved through our main distribution center as cross-dock shipments from our vendors.
Information Technology
     We are committed to enhanced information technology as an operating priority. During the first two quarters of 2007, we completed infrastructure improvements, including an in-house developed sales audit system, an upgrade of scanner gun technology in our stores, and work required to receive a compliant certification related to payment card industry (PCI) guidelines.
     During the third and fourth quarters of 2007, we completed a comprehensive store pilot of our in-house developed perpetual inventory system. As part of our 2007 year-end physical inventory, we captured full SKU-level inventories.  In January 2008, perpetual inventory went live for the full chain.  We will add further enhancements in 2008 to provide greater inventory visibility throughout the supply chain.
     In the second quarter of 2007, we entered into an agreement with a vendor to provide us with a packaged comprehensive retail merchandising system that includes merchandising managing and reporting, allocation and replenishment. A project team consisting of third-party consultants and A.C. Moore associates began the planning phases of the project during the fourth quarter of 2007. The system will be rolled out in phases beginning with base merchandising and a pilot of replenishment in 2008 followed by full replenishment and allocation in the second half of 2009. Automated replenishment utilizes sales history and vendor lead times to automatically place orders to vendors on a by SKU, by store basis. This eliminates manual involvement for ordering basic, repeatable product. This system will help us better control our inventories, make better buying decisions and reduce our store labor costs. We anticipate realizing some benefit from the automated replenishment system in the second half of 2009, with the majority of the benefits being realized in 2010 due to a period of adjustment in operations following implementation.
     In addition, in the third quarter of 2007, we launched a new and improved website at www.acmoore.com.  This website includes enhancements to some of our customers’ preferred functionalities, such as streaming how-to videos, a store locator, and advertisement and coupon retrieval by location.  Our website is also a fully featured e-commerce site, providing a national presence to A.C. Moore with over 50,000 SKUs offered for purchase.  The website performed well during the busy holiday season with 100% up time.
Associates
     As of December 31, 2007, we had 1,763 full-time and 3,696 part-time associates, 5,148 of whom worked at our stores, 162 at our distribution centers and 149 at our corporate offices. None of our associates are covered by a collective bargaining agreement. We believe our relationship with our associates is positive.
Trademarks
     “A.C. Moore,” “Splendor of Spring,” “Holiday Hues,” “Harvest Hues,” “Easy as 1*2*3,” “Shades of the Season” and “Creations for All Generations” are trademarks that have been registered with the U.S. Patent and Trademark Office. “Stow N Go,” “Frames N’ Moore,” “Frames @ Moore,” “Frames and Moore,” “Frames & Moore,” “Dream It. Create It. Share It.,” “Dream Create Share,” “Blueprint Studio,” “Moore Values,” “A.C. Moore Arts & Crafts,” “A.C. Moore Arts and Crafts” and the A.C. Moore star design are common law trademarks for which applications are now pending with the U.S. Patent and Trademark Office. “A.C. Moore” is used as a trade name and as a service mark in connection with our retail store services and the sale of our merchandise. “Splendor of Spring,” “Holiday Hues,” “Harvest Hues” and “Shades of the Season” are all used on packaging for products. All other trademarks are used in advertising campaigns and point of purchase displays.
Website and Availability of Information
     Our internet address is www.acmoore.com. We make available free of charge on or through www.acmoore.com our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Additionally, charters for the Audit, Compensation and Nominating and Corporate Governance Committees of our Board of Directors and our Code of Ethical Business Conduct can each be found on our website at www.acmoore.com under the heading “About Us,” “Corporate Profile.”
     We will provide, at no cost, paper or electronic copies of our reports and other filings made with the SEC. Requests should be directed to:
Marc Katz
Executive Vice President and Chief Financial Officer
A.C. Moore Arts & Crafts, Inc.
130 A.C. Moore Drive
Berlin, New Jersey 08009
     The information on the website noted above is not, and should not be considered, part of this annual report on Form 10-K, and is not incorporated by reference in this document. This website is only intended to be an inactive textual reference.

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
     If we are unable to increase the number of stores we operate and increase the productivity and profitability of existing stores, our ability to increase sales, profitability and cash flow could be significantly impaired. To the extent we are unable to open new stores as planned, our sales growth would come only from increases in comparable store sales. There can be no assurance that we will be able to increase our comparable store sales, improve our margins or reduce costs as a percentage of sales. Growth in profitability in that case would depend significantly on our ability to increase margins or reduce costs as a percentage of sales. Further, as we implement new initiatives to reduce the cost of operating our stores, sales and profitability may be negatively impacted.
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
Our success will depend on how well we manage growth.
     Even if we are able to expand our store base and increase the productivity and profitability of existing stores, we may experience problems relating to growth, which may prevent any significant increase in profitability or negatively impact our cash flow. For example:
•	The costs of opening and operating new stores, especially in new markets, may offset the increased sales generated by the additional stores.

•	The opening of additional stores in an existing market could reduce net sales from existing stores in that market.

•	The opening of stores in new markets may present competitive and merchandising challenges that are different than those we face in existing markets.

•	The closing or relocation of under-performing stores may result in us retaining liability for outstanding lease obligations.

•	Our growth may outpace our ability to expand, upgrade and improve administrative, operational and management systems, controls and resources.

•	Our suppliers may be unable to meet increased demand for merchandise as a result of the additional stores and increased productivity of our existing stores.

•	We may be unable to expand existing distribution capabilities, or employ third-party distribution services on a cost-effective basis, to provide sufficient merchandise for sale by our new stores.

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
     We are dependent on the services, abilities and experience of our senior management team. The loss of the services of senior executives and any general instability in the composition of our senior management team could have a negative impact on our ability to execute on our business and operating strategy. In addition, success in the future is dependent upon our ability to attract and retain other qualified personnel, including general managers. Any inability to do so may have a material adverse impact on our business and operating results.
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
     Our performance depends on our ability to purchase merchandise and services at sufficient levels at competitive prices. Our future success is dependent upon our ability to maintain a good relationship with our suppliers. SBAR’S, one of our suppliers, accounted for approximately 17.1% of the aggregate dollar volume of our purchases in 2007. Generally, we do not have any long-term purchase agreements or other contractual assurances of continued supply, pricing or access to new products, and any vendor could discontinue selling to us at any time. We may not be able to acquire desired merchandise in sufficient quantities or on terms acceptable to us in the future, or be able to develop relationships with new vendors to replace discontinued vendors. Our inability to acquire suitable merchandise or services in the future or the loss of one or more key vendors and our failure to replace any one or more of them may have a material adverse effect on our business, results of operations and financial condition. Our smaller vendors generally have limited resources, production capacities and operating histories, and some of our vendors have limited the distribution of their merchandise in the past. These vendors may be susceptible to cash flow problems, downturns in economic conditions, production difficulties, quality control issues and difficulty delivering agreed-upon quantities on schedule. We also cannot assure you that we would be able, if necessary, to return product to these vendors, obtain refunds of our purchase price or obtain reimbursement or indemnification from any of our vendors if their products prove defective.
We face risks associated with sourcing and obtaining imported merchandise.
     We have in recent years placed increased emphasis on obtaining floral, seasonal and other items from overseas vendors, with approximately 17.9% of all of our merchandise being purchased directly by us from overseas vendors in 2007.  In addition, many of our domestic suppliers purchase their merchandise from foreign sources.  China is the source of a substantial majority of our imported merchandise.  Because a large percentage of our merchandise is manufactured or sourced abroad, we are required to order these products further in advance than would be the case if these products were manufactured domestically.  Risks associated with our reliance on imported merchandise include, but are not limited to:
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

     A disruption in supply of our imported merchandise, or the imposition of additional costs of purchasing or shipping imported merchandise, could have a material adverse effect on our business, financial condition and results of operations unless and until alternative supply arrangements are secured.  Products from alternative sources may be of lesser quality or more expensive than those we currently purchase, resulting in a loss of sales or profit.
Our information technology may prove inadequate.
     We depend on our information technology systems for many aspects of our business. Some of our key software has been developed by our own programmers and this software may not be easily integrated with other software and systems. We have implemented a perpetual inventory system and anticipate full implementation of an automated replenishment system in the second half of 2009. We anticipate realizing some benefit from the automated replenishment system in the second half of 2009, with the majority of the benefits being realized in 2010 due to a period of adjustment in operations following implementation. Our business will be materially and adversely affected if our systems are disrupted or if we are unable to improve, upgrade, integrate or expand upon our systems.

Moreover, we may not be able to implement automated replenishment or realize any benefits from this system in the anticipated timeframe. We may fail to properly optimize the effectiveness of these systems, or to adequately implement, support and maintain the systems, which could have a material adverse impact on our financial condition and operating results.
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
In connection with the restatement of previously issued financial statements, management concluded that, for all periods through December 31, 2007, our disclosure controls and procedures were not effective and we had a material weakness in our internal control over financial reporting.
     Effective disclosure controls and procedures and internal controls are necessary for us to provide reliable financial reports and effectively prevent or detect fraud. In connection with the restatement of our previously issued financial statements and the related reassessment of our internal control over financial reporting with respect to our inventory valuation, management concluded that as of December 31, 2007 and for all prior periods, our disclosure controls and procedures were not effective and that we had a material weakness in our internal control over financial reporting. Should we identify any other material weakness, such weakness could have a material adverse effect on our business, results of operations and financial condition, as well as impair our ability to meet the reporting requirements under the securities laws in a timely manner. These effects could in turn adversely affect the trading price of our common stock and could result in a material misstatement of our financial position or results of operations and require a further restatement of our financial statements.
We face risks related to the restatement of our previously issued financial statements.
We have restated previously issued financial statements as set forth in this annual report on Form 10-K. Our restated financial statements and related filings are subject to review by the SEC. Such review could result in a further restatement of our financial statements and amendments to this report or prior annual reports and quarterly reports. Further restatement could result in an event of default under our mortgages or line of credit. Upon the occurrence of an event of default, our lender could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If our lender accelerates repayment, we may not have sufficient assets to repay our mortgages. Also, should there be an event of default, we may be subject to higher borrowing costs and more restrictive loan covenants in future periods. In addition, further restatement and any associated delays in filing our required reports under the securities laws, could cause us to not qualify for continued listing on The NASDAQ Stock Market.
EXECUTIVE OFFICERS OF THE REGISTRANT
     Our executive officers are as follows:

Name	Age	Position
Rick A. Lepley	57	President, Chief Executive Officer and Director
Marc Katz	43	Executive Vice President and Chief Financial Officer
Joseph A. Jeffries	42	Executive Vice President of Operations
Craig R. Davis	55	Senior Vice President of Merchandising and Marketing
Amy Rhoades	36	Vice President and General Counsel
     Mr. Lepley has served as Chief Executive Officer and a director of the Company since June 2006, and President of the Company since June 2007. Previously, Mr. Lepley was Executive Vice President of North American Retail for Office Depot, Inc., a global supplier of office products and services, a position he held from March 2004 to April 2006. Mr. Lepley was President, Office Depot Japan from May 2001 to March 2004 and was responsible for all of that company’s operations in Japan. From 1994 to 2000, Mr. Lepley served as founder and President of Retail Investment Concepts, Inc., an independent retailer and Office Depot licensee for Eastern Europe. From 1982 to 1993, Mr. Lepley was employed by Mitsubishi Motor Sales of America, Inc., the exclusive U.S. distributor of Mitsubishi Motors-brand cars and vehicles, where he held various positions, including Senior Vice President of Sales and Marketing, and was responsible for more than 500 Mitsubishi Motors dealerships in the United States. He was one of 11 executives who founded Mitsubishi Motor Sales of America, Inc. in 1982.
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
     Mr. Jeffries has served as the Company’s Executive Vice President of Operations since November 2007. Previously, Mr. Jeffries served as Vice President, Store Operations, Space Planning and Visual Merchandising for Office Depot, Inc., a global supplier of office products and services, a position he held from 2004 to November 2007. During 2004 and 2005, he also served as Vice President, Store and Copy Center Operations of Office Depot. From 1999 to 2003, Mr. Jeffries served in the following capacities at Office Depot: Director, Store Prototype Development; Director, Store Operations; and Senior Manager, Store Processes. Prior to his employment with Office Depot, Mr. Jeffries held management positions with Home Quarters Warehouse, Inc., a home improvement retail chain.
     Mr. Davis has served as the Company’s Senior Vice President of Merchandising and Marketing since July 2007. Previously, Mr. Davis served as Vice President, General Merchandise Manager, Retail for Cracker Barrel Old Country Store, a national restaurant and gift shop chain, from October 2006 to July 2007. He joined Cracker Barrel in 2005 as a Divisional Merchandise Manager. From 2001 to 2004, Mr. Davis was Vice President and General Merchandise Manager for Jo-Ann Stores, Inc., the national fabric and craft retailer. From 1996 to 2001, Mr. Davis served as Divisional Merchandise Manager for Garden Ridge, Inc., the privately held retailer of home décor, craft and house ware products located in the Midwestern and Southeastern United States. From 1976 to 1996, he held senior management positions with various arts and crafts and home décor retailers, including Metropolitan Plant and Flower, Inc. and Leewards Creative Crafts, Inc.
     Ms. Rhoades has served as Vice President and General Counsel of the Company since July 2006. From April 2003 to July 2006, Ms. Rhoades was an attorney at the law firm of Blank Rome LLP.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
     None.
ITEM 2. PROPERTIES.
     As of December 31, 2007, we operated 132 stores in 18 states. As of March 16, 2008, we operated 136 stores. All of our stores are leased. The number of our stores located in each state as of March 16, 2008 is summarized in the following table:

		Number of
	State	Locations
1.	Alabama	1
2.	Connecticut	4
3.	Delaware	2
4.	Florida	11
5.	Georgia	2
6.	Maine	3
7.	Maryland	7
8.	Massachusetts	12
9.	New Hampshire	4
10.	New Jersey	20
11.	New York	22
12.	North Carolina	11
13.	Pennsylvania	21
14.	Rhode Island	1
15.	South Carolina	4
16.	Tennessee	1
17.	Virginia	8
18.	West Virginia	2

		136

     Store leases generally have an initial term of 10 years, with three five-year renewal options, and provide for predetermined escalations in future minimum annual rent. Rent payments are amortized over the initial lease term commencing on the date we take possession. The pro rata portion of scheduled rent payments has been included in the caption “Accrued lease liability” in our Consolidated Balance Sheets.
     Our main distribution center located in Berlin, New Jersey contains approximately 700,000 square feet for distribution and warehousing. This same location also includes an additional 60,000 square feet used for our corporate office. This facility cost approximately $46.3 million at the time of purchase. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for discussion relating to the mortgages on our main distribution center. In August 2007, we signed a lease on a second distribution center in Blackwood, New Jersey that expires in January 2009. This building contains 120,000 square feet for distribution and 10,000 square feet of office space.

ITEM 3. LEGAL PROCEEDINGS.
     We are involved in legal proceedings from time to time in the ordinary course of business. Management believes that none of these legal proceedings will have a materially adverse effect on our financial condition or results of operations. However, there can be no assurance that future costs of such litigation would not be material to our financial condition or results of operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     No matters were submitted to a vote of security holders during the fourth quarter of 2007, through the solicitation of proxies or otherwise.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
     Our common stock is listed on the NASDAQ Stock Market and trades under the symbol “ACMR.” The following table sets forth the high and low sales prices per share of our common stock as reported on the NASDAQ Stock Market for the periods indicated.

	High	Low
Year Ended December 31, 2007
First Quarter	$22.49	$18.90
Second Quarter	23.41	19.42
Third Quarter	21.55	15.40
Fourth Quarter	17.20	11.37

Year Ended December 31, 2006
First Quarter	$18.64	$12.55
Second Quarter	19.47	14.96
Third Quarter	19.42	14.98
Fourth Quarter	23.54	18.42
The number of record holders of our common stock as of March 16, 2008 was 91.
     Since becoming a public company we have never declared or paid any cash dividends on our common stock. We currently intend to retain our future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends in the foreseeable future.
     See Part III, Item 12 for a description of our equity compensation plans.
ITEM 6. SELECTED FINANCIAL DATA.
     The following selected financial data for each of the years ended December 31, 2007, 2006 and 2005 are derived from the audited consolidated financial statements of the Company. The data set forth below includes restated results for 2006 and 2005 and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and the Company’s Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K. The restated results for 2006, 2005, 2004 and 2003 are the result of corrections the Company made for errors in its historical inventory valuation method. The selected financial data for 2004 and 2003 is unaudited and such data has been prepared on the same basis as the audited consolidated financial statements and includes, in the opinion of management, all adjustments, including adjustments to restate these years for the error in the Company’s inventory valuation method, that management considers necessary for the fair presentation of the financial information included in this table.
     As further discussed in Note 1 to the Consolidated Financial Statements, the Company has restated its 2006 and 2005 financial statements in order to correct for errors in its use of the retail inventory method and internal transfer costs. In order to restate the 2006 and 2005 financial statements, the Company applied extensive reprocessing procedures to its historical inventory and purchasing related transactions, including detailed individual product purchasing data files. Certain of the detailed data files for periods prior to January 1, 2005 were not retained under the Company’s normal data retention practices, thus no longer exist and cannot be recreated. Accordingly, in order to present selected financial data for 2004 and 2003, the Company used various analytical techniques, including, but not limited to, ratios, trends and gross margin analysis (based upon the effects of the errors on 2005 and 2006), in order to estimate the amount of errors requiring correction in those periods. The selected financial data for 2004 and 2003 reflects the correction of these estimated amounts, and is unaudited.

	Years Ended December 31,
		2006 (4)	2005 (4)	2004 (5)	2003 (5)
	2007	(as restated)	(as restated)	(as restated)	(as restated)
(In thousands except per share data)
Statement of Operations Data:
Net sales	$559,693	$589,506	$539,436	$497,626	$433,928
Gross margin (1)	228,731	226,828	210,871	194,243	160,176
Selling, general and administrative expenses (1) (6)	220,218	219,298	192,878	166,485	131,890
Store pre-opening expenses	2,608	3,241	3,459	4,036	2,842
Income from operations	5,470	913	14,534	23,722	25,444
Net income (loss)	3,783	(406)	8,901	14,746	16,057
Net income (loss) per share, diluted	$0.19	$(0.02)	$0.44	$0.74	$0.81

Weighted average shares outstanding, diluted	20,349	19,929	20,149	20,012	19,729

(In thousands)
Balance Sheet Data (as of):
Working capital	$145,037	$143,206	$145,699	$143,007	$107,447
Total assets	321,890	314,264	300,024	296,705	229,859
Long-term debt	19,071	21,643	24,215	29,357	504
Shareholders’ equity	199,600	192,205	185,776	174,623	159,955

(In thousands except sales per square foot)
Other Data:
Cash flows from operating activities	$8,610	$31,496	$14,620	$18,495	$23,227
Number of stores open at end of period	132	122	109	96	81
Net sales per total square foot (2)	$198	$234	$241	$256	$260
Average net sales per store (2)	$4,674	$5,401	$5,417	$5,802	$5,839
Comparable store sales increase (decrease ) (3)	(10)%	0%	(3)%	4%	2%

(1)	As of January 1, 2004, for all vendor contracts entered into or modified after December 31, 2002, the Company adopted the Emerging Issues Task Force (EITF) 02-16, Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor. EITF 02-16 addresses the accounting for cash consideration received by a customer from a vendor (e.g., slotting fees and cooperative advertising payments) and rebates or refunds from a vendor that is payable only if the customer completes a specified cumulative level of purchases or remains a customer for a specified time period. The change in accounting means that vendor monies which support the Company’s advertising programs are now being recorded as a reduction in the cost of inventory, and are recognized as a reduction of cost of goods sold when the inventory is sold. Previously, they were accounted for as an offset to advertising costs. This accounting change results in a timing difference as to when these monies are recognized in the Company’s income statement. In 2004, net income was reduced by $3.4 million or $0.17 per share, gross margin increased by $11.9 million, selling, general and administrative costs increased by $17.4 million and inventory decreased by $5.5 million.

(2)	Includes only stores open during the entire period.

(3)	Stores are added to the comparable store base at the beginning of their fourteenth full month of operation.

(4)	See Note 1 to our Consolidated Financial Statements for a further discussion of the restatement.

(5)	In 2004 and 2003, amounts affected by the restatement include gross margin, income from operations, net income, net income per share, working capital, total assets and shareholders’ equity.

(6)	Effective January 1, 2006, the Company adopted the provisions of FAS 123(R), "Shared-based Payments,” which requires the recognition of compensation expense related to the fair value of its equity awards. In 2007 and 2006, compensation was reported as a component of selling, general and administrative expenses in the amount of $2.6 million and $3.1 million, respectively.
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
     Correction of our inventory valuation resulted in a restatement of our financial statements for the periods including and prior to the six months ended June 30, 2007 as contained in this annual report on Form 10-K. The total adjustment through June 30, 2007 relating to the correction of the RIM error was a reduction in net income of $13.2 million, net of an income tax benefit of $7.4 million. In addition, the restated financial statements also reflect an adjustment to amounts previously reported related to the timing of recognition of internal transfer costs on imported merchandise. The total adjustment through June 30, 2007 relating to the internal transfer costs was a reduction to net income of $2.8 million, net of an income tax benefit of $1.6 million.
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

The discussion and analysis that follows is based on the restated financial statements as discussed in Note 1 in the Notes to Consolidated Financial Statements.
Overview
General
     We are a specialty retailer of arts, crafts and floral merchandise for a wide range of customers. Our first store opened in Moorestown, New Jersey in 1985. As of December 31, 2007, we operated 132 stores in the Eastern United States from Maine to Florida. As of March 16, 2008, we operated 136 stores. Our stores typically range from 20,000 to 25,000 square feet. In 2007, for stores open for the full calendar year, our average net sales per square foot was $198 and our average net sales per store was $4.7 million. We also serve customers nationally through our e-commerce site, www.acmoore.com.
     Our sales for the year ended December 31, 2007 were $559.7 million, a decrease of 5.1% over 2006 sales of $589.5 million. Our 2007 net income increased to $3.8 million or $0.19 per diluted share. In 2006, our net loss was $406,000 or $0.02 per diluted share. For the year, the Company’s comparable store sales decreased by 10.3% while gross margin, as a percent of sales, improved by 2.4% compared to last year. The decline in comparable store sales was an expected result of the implementation of management’s primary business and operating initiatives that are discussed in more detail below. We believe that the Company had reached a point of diminishing returns for many of the costs being incurred to increase sales, which included advertising and store payroll. Changes made to our store staffing and advertising programs coupled with major product resets which took longer to execute than we anticipated, all had an adverse effect on comparable store sales. In addition, lower inventory levels and changes in sourcing caused an increase in out-of stock merchandise which also had a negative impact on sales.
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
Business and Operating Strategy
     The year 2007 involved substantial transition as our new management team focused on reviewing and adjusting various aspects of our business and operations to position us for improved performance. Management’s primary business and operating initiatives are discussed below.
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

increase in our selling, general and administrative expense rate. When we enter new markets in the future that we deem to be multi-store markets, we intend to open more than one store. Previously, including certain of our stores to be opened in 2008, we entered new markets opening only a single store. Management periodically reviews store performance and future prospects to identify underperforming locations and assess closure of those stores that are no longer strategically or economically viable. We are about to begin such a detailed analysis subsequent to the filing of this annual report on Form 10-K.

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

     Improve Information Technology. We are committed to enhancing our information technology to increase operating efficiencies, improve merchandise selection and better serve our customers. During 2007, we made infrastructure improvements, implemented a fully featured e-commerce site with over 50,000 SKUs, and captured physical inventories at the SKU-level. The SKU-level inventory enabled us to implement a perpetual inventory beginning in January 2008 which will be the precursor for additional merchandising systems, including automated replenishment. A project team consisting of consultants and A.C. Moore associates is working on the implementation of a packaged comprehensive retail merchandising system, which will begin with merchandising management and reporting and a pilot of replenishment in 2008 followed by full replenishment and allocation in the second half of 2009. We anticipate realizing some benefit from the automated replenishment system in the second half of 2009, with the majority of the benefit being realized in 2010 due to a period of adjustment in operations following implementation.
Results of Operations
The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales:

	Years Ended December 31,
		2006	2005
	2007	(as restated)	(as restated)
Net sales	100.0%	100.0%	100.0%
Cost of sales	59.1	61.5	60.9

Gross margin	40.9	38.5	39.1
Selling, general and administrative expenses	39.3	37.2	35.8
Costs related to change in management	0.1	0.6	0.0
Store pre-opening expenses	0.5	0.5	0.6

Income from operations	1.0	0.2	2.7
Interest expense (income), net	(0.0)	0.1	0.1

Income before income taxes	1.0	0.1	2.6
Provision for income taxes	0.3	0.2	1.0

Net income (loss)	0.7%	(0.1)%	1.6%

2007 Compared to 2006
     Net Sales. Net sales decreased $29.8 million, or 5.1%, to $559.7 million in 2007 from $589.5 million in 2006. This decrease was due to (i) an increase in net sales of $31.7 million from stores not included in the comparable store base and e-commerce sales, (ii) a comparable store sales decrease of $59.4 million, or 10.3%, and (iii) net sales of $2.1 million from stores closed since the comparable period last year. As stated above, our focus on store profitability, among other things, has negatively impacted comparable store sales. Specifically, the process of evaluating the reach, frequency and timing of our advertisements, adjusting store inventory and payroll to align with sales volume and the execution of major resets in memories and picture frames all had an impact on comparable store sales. Stores are added to the comparable store base at the beginning of the fourteenth full month of operation.
     Merchandise categories that performed below the Company average on a comparable store basis included seasonal, clothing, yarn and kids. The Company placed an increased emphasis on the seasonal category, viewing it as an opportunity for the fourth quarter. However, the seasonal category did not perform well for us, as was the case for other retailers, which resulted in us becoming more promotional than we had planned. Categories that performed better than average included custom framing, cake and candy making and wood. We ended the year with 109 custom frame shops, versus 53 at the end of 2006. The average ticket in custom framing increased 45% versus 2006.
     Gross Margin. Gross margin is net sales minus the cost of merchandise which includes purchasing and receiving costs, inbound freight, duties related to import purchases, internal transfer costs and warehousing costs. Gross margin as a percent of net sales increased 2.4% in 2007, to 40.9% from 38.5% in 2006. The improvement in gross margin was attributable to the mix of merchandise sold which was positively impacted by retail price adjustments resulting from price elasticity studies, more favorable vendor pricing and a higher initial mark-up on imports, partially offset by valuation allowances recorded for aged inventory. An analysis of store and warehouse inventories was performed to estimate net realizable value with regard to this product.
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
     Selling, general and administrative expenses, as a percent of net sales, increased 2.1% in 2007, to 39.3% from 37.2 % in 2006. Costs related to capturing SKU-level inventories represented 0.2%, costs related to a one-time legal settlement represented 0.2%, and increased professional fees represented 0.3%. The balance of the increase was the result of deleveraging of store occupancy costs against a decline in comparable store sales partially offset by a reduction in store payroll as a percent of sales.
     Costs Related to Change in Management. We incurred a cost of $435,000 in 2007 related to change in management compared with $3.4 million in 2006. This cost includes severance for departing officers and employees as well as recruiting costs for new officers. There were no costs charged to this classification since the second quarter of 2007.
     Interest Income and Expense. In 2007, we had net interest income of $206,000 compared with net interest expense of $323,000 in 2006. The increase is principally due to additional interest income received during the year based on our higher cash position during most of the year, partially offset by $350,000 of interest expense recorded in the fourth quarter of 2007 in relation to a settlement of a Federal income tax audit.
     Store Pre-Opening Expenses. We expense store pre-opening costs as they are incurred, which includes rent expense from the date we gain access to the property. Pre-opening expenses for the 12 stores opened in 2007 amounted to $2.6 million. In 2006, we opened 14 stores and incurred pre-opening expenses of $3.2 million.
     Income Taxes. Our effective income tax rate was 33.4% for 2007 and 168.8% for 2006. The decrease in 2007 from historical income tax rates was primarily attributable to an increase in tax free interest income. The unusually high effective income tax rate in 2006 was related to the effect of a permanent difference from non-deductible compensation expense related to incentive stock options applied to a lower level of pre-tax income.
2006 Compared to 2005
     Net Sales. Net sales increased $50.1 million, or 9%, to $589.5 million in 2006 from $539.4 million in 2005. This increase resulted from (i) an increase in net sales of $24.5 million from 14 new stores opened in 2006, (ii) net sales of $27.1 million from stores opened in 2005 not included in the comparable store base, and (iii) a comparable store sales decrease of $1.5 million, or 0.3%. Stores are added to the comparable store base at the beginning of the fourteenth full month of operation.
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
     Gross Margin. Gross margin is net sales minus the cost of merchandise which includes purchasing and receiving costs, inbound freight, duties related to import purchases and warehousing costs. Gross margin as a percent of net sales decreased 0.6% in 2006, to 38.5% from 39.1% in 2005. The mix of merchandise sold and higher shortage results were the primary reasons for the decrease in gross margin.
     During the fourth quarter we reviewed the level and composition of our inventories in some detail and determined that some stores had inventory in excess of what was required to support current sales levels. We addressed this situation by reducing store purchases and then moving excess inventory in the stock rooms to the sales floor. This strategy resulted in a 17% reduction in average store inventory.
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
     Selling, general and administrative expenses, as a percent of net sales, increased 1.4% in 2006, to 37.2% from 35.8 % in 2005. In 2006, we began expensing stock-based compensation as required by SFAS No. 123(R). This expense accounted for 0.5% of the increase in selling, general and administrative expenses. Additional increases were the closure of our Birmingham location and a lease termination representing a 0.2% increase, consulting studies performed during the year representing a 0.1% increase, and that occurred in the first and fourth quarters of 2006.
     In 2006, the Company recognized $3.1 million of share-based compensation expense. Of this amount, $2.8 million was included as a component of selling, general and administrative expense and $326,000 was included in costs related to change in management.
     Costs Related to Change in Management. We incurred a cost of $3.4 million in 2006 related to change in management. This cost included severance for departing officers and employees as well as recruiting costs for new officers. Between June 1, 2006 and December 31, 2006, we replaced, reclassified or separated a total of 26 officers at the vice president level and above. Changes in management included but were not limited to the following: (i) appointment of a new Chief Executive Officer effective June 1, 2006 to replace the previous Chief Executive Officer who retired effective June 1, 2006; (ii) appointment of a new Chief Financial Officer effective September 13, 2006 to replace the former Chief Financial Officer who retired effective July 31, 2006, (iii) replacement of 11 field vice president positions with seven district manager positions; (iv) retirement of the Executive Vice President, Merchandising effective June 30, 2006; (v) departure of the Executive Vice President, Merchandising and Marketing effective July 31, 2006; (vi) departure of our Executive Vice President, Store Operations effective November 22, 2006; (vii) departure of two senior vice presidents and five vice presidents, of which two were replaced; and (viii) hiring of three new vice presidents to fill newly created positions. Subsequent to year-end, our Vice President of Distribution and Senior Vice President of Finance left the Company.
     Interest Income and Expense. In 2006, we had net interest expense of $323,000 compared with net interest expense of $450,000 in 2005. The decrease was principally due to additional interest income received during the year based on our higher cash position.
     Store Pre-Opening Expenses. We expense store pre-opening costs as they are incurred, which would include straight-line expense of rent holidays prior to store opening. Pre-opening expenses for the 14 new stores opened in 2006 amounted to $3.2 million. In 2005, we opened 13 new stores and relocated one store and incurred pre-opening expenses of $3.5 million.

     Income Taxes. Our effective income tax rate was 168.8% for 2006 and 36.8% for 2005. The unusually high effective income tax rate in 2006 was related to the effect of a permanent difference from non-deductible compensation expense related to incentive stock options applied to a lower level of pre-tax income.
Quarterly Results and Seasonality
The following table sets forth unaudited quarterly operating results for our twelve most recent quarterly periods, and the number of stores open at the end of each period (dollars in thousands, except share and store data). Quarterly results have been restated for the impact the correction of the Company’s inventory accounting error had on gross margin and the related tax benefit or expense. The impact of this restatement on gross margin in any quarter was less than 1% of sales. See Note 1 in our Notes to Consolidated Financial Statements for a more detailed description of the adjustments underlying the restatement.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(as restated)	(as restated)
2007
Net sales	$135,380	$124,439	$122,608	$177,266
Gross margin	55,311	52,079	52,679	68,662
Income (loss) from operations	314	(1,103)	(1,115)	7,374
Net income (loss)	345	(559)	(654)	4,651
Net income (loss) per share, diluted	$0.02	$(0.03)	$(0.03)	$0.23
Diluted average shares outstanding	20,279	20,229	20,275	20,346

Number of stores open at end of period	123	124	127	132
Comparable store sales increase (decrease)	(5)%	(10)%	(10)%	(15)%

2006 (as restated)
Net sales	$132,918	$129,815	$128,936	$197,837
Gross margin	52,467	52,122	52,315	69,922
Income (loss) from operations	(217)	(3,545)	(4,859)	9,535
Net income (loss)	(161)	(2,153)	(3,019)	4,927
Net income (loss) per share, diluted	$(0.01)	$(0.11)	$(0.15)	$0.24
Diluted average shares outstanding	19,838	19,857	19,916	20,192

Number of stores open at end of period	113	114	117	122
Comparable store sales increase (decrease)	(2)%	3%	2%	(3)%

2005 (as restated)
Net sales	$122,879	$113,489	$115,094	$187,974
Gross margin	47,801	45,387	46,385	71,298
Income (loss) from operations	1,796	(323)	(3,235)	16,296
Net income (loss)	1,058	(234)	(2,096)	10,173
Net income (loss) per share, diluted	$0.05	$(0.01)	$(0.11)	$0.51
Diluted average shares outstanding	20,209	19,743	19,808	20,105

Number of stores open at end of period	96	98	105	109
Comparable store sales increase (decrease)	(2)%	1%	(4)%	(4)%
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
Liquidity and Capital Resources
     Our cash is used primarily for working capital to support our inventory requirements and fixtures and equipment, pre-opening expenses and beginning inventory for new stores. In recent years, we have financed our operations and new store openings primarily with cash from operations. In 2004, we borrowed $30.0 million under two mortgage agreements we have with Wachovia Bank N.A. (“Wachovia”) to finance our distribution center and corporate offices.
     At December 31, 2007 and 2006, our working capital was $145.0 million and $143.2 million, respectively. During 2007, 2006 and 2005, cash of $8.6 million, $31.5 million and $14.6 million was generated by operations, respectively. In 2007 and 2006, the Company invested $5.9 million and $7.8 million, respectively, in inventory, primarily to support new store growth. In 2006, the Company executed an inventory optimization plan, which allowed us to reduce average store inventories by 17%. This resulted in a $9.8 million increase in operating cash flow.
     Net cash used in investing activities during 2007, 2006 and 2005 was $19.0 million, $14.3 million and $3.8 million, respectively. In 2007, cash of $19.0 million was invested in capital assets, which included $10.1 million for new store openings, and the remainder for remodeling existing stores, upgrading systems in existing stores, warehouse equipment and corporate systems development. In 2006, we invested $19.5 million in capital assets, paid in part through the sale of $5.2 million in marketable securities. In 2005, we spent $11.0 million for new stores and the remainder for remodeling existing stores and upgrading systems, paid in part through the sale of $12.3 million in marketable securities, net of investments of $10.2 million. In 2008, we expect to spend approximately $18 million on capital expenditures, which includes $10.0 million for new store openings, and the remainder for remodeling existing stores, upgrading systems in existing stores, warehouse equipment and corporate systems development including the packaged comprehensive retail merchandising system.
     We maintain two mortgage agreements with Wachovia related to our distribution center and corporate offices, of which $21.6 and $24.2 million was outstanding at December 31, 2007 and 2006, respectively. The mortgages are secured by land, building, and equipment. Of the original $30.0 million in mortgages, $22.5 million ($17.6 million at December 31, 2007) is repayable over 15 years and $7.5 million ($4.0 million at December 31, 2007) is repayable over seven years. Fixed monthly payments totaling $214,000 started in October 2004. In November 2006, we effectively converted these mortgages from a variable interest rate to fixed interest rates of 5.77% on the 15-year mortgage and 5.72% on the seven-year mortgage through the use of an interest rate swap.
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
     In January 2008, we amended the two mortgages and entered into a promissory note. Pursuant to the loan modification, Wachovia has agreed to waive non-compliance with certain provisions of the loan documents as a result of the Company’s failure to deliver the financial statements for the quarter ended September 30, 2007. The loan modification also amended the loan documents to (i) increase the interest rate for the two mortgages and borrowing under the line of credit from a LIBOR-based rate plus 65 basis points to a LIBOR-based rate plus 90 basis points, and

(ii) require the Company to maintain a deposit account with the Bank with a minimum balance of $500,000. These two provisions terminate when the Company files the third quarter 2007 Form 10-Q and the required restatements.
     At December 31, 2007, we had a $35.0 million line of credit agreement with Wachovia, which is scheduled to expire on May 31, 2008. We intend to negotiate to extend the line of credit once the third quarter 2007 Form 10-Q and the required restatements are filed. At December 31, 2007, the Company had no outstanding principal balance under the line of credit. In January 2008, a $6.45 million letter of credit was issued under the line. This letter of credit replaced a workers’ compensation insurance cash escrow account that has been redeployed in other investments.
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
     In February 2008, the Company finalized an audit with the Internal Revenue Service that covered the 2004, 2005 and 2006 tax years which resulted in a payment of tax and interest totaling $2.1 million.
     We believe the cash generated from operations during the year and available borrowings under our line of credit agreement with Wachovia will be sufficient to finance our working capital and capital expenditure requirements for at least the next 12 months.
     We lease our retail stores and some vehicles and equipment under non-cancelable operating leases. At December 31, 2007 our total obligations under these operating leases were $301 million. The following table reflects as of December 31, 2007 the payments due (including those for unopened stores) for the periods indicated.

		Payments Due By Period ($000)
Contractual Obligations	Total	< 1 Year	1 - 3 Years	4 - 5 Years	> 5 Years
Long-term debt (1)	$28,099	$3,750	$10,097	$4,176	$10,076
Store and warehouse operating leases (2)	299,637	43,848	124,834	61,288	69,667
Vehicle and equipment leases	941	307	609	25	—
Purchase obligations (3)	2,616	2,616	—	—	—
Deferred tax liability (4)	—	—	—	—	—
Liability for uncertain tax positions (5)	2,072	2,072	—	—	—

Total contractual cash obligations	$333,365	$52,593	$135,540	$65,489	$79,743

(1)	Includes interest calculated using the effective rates of 5.77% and 5.72% as of December 31, 2007. In November 2006, the Company entered into two interest rate swap agreements with Wachovia Bank. The swaps effectively convert the Company’s variable interest rate mortgage obligations to a fixed rate. See Note 2 of the Notes to Consolidated Financial Statements for additional information on these swaps.

(2)	Most store leases have an average initial term of ten years, with three five-year renewal options, and provide for predetermined escalation in future minimum annual rent. Rent payments are amortized over the initial lease term commencing on the date we take possession. The pro rata portion of scheduled rent escalations has been included in other long-term liabilities in the balance sheet. Amounts listed in this table only include minimum rent payments. Most leases contain provisions that require payment for other items such as real estate taxes, common area maintenance and insurance. Historically, these additional items have been equal to approximately 30% of the minimum lease payments.

(3)	Purchase obligations include agreements for goods and services that are enforceable and legally binding on the Company and that specify all significant terms. As of December 31, 2007, such obligations were primarily for the purchase of information technology hardware and software.

(4)	The amount of deferred income taxes has been excluded from the above table as the timing of any cash payment is uncertain. See Note 9 of the Notes to Consolidated Financial Statements for additional information regarding our deferred tax position.

(5)	In February 2008, the Company finalized an audit with the Internal Revenue Service that covered the 2004, 2005 and 2006 tax years which resulted in a payment of tax and interest totaling $2.1 million. The remaining $1.2 million balance of the Company’s liability for uncertain tax positions was excluded from the table above, as the timing of any cash payments is uncertain.
Critical Accounting Estimates
     Our accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements included herein. As disclosed in Note 2 of the Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from those estimates. Management makes adjustments to its assumptions and judgments when facts and circumstances dictate. The amounts currently estimated by us are subject to change if future events cause us to change our assumptions. We evaluate our estimates and judgments on an ongoing basis and predicate those estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Management believes the following critical accounting estimates encompass the more significant judgments and estimates used in preparation of the Consolidated Financial Statements.
     Merchandise Inventories. We value our inventories at the lower of cost or market. For warehouse inventories cost is determined using a weighted average method. At year-end, we value inventory in our stores under the retail inventory method (“RIM”). Under RIM, store inventories are valued at their current retail selling price multiplied by a cost complement to arrive at an inventory value at cost. The cost complement is a ratio of merchandise available for sale at cost to merchandise available for sale at its original selling price. On a quarterly basis, management uses a specific cost method to determine the value of its store inventories. Through its point of sale system, the Company is able to assign a SKU specific cost to every item sold. Using this information, along with estimates for inventory shrinkage and transportation costs, management estimates cost of sales and inventory.
     Management includes the cost of purchasing, warehousing, and transportation in the cost of inventory. Vendor allowances, which primarily represent volume discounts and cooperative advertising funds, are recorded as a reduction in the cost of merchandise inventories. For merchandise where we are the direct importer, ocean freight, duty, and internal transfer costs are included as inventory costs.
     Our quarterly estimates for inventory shrinkage are based on actual historical results from recent physical inventories. These estimates are adjusted to actual shrinkage amounts at year-end when a full physical inventory in each of our stores and warehouse facilities are taken.
     Our inventory valuation methodology also requires other management estimates and judgment, such as the net realizable value of merchandise designated for clearance or slow-moving merchandise. Our reserve for clearance and slow-moving merchandise is based on several factors, including the quantity of merchandise on hand, sales trends, and future advertising and merchandising plans. The accuracy of these estimates can be impacted by many factors, some of which are outside of management’s control, including changes in economic conditions and consumer buying trends. We believe that the process we use results in an appropriate inventory value.
     Effective January 1, 2008, the Company changed its method of accounting for store inventories from RIM to weighted average cost. See the Merchandise Inventories section of Note 2 in our Summary of Significant Accounting Policies for further discussion.

     Impairment of Long-Lived Assets. In accordance with generally accepted accounting principles, we review long-lived assets for impairment by comparing the carrying value of assets with their estimated future undiscounted cash flows. To the extent these future estimates change, the conclusion regarding impairment may differ from our current estimates, and the loss, if any, would be recognized at that time. The impairment loss is calculated as the difference between asset carrying values and the present value of estimated net cash flows, giving consideration to recent operating performance and pricing trends.
     Reserve for Closed Stores. We maintain a reserve for future rental obligations, carrying costs and other closing costs related to closed stores. We recognize exit costs for store closures at the time the store is closed. Such costs are recorded as selling, general and administrative expenses on our consolidated statements of operations.
     The costs of closing a store or facility are calculated as the present value of future rental obligations remaining under the lease, less estimated sublease rental income or the lease termination fee. Once a store has been identified for closure, we accelerate the remaining depreciation so that the assets are fully depreciated at the date of closure. The determination of the reserves is dependent on our ability to make reasonable estimates of costs to be incurred post-closure and of rental income to be received from subleases. The reserves could vary materially if market conditions were to vary significantly from our assumptions.
     Income Taxes. We do business in various jurisdictions that impose income taxes. Management determines the aggregate amount of income tax expense to accrue and the amount currently payable based upon the tax statutes of each jurisdiction. This process involves adjusting income determined using generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred taxes are reflected on our balance sheet for temporary differences that will reverse in subsequent years. A change in tax rates is recognized as income or expense in the period in which the change becomes effective. Valuation allowances are recorded to reduce the carrying amount of deferred tax assets, when it is more likely than not that such assets will not be realized. If different judgments had been made, our tax expense, assets and liabilities could have been different. Historically, such differences have not been significant.
     Because income from different jurisdictions may be taxed at different rates, our mix of income by jurisdiction may affect our tax rate. In addition, decisions by management on such items as whether to invest excess cash in taxable or nontaxable instruments, or the type of stock options that are granted, can also have an impact on our effective tax rate. The tax rate we use throughout the year is based on our estimate of an annual effective rate. This rate is evaluated quarterly and adjusted for known trends in earnings and permanent tax differences. We also evaluate the effect of any changes in uncertain tax positions including the initiation or settlement of audits.
     Other Estimates. Management uses estimates in the determination of the required accruals for general liability, workers’ compensation and health insurance. These estimates are based upon examination of historical trends, industry claims experience and, in certain cases, calculations performed by third-party experts. We maintain coverage that limits our loss exposure on both a per claim and aggregate basis for certain risks. Projected claims information may change in the future and may require management to revise these accruals. Historically, these revisions have not been significant.
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
Change in Accounting Principles
     Effective January 1, 2008, the Company changed its method of accounting for store inventories from the retail inventory method to weighted average cost. See the Merchandise Inventories section of Note 2 in our ‘Summary of Significant Accounting Policies’ for further discussion.

     Effective January 1, 2006 we adopted FAS No. 123(R) using the modified prospective application method. As of December 31, 2005, the compensation cost related to non-vested stock options not yet recognized totaled $3.4 million. This amount was recognized over the next 20 months. The impact of stock-compensation expense on net income for 2007 and 2006 was $1.8 million or $0.09 per diluted share and $2.4 million or $0.12 per diluted share respectively.
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. This interpretation also provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition of tax positions. The recognition threshold and measurement attribute is part of a two step tax position evaluation process prescribed in FIN 48. We adopted FIN 48 as of January 1, 2007. The adoption resulted in recording $608,000 as an adjustment to retained earnings reflecting the cumulative effect of an accounting change. See Note 9, ‘Income Taxes’ for further discussion.
New Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value in an attempt to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  This Statement is effective for the Company beginning January 1, 2008.  We are currently assessing the impact of this Statement on our Consolidated Financial Statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  It does not expand the use of fair value measurement. We will be required to adopt SFAS No. 157 for financial assets and liabilities on January 1, 2008. In February 2008, the FASB deferred adoption of SFAS No. 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis until the fiscal year beginning after December 15, 2008. We are currently assessing the impact of this Statement on our Consolidated Financial Statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     We invest cash balances in excess of operating requirements primarily in money market mutual funds. The fair value of our cash and equivalents at December 31, 2007 approximated carrying value. A hypothetical decrease in interest rates of 10% compared to the rates in effect at year end would reduce our interest income $233,000 annually.
     At December 31, 2007, the Company had no outstanding principal balance under its line of credit. The interest rates on our mortgages fluctuate with market rates and therefore the value of these financial instruments will not be impacted by a change in interest rates. In November 2006, we entered into an interest rate swap that had the effect of converting our variable mortgages to a fixed rate. As a result, a 10% increase or decrease in interest rates would have no impact on our interest expense as the increase/decrease in interest paid on our mortgages would be offset by a corresponding decrease/increase in the interest received from our swap. A 10% decrease in interest rates would cause the fair market value of the swap to decrease by $1.25 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
A.C. MOORE ARTS & CRAFTS, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of A.C. Moore Arts & Crafts, Inc.
In our opinion, the consolidated financial statements listed in the accompanying index appearing on the prior page present fairly, in all material respects, the financial position of A.C. Moore Arts & Crafts, Inc. and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the accuracy and valuation of the accounting for and disclosure of inventory and the related cost of revenue accounts existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2007 consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 1 to the consolidated financial statements, the Company has restated its 2006 and 2005 consolidated financial statements.
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007 and share-based compensation in 2006.
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
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 26, 2008

A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
		2006
	2007	(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$65,195	$76,120
Inventories	128,391	122,450
Prepaid expenses and other current assets	11,940	7,653
Prepaid and receivable income taxes	7,411	—
Deferred tax assets	7,533	11,364

	220,470	217,587

Non-current assets:
Property and equipment, net	99,328	95,268
Other assets	2,092	1,409

	$321,890	$314,264

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,571	$2,571
Trade accounts payable	48,780	48,703
Accrued payroll and payroll taxes	2,980	3,011
Accrued expenses	17,753	17,336
Accrued lease liability	1,440	825
Other current liabilities	1,909	1,935

	75,433	74,381

Non-current liabilities:
Long-term debt	19,071	21,643
Deferred tax liability and other	8,719	6,605
Accrued lease liability	19,067	19,430

	46,857	47,678

	122,290	122,059

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; none issued	—	—

Common stock, no par value, 40,000,000 shares authorized; shares issued and outstanding 20,298,601 and 20,167,098 at December 31, 2007 and 2006, respectively	122,921	118,218

Accumulated other comprehensive (loss)	(483)	—
Retained earnings	77,162	73,987

	199,600	192,205

	$321,890	$314,264

The accompanying notes are an integral part of these consolidated financial statements.

A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)

	For the Years Ended December 31,
		2006	2005
	2007	(as restated)	(as restated)
Net sales	$559,693	$589,506	$539,436
Cost of sales (including buying and distribution costs)	330,962	362,678	328,565

Gross margin	228,731	226,828	210,871
Selling, general and administrative expenses	220,218	219,298	192,878
Costs related to change in management	435	3,376	—
Store pre - opening expenses	2,608	3,241	3,459

Income from operations	5,470	913	14,534
Interest expense	1,791	1,547	1,234
Interest (income)	(1,997)	(1,224)	(784)

Income before income taxes	5,676	590	14,084
Provision for income taxes	1,893	996	5,183

Net income (loss)	$3,783	$(406)	$8,901

Basic net income (loss) per share	$0.19	$(0.02)	$0.45

Diluted net income (loss) per share	$0.19	$(0.02)	$0.44
The accompanying notes are an integral part of these consolidated financial statements.

A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands except share data)

				Accumulated
				Other
		Common	Retained	Comprehensive
	Shares	Stock	Earnings	(Loss)	Total
Balance, December 31, 2004 (as previously reported)	19,655,100	$109,131	$77,084	—	$186,215
Cumulative adjustment, correction of accounting error (Note 1)	—	—	(11,592)	—	(11,592)

Balance, December 31, 2004 (as restated)	19,655,100	$109,131	$65,492	—	$174,623
Net income (as restated)	—	—	8,901	—	8,901
Exercise of stock options	161,674	1,023	—	—	1,023
Tax benefit from exercise of stock options	—	1,229	—	—	1,229

Balance, December 31, 2005 (as restated)	19,816,774	$111,383	$74,393	$—	$185,776
Net (loss) (as restated)	—	—	(406)	—	(406)
Exercise of stock options	350,324	2,152	—	—	2,152
Tax benefit from exercise of stock options	—	1,606	—	—	1,606
Stock-based compensation expense	—	3,077	—	—	3,077

Balance, December 31, 2006 (as restated)	20,167,098	$118,218	$73,987	$—	$192,205
Net income	—	—	3,783	—	3,783
Unrealized (loss), net of taxes of $322 (Note 8)	—	—	—	$(483)	(483)
Total comprehensive income	—	—	—	—	$3,300
Exercise of stock options	131,503	1,626	—	—	1,626
Tax benefit from exercise of stock options	—	433	—	—	433
Stock-based compensation expense	—	2,644	—	—	2,644
Change in accounting principle (Note 9)	—	—	(608)	—	(608)

Balance, December 31, 2007	20,298,601	$122,921	$77,162	$(483)	$199,600

The accompanying notes are an integral part of these consolidated financial statements.

A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
		2006	2005
	2007	(as restated)	(as restated)
Cash flows from operating activities:
Net income (loss)	$3,783	(406)	$8,901
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,079	12,281	10,769
Stock-based compensation expense	2,644	3,077	—
Loss on disposal of assets	883	83	438
Provision for (benefit of) deferred income taxes, net	5,033	(4,449)	(1,327)
Changes in assets and liabilities:
Inventories	(5,941)	9,848	(7,830)
Prepaid expenses and other current assets	(4,770)	(753)	755
Income taxes receivable	(6,928)	—	—
Accounts payable, accrued payroll and payroll taxes and accrued expenses	463	8,633	(2,118)
Accrued lease liability	252	2,928	3,532
Income taxes payable	(205)	256	1,160
Other	(683)	(2)	340

Net cash provided by operating activities	8,610	31,496	14,620

Cash flows from investing activities:
Capital expenditures	(19,022)	(19,534)	(16,086)
Proceeds from maturation of marketable securities	—	5,224	22,570
Investment in marketable securities	—	—	(10,236)

Cash flows (used in) investing activities	(19,022)	(14,310)	(3,752)

Cash flows from financing activities:
Exercise of stock options	1,626	2,152	1,023
Tax benefit of stock options	433	1,606	—
Repayment of long-term debt	(2,572)	(2,572)	(2,571)

Net cash provided by (used in) financing activities	(513)	1,186	(1,548)

Net (decrease) increase in cash and cash equivalents	(10,925)	18,372	9,320
Cash and cash equivalents at beginning of period	76,120	57,748	48,428

Cash and cash equivalents at end of period	$65,195	$76,120	$57,748

Supplemental cash flow information:
Cash paid during the year for:
Interest	$1,343	$1,538	$1,197

Income taxes	$1,898	$3,639	$5,345

Non-cash items:
Tax benefit of stock options	$433	$1,606	$1,229

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
     Correction of our inventory valuation resulted in a restatement of our financial statements for the periods including and prior to the six months ended June 30, 2007 as contained in this annual report on Form 10-K. The total adjustment through June 30, 2007 relating to the correction of the RIM error was a reduction in net income of $13.2 million, net of an income tax benefit of $7.4 million. In addition, the restated financial statements also reflect an adjustment to amounts previously reported related to the timing of recognition of internal transfer costs on imported merchandise. The total adjustment through June 30, 2007 relating to the internal transfer costs was a reduction to net income of $2.8 million, net of an income tax benefit of $1.6 million.
Correction of Retail Inventory Method
     Historically, the Company valued store inventory using the retail inventory method at each year end. We have determined that our historical retail inventory method contained an error in the calculation of the cost complement. The cost complement is a ratio of merchandise available for sale at cost to merchandise available for sale at its original retail selling price. The cost complement is then multiplied by ending inventory at retail to determine ending inventory at cost. The error in our cost complement occurred when merchandise purchases were added to the retail cost pool at amounts less than the original retail selling price. This caused our cost complement to be higher than it should have been, and when multiplied by ending inventory at retail caused an overstatement in our ending cost inventory and an understatement of cost of sales. To correct these errors we recalculated our historical cost complements using a retail cost pool that reflected merchandise available for sale at original retail selling prices. There are certain items of income and expense, such as vendor cooperative advertising payments and freight and distribution costs, that are capitalized in ending inventory. The amount capitalized is directly related to the value of ending inventory so that when we adjusted our ending inventory to correct for the error in our cost complement, the capitalization of these items were adjusted accordingly.
     The following table provides the effects of corrections to our retail inventory method and the capitalization of associated items of income and expense on certain line items within the Consolidated Statements of Operations.
Impact of Correction to Retail Inventory Method
(In thousands)

	Six Months
	Ended June 30,	Years Ended Decmber 31,
	2007	2006	2005
	(unaudited)
Cost of sales	$702	$3,043	$1,437
(Loss) before taxes	(702)	(3,043)	(1,437)
Tax benefit	259	857	610

Net loss	(443)	(2,186)	(827)

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
Effects of Restatement
     The following tables set forth the effects of the restatement on previously reported Consolidated Balance Sheets, Consolidated Statements of Operations, and Consolidated Statements of Cash Flows, for the first and second quarters of 2007, and the first, second and third quarters and years ended 2006 and 2005.

A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)

	(unaudited)			For the Years Ended December 31,
	Six Months Ended June 30, 2007			2006			2005
	As	Correction		As	Correction		As	Correction
	Previously	of Inventory		Previously	of Inventory		Previously	of Inventory
	Reported	Valuation	As Restated	Reported	Valuation	As Restated	Reported	Valuation	As Restated

Net sales	$259,819	$—	$259,819	$589,506	$—	$589,506	$539,436	$—	$539,436
Cost of sales	151,727	702	152,429	358,725	3,953	362,678	326,581	1,984	328,565

Gross margin	108,092	(702)	107,390	230,781	(3,953)	226,828	212,855	(1,984)	210,871
Selling, general and administrative expenses	107,253	—	107,253	219,298	—	219,298	192,878	—	192,878
Costs related to change in management	435	—	435	3,376	—	3,376	—	—	—
Store pre-opening expenses	491	—	491	3,241	—	3,241	3,459	—	3,459

Income (loss) from operations	(87)	(702)	(789)	4,866	(3,953)	913	16,518	(1,984)	14,534
Interest expense	711	—	711	1,547	—	1,547	1,234	—	1,234
Interest (income)	(1,161)	—	(1,161)	(1,224)	—	(1,224)	(784)	—	(784)

Income (loss) before income taxes	363	(702)	(339)	4,543	(3,953)	590	16,068	(1,984)	14,084
Provision (benefit) for income taxes	134	(259)	(125)	2,109	(1,113)	996	6,026	(843)	5,183

Net income (loss)	$229	$(443)	$(214)	$2,434	$(2,840)	$(406)	$10,042	$(1,141)	$8,901

Basic net income (loss) per share	$0.01	$(0.02)	$(0.01)	$0.12	$(0.14)	$(0.02)	$0.51	$(0.06)	$0.45

Diluted net income (loss) per share	$0.01	$(0.02)	$(0.01)	$0.12	$(0.14)	$(0.02)	$0.50	$(0.06)	$0.44

Basic weighted average shares outstanding	20,207		20,207	19,929		19,929	19,758		19,758

Diluted weighted average shares outstanding	20,338		20,207	20,019		19,929	20,149		20,149

A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)

	March 31, 2007			June 30, 2007
	As	Correction		As	Correction
	Previously	of Inventory		Previously	of Inventory
	Reported	Valuation	As Restated	Reported	Valuation	As Restated

ASSETS
Current assets:
Cash and cash equivalents	$67,757	$—	$67,757	$54,564	$—	$54,564
Marketable securities	—	—	—	—	—	—
Inventories	147,223	(24,667)	122,556	150,881	(25,003)	125,878
Prepaid expenses and other current assets	8,741	—	8,741	7,364	—	7,364
Prepaid income taxes	—	—	—	154	—	154
Deferred tax assets	3,000	8,867	11,867	3,224	8,987	12,211

	226,721	(15,800)	210,921	216,187	(16,016)	200,171

Non-current assets:
Property and equipment, net	96,882	—	96,882	95,795	—	95,795
Other assets	1,318	—	1,318	1,763	—	1,763

	$324,921	$(15,800)	$309,121	$313,745	$(16,016)	$297,729

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,571	$—	$2,571	$2,571	$—	$2,571
Trade accounts payable	47,045	—	47,045	38,194	—	38,194
Accrued payroll and payroll taxes	2,884	—	2,884	2,833	—	2,833
Accrued expenses	15,030	—	15,030	13,119	—	13,119
Accrued lease liability	756	—	756	1,313	—	1,313
Income taxes payable	617	—	617	—	—	—

	68,903	—	68,903	58,030	—	58,030

Non-current liabilities
Long-term debt	21,000	—	21,000	20,357	—	20,357
Deferred tax liability and other	6,867	—	6,867	6,590	—	6,590
Accrued lease liability	19,184	—	19,184	18,366	—	18,366

	47,051	—	47,051	45,313	—	45,313

	115,954	—	115,954	103,343	—	103,343

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; none issued	—	—	—	—	—	—

Common stock, no par value, 40,000,000 shares authorized; issued and outstanding 20,188,466 and 20,251,633 shares at March 31, 2007 and June 30, 2007 respectively	119,443	—	119,443	120,992	—	120,992

Other comprehensive income	—	—	—	229	—	229
Retained earnings	89,524	(15,800)	73,724	89,181	(16,016)	73,165

	208,967	(15,800)	193,167	210,402	(16,016)	194,386

	$324,921	$(15,800)	$309,121	$313,745	$(16,016)	$297,729

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

A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,			Six Months Ended June 30,
	As	Correction		As	Correction
	Previously	of Inventory		Previously	of Inventory
2007	Reported	Valuation	As Restated	Reported	Valuation	As Restated

Cash flows from operating activities:
Net income (loss)	$572	(227)	$345	$229	(443)	$(214)
Adjustments to reconcile net income to net cash provided by operating activities:	—	—	—	—	—	—
Depreciation and amortization	3,473	—	3,473	6,920	—	6,920
Stock-based compensation expense	981	—	981	1,432	—	1,432
Loss on disposal of assets	—	—	—	—	—	—
Provision for (benefit of) deferred income taxes, net	(710)	(139)	(849)	(1,345)	(259)	(1,604)
Changes in assets and liabilities:	—	—	—	—	—	—
Inventories	(472)	366	(106)	(4,130)	702	(3,428)
Prepaid expenses and other current assets	(1,088)	—	(1,088)	289	—	289
Accounts payable, accrued payroll and payroll taxes and accrued expenses	(4,091)	—	(4,091)	(14,904)	—	(14,904)
Accrued lease liability	(315)	—	(315)	(576)	—	(576)
Income taxes payable	(1,318)	—	(1,318)	(2,089)	—	(2,089)
Other	91	—	91	9	—	9

Net cash (used in) operating activities	(2,877)	—	(2,877)	(14,165)	—	(14,165)

Cash flows from investing activities:
Capital expenditures	(5,087)	—	(5,087)	(7,447)	—	(7,447)

Cash flows (used in) investing activities	(5,087)	—	(5,087)	(7,447)	—	(7,447)

Cash flows from financing activities:
Exercise of stock options	149	—	149	1,056	—	1,056
Tax benefit of stock options	95	—	95	286	—	286
Repayment of long-term debt	(643)	—	(643)	(1,286)	—	(1,286)

Net cash provided by (used in) by financing activities	(399)	—	(399)	56	—	56

Net (decrease) in cash and cash equivalents	(8,363)	—	(8,363)	(21,556)	—	(21,556)
Cash and cash equivalents at beginning of period	76,120	—	76,120	76,120	—	76,120

Cash and cash equivalents at end of period	$67,757	$—	$67,757	$54,564	$—	$54,564

A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(unaudited)			(unaudited)			(unaudited)
	March 31, 2006			June 30, 2006			September 30, 2006			December 31, 2006
	As	Correction		As	Correction		As	Correction		As	Correction
	Previously	of Inventory		Previously	of Inventory		Previously	of Inventory		Previously	of Inventory
	Reported	Valuation	As Restated	Reported	Valuation	As Restated	Reported	Valuation	As Restated	Reported	Valuation	As Restated

ASSETS
Current assets:
Cash and cash equivalents	$45,853		$45,853	$24,716		$24,716	$22,224		$22,224	$76,120	$—	$76,120
Marketable securities	1,500		1,500	—		—	—		—	—	—	—
Inventories	164,901	(21,034)	143,867	176,068	(21,704)	154,364	173,754	(22,370)	151,384	146,751	(24,301)	122,450
Prepaid expenses and other current assets	5,546		5,546	5,688		5,688	4,991		4,991	7,653	—	7,653
Prepaid income taxes	478		478	2,134		2,134	4,533		4,533	—	—	—
Deferred tax assets	1,334	7,890	9,224	981	8,176	9,157	845	8,468	9,313	2,636	8,728	11,364

	219,612	(13,144)	206,468	209,587	(13,528)	196,059	206,347	(13,902)	192,445	233,160	(15,573)	217,587

Non-current liabilities
Property and equipment, net	89,748		89,748	91,834		91,834	93,759		93,759	95,268	—	95,268
Other assets	1,367		1,367	1,390		1,390	1,471		1,471	1,409	—	1,409

	$310,727	$(13,144)	$297,583	$302,811	$(13,528)	$289,283	$301,577	$(13,902)	$287,675	$329,837	$(15,573)	$314,264

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,571		$2,571	$2,571		$2,571	$2,571		$2,571	$2,571	$—	$2,571
Trade accounts payable	47,998		47,998	41,002		41,002	37,973		37,973	48,703	—	48,703
Accrued payroll and payroll taxes	2,586		2,586	2,480		2,480	2,507		2,507	3,011	—	3,011
Accrued expenses	9,039		9,039	9,939		9,939	12,262		12,262	17,336	—	17,336
Accrued lease liability	65		65	1,143		1,143	1,143		1,143	825	—	825
Other current liabilities	—		—	—		—	—		—	1,935	—	1,935

	62,259	—	62,259	57,135	—	57,135	56,456	—	56,456	74,381	—	74,381

Non-current liabilities
Long-term debt	23,572		23,572	22,929		22,929	22,286		22,286	21,643	—	21,643
Deferred tax liability and other	7,925		7,925	7,430		7,430	7,460		7,460	6,605	—	6,605
Accrued lease liability	17,200		17,200	16,259		16,259	17,025		17,025	19,430	—	19,430

	48,697	—	48,697	46,618	—	46,618	46,771	—	46,771	47,678	—	47,678

	110,956	—	110,956	103,753	—	103,753	103,227	—	103,227	122,059	—	122,059

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; none issued	—	—	—	—	—	—	—	—	—	—	—	—

Common stock, no par value, 40,000,000 shares authorized; issued and outstanding 19,856,959; 19,857,896; 19,998,946; and 20,167,098 shares at March 31, June 30, September 30 and December 31, 2006, respectively	112,395	—	112,395	113,451		113,451	115,389	—	115,389	118,218	—	118,218

Retained earnings	87,376	(13,144)	74,232	85,607	(13,528)	72,079	82,961	(13,902)	69,059	89,560	(15,573)	73,987

	199,771	(13,144)	186,627	199,058	(13,528)	185,530	198,350	(13,902)	184,448	207,778	(15,573)	192,205

	$310,727	$(13,144)	$297,583	$302,811	$(13,528)	$289,283	$301,577	$(13,902)	$287,675	$329,837	$(15,573)	$314,264

A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(unaudited)

	Three Months Ended March 31, 2006			Three Months Ended June 30, 2006			Three Months Ended September 30, 2006			Three Months Ended December 31, 2006
	As	Correction		As	Correction		As	Correction		As	Correction
	Previously	of Inventory		Previously	of Inventory		Previously	of Inventory		Previously	of Inventory
	Reported	Valuation	As Restated	Reported	Valuation	As Restated	Reported	Valuation	As Restated	Reported	Valuation	As Restated

Net sales	$132,918	$—	$132,918	$129,815	$—	$129,815	$128,936	$—	$128,936	$197,837	$—	$197,837
Cost of sales	79,765	686	80,451	77,023	670	77,693	75,955	666	76,621	125,984	1,931	127,915

Gross margin	53,153	(686)	52,467	52,792	(670)	52,122	52,981	(666)	52,315	71,853	(1,931)	69,922
Selling, general and administrative expenses	51,844	—	51,844	53,185	—	53,185	55,356	—	55,356	58,913	—	58,913
Costs related to change in management	216	—	216	1,811	—	1,811	888	—	888	458	—	458
Store pre-opening expenses	624	—	624	671	—	671	930	—	930	1,016	—	1,016

Income (loss) from operations	469	(686)	(217)	(2,875)	(670)	(3,545)	(4,193)	(666)	(4,859)	11,466	(1,931)	9,535
Interest expense	368	—	368	390	—	390	403	—	403	386	—	386
Interest (income)	(315)	—	(315)	(317)	—	(317)	(187)	—	(187)	(404)	—	(404)

Income (loss) before income taxes	416	(686)	(270)	(2,948)	(670)	(3,618)	(4,409)	(666)	(5,075)	11,484	(1,931)	9,553
Provision for (benefit of) income taxes	166	(275)	(109)	(1,179)	(286)	(1,465)	(1,764)	(291)	(2,055)	4,886	(260)	4,626

Net income (loss)	$250	$(411)	$(161)	$(1,769)	$(384)	$(2,153)	$(2,645)	$(375)	$(3,020)	$6,598	$(1,671)	$4,927

Basic net income (loss) per share	$0.01	$(0.02)	$(0.01)	$(0.09)	$(0.02)	$(0.11)	$(0.13)	$(0.02)	$(0.15)	$0.33	$(0.08)	$0.25

Diluted net income (loss) per share	$0.01	$(0.02)	$(0.01)	$(0.09)	$(0.02)	$(0.11)	$(0.13)	$(0.02)	$(0.15)	$0.33	$(0.08)	$0.24

Basic weighted average shares outstanding	19,838		19,838	19,857		19,857	19,916		19,916	20,086		20,086

Diluted weighted average shares outstanding	20,070		19,838	19,857		19,857	19,916		19,916	20,192		20,192

A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	(unaudited)			(unaudited)			(unaudited)
	Three Months Ended March 31, 2006			Six Months Ended June 30, 2006			Nine Months Ended September 30, 2006			Twelve Months Ended December 31, 2006
	As Previously Reported	Correction of Inventory Valuation	As Restated	As Previously Reported	Correction of Inventory Valuation	As Restated	As Previously Reported	Correction of Inventory Valuation	As Restated	As Previously Reported	Correction of Inventory Valuation	As Restated

Cash flows from operating activities:
Net income (loss)	$250	(411)	$(161)	$(1,519)	(794)	$(2,313)	$(4,165)	(1,168)	$(5,333)	$2,434	(2,840)	$(406)
Adjustments to reconcile net income to net cash provided by operating activities:			—
Depreciation and amortization	2,873		2,873	5,850		5,850	8,930		8,930	12,281		12,281
Stock-based compensation expense	699		699	1,734		1,734	2,528		2,528	3,077		3,077
Loss on disposal of assets	—		—	—		—	—		—	83		83
Provision for (benefit of) deferred income taxes, net	(714)	(275)	(989)	(857)	(562)	(1,419)	(690)	(853)	(1,543)	(3,336)	(1,113)	(4,449)
Changes in assets and liabilities:
Inventories	(12,255)	686	(11,569)	(23,422)	1,356	(22,066)	(21,108)	2,022	(19,086)	5,895	3,953	9,848
Prepaid expenses and other current assets	1,354		1,354	(922)		(922)	1,909		1,909	(753)		(753)
Accounts payable, accrued payroll and payroll taxes and accrued expenses	(794)		(794)	(6,996)		(6,996)	(7,675)		(7,675)	8,633		8,633
Accrued lease liability	(62)		(62)	75		75	842		842	2,928		2,928
Income taxes payable	(2,157)		(2,157)	(1,679)		(1,679)	(6,212)		(6,212)	256		256
Other	40		40	17		17	(65)		(65)	(2)		(2)

Net cash provided by (used in) operating activities	(10,766)	—	(10,766)	(27,719)	—	(27,719)	(25,706)	—	(25,705)	31,496	—	31,496

Cash flows from investing activities:
Capital expenditures	(4,523)		(4,523)	(9,586)		(9,586)	(14,591)		(14,591)	(19,534)		(19,534)
Proceeds from maturation of marketable securities	3,724		3,724	5,224		5,224	5,224		5,224	5,224		5,224

Cash flows (used in) investing activities	(799)	—	(799)	(4,362)	—	(4,362)	(9,367)	—	(9,367)	(14,310)	—	(14,310)

Cash flows from financing activities:
Exercise of stock options	208		208	216		216	850		850	2,152		2,152
Tax benefit of stock options	105		105	119		119	628		628	1,606		1,606
Repayment of long-term debt	(643)		(643)	(1,286)		(1,286)	(1,929)		(1,929)	(2,572)		(2,572)

Net cash provided by (used in) financing activities	(330)	—	(330)	(951)	—	(951)	(451)	—	(451)	1,186	—	1,186

Net decrease in cash and cash equivalents	(11,895)		(11,895)	(33,032)		(33,032)	(35,524)		(35,524)	18,372		18,372
Cash and cash equivalents at beginning of period	57,748		57,748	57,748		57,748	57,748		57,748	57,748		57,748

Cash and cash equivalents at end of period	$45,853	$—	$45,853	$24,716	$—	$24,716	$22,224	$—	$22,224	$76,120	$—	$76,120

A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)

	March 31, 2005			June 30, 2005			September 30, 2005			December 31, 2005
	As	Correction		As	Correction		As	Correction		As	Correction
	Previously	of Inventory		Previously	of Inventory		Previously	of Inventory		Previously	of Inventory
	Reported	Valuation	As Restated	Reported	Valuation	As Restated	Reported	Valuation	As Restated	Reported	Valuation	As Restated

ASSETS
Current assets:
Cash and cash equivalents	$30,028		$30,028	$22,229		$22,229	$15,701		$15,701	$57,748	$—	$57,748
Marketable securities	17,835		17,835	14,237		14,237	12,554		12,554	5,224	—	5,224
Inventories	145,525	(18,691)	126,834	154,019	(18,994)	135,025	166,997	(19,300)	147,697	152,646	(20,348)	132,298
Prepaid expenses and other current assets	7,245		7,245	6,567		6,567	6,415		6,415	6,900	—	6,900
Prepaid income taxes	1,770		1,770	3,946		3,946	5,473		5,473	—	—	—
Deferred tax assets	586	6,906	7,492	258	7,024	7,282	47	7,134	7,181	734	7,615	8,349

	202,989	(11,785)	191,204	201,256	(11,970)	189,286	207,187	(12,166)	195,021	223,252	(12,733)	210,519

Non-current liabilities
Property and equipment, net	81,716		81,716	83,060		83,060	87,089		87,089	88,098	—	88,098
Other assets	1,131		1,131	1,398		1,398	1,432		1,432	1,407	—	1,407

	$285,836	$(11,785)	$274,051	$285,714	$(11,970)	$273,744	$295,708	$(12,166)	$283,542	$312,757	$(12,733)	$300,024

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,571		$2,571	$2,571		$2,571	$2,571		$2,571	$2,571	$—	$2,571
Trade accounts payable	36,822		36,822	34,432		34,432	45,225		45,225	46,445	—	46,445
Accrued payroll and payroll taxes	3,062		3,062	4,329		4,329	2,878		2,878	3,928	—	3,928
Accrued expenses	6,519		6,519	6,211		6,211	7,496		7,496	10,044	—	10,044
Accrued lease liability	—		—	—		—	65		65	153	—	153
Other current liabilities	—		—	—		—	—		—	1,679	—	1,679

	48,974	—	48,974	47,543	—	47,543	58,235	—	58,235	64,820	—	64,820

Non-current liabilities
Long-term debt	26,143		26,143	25,500		25,500	24,792		24,792	24,215	—	24,215
Deferred tax liability	8,311		8,311	8,076		8,076	7,841		7,841	8,039	—	8,039
Accrued lease liability	14,446		14,446	15,176		15,176	16,939		16,939	17,174	—	17,174

	48,900	—	48,900	48,752	—	48,752	49,572	—	49,572	49,428	—	49,428

	97,874	—	97,874	96,295	—	96,295	107,807	—	107,807	114,248	—	114,248

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; none issued	—	—	—	—	—	—	—	—	—	—	—	—

Common stock, no par value, 40,000,000 shares authorized; issued and outstanding 19,687,892; 19,789,441; 19,814,374; and 19,816,774 shares at March 31, June 30, September 30 and December 31, 2005, respectively	109,626	—	109,626	111,133		111,133	111,515	—	111,515	111,383	—	111,383

Retained earnings	78,336	(11,785)	66,551	78,286	(11,970)	66,316	76,386	(12,166)	64,220	87,126	(12,733)	74,393

	187,962	(11,785)	176,177	189,419	(11,970)	177,449	187,901	(12,166)	175,735	198,509	(12,733)	185,776

	$285,836	$(11,785)	$274,051	$285,714	$(11,970)	$273,744	$295,708	$(12,166)	$283,542	$312,757	$(12,733)	$300,024

A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(unaudited)

	Three Months Ended March 31, 2005			Three Months Ended June 30, 2005			Three Months Ended September 30, 2005			Three Months Ended December 31, 2005
	As	Correction		As	Correction		As	Correction		As	Correction
	Previously	of Inventory		Previously	of Inventory		Previously	of Inventory		Previously	of Inventory
	Reported	Valuation	As Restated	Reported	Valuation	As Restated	Reported	Valuation	As Restated	Reported	Valuation	As Restated

Net sales	$122,879	$—	$122,879	$113,489	$—	$113,489	$115,094	$—	$115,094	$187,974	$—	$187,974
Cost of sales	74,751	327	75,078	67,800	302	68,102	68,402	307	68,709	115,628	1,048	116,676

Gross margin	48,128	(327)	47,801	45,689	(302)	45,387	46,692	(307)	46,385	72,346	(1,048)	71,298
Selling, general and administrative expenses	45,844	—	45,844	44,766	—	44,766	48,426	—	48,426	53,842	—	53,842
Costs related to change in management	—	—	—	—	—	—	—	—	—	—	—	—
Store pre-opening expenses	161	—	161	944	—	944	1,194	—	1,194	1,160	—	1,160

Income (loss) from operations	2,123	(327)	1,796	(21)	(302)	(323)	(2,928)	(307)	(3,235)	17,344	(1,048)	16,296
Interest expense	258	—	258	292	—	292	331	—	331	353	—	353
Interest (income)	(197)	—	(197)	(231)	—	(231)	(129)	—	(129)	(227)	—	(227)

Income (loss) before income taxes	2,062	(327)	1,735	(82)	(302)	(384)	(3,130)	(307)	(3,437)	17,218	(1,048)	16,170
Provision for (benefit of) income taxes	810	(133)	677	(32)	(118)	(150)	(1,230)	(110)	(1,340)	6,478	(481)	5,997

Net income (loss)	$1,252	$(194)	$1,058	$(50)	$(184)	$(234)	$(1,900)	$(197)	$(2,097)	$10,740	$(567)	$10,173

Basic net income (loss) per share	$0.06	$(0.01)	$0.05	$(0.00)	$(0.01)	$(0.01)	$(0.10)	$(0.01)	$(0.11)	$0.54	$(0.03)	$0.51

Diluted net income (loss) per share	$0.06	$(0.01)	$0.05	$(0.00)	$(0.01)	$(0.01)	$(0.10)	$(0.01)	$(0.11)	$0.53	$(0.03)	$0.51

Basic weighted average shares utstanding	19,669		19,669	19,743		19,743	19,808		19,808	19,816		19,816

Diluted weighted average shares outstanding	20,209		20,209	19,743		19,743	19,808		19,808	20,105		20,105

A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	(unaudited)			(unaudited)			(unaudited)
	Three Months Ended March 31, 2005			Six Months Ended June 30, 2005			Nine Months Ended September 30, 2005			Twelve Months Ended December 31, 2005
	As Previously Reported	Correction of Inventory Valuation	As Restated	As Previously Reported	Correction of Inventory Valuation	As Restated	As Previously Reported	Correction of Inventory Valuation	As Restated	As Previously Reported	Correction of Inventory Valuation	As Restated

Cash flows from operating activities:
Net income (loss)	$1,252	(194)	$1,058	$1,202	(378)	$824	$(698)	(575)	$(1,273)	$10,042	(1,141)	$8,901
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,629		2,629	5,220		5,220	7,837		7,837	10,769		10,769
Stock-based compensation expense	—		—	—		—	—		—	—		—
Loss on disposal of assets	438		438	438		438	438		438	438		438
Provision for (benefit of) deferred income taxes, net	1,814	(133)	1,681	—	(251)	(251)	—	(362)	(362)	(484)	(843)	(1,327)
Changes in assets and liabilities:
Inventories	(2,693)	327	(2,366)	(11,187)	630	(10,557)	(24,165)	936	(23,229)	(9,814)	1,984	(7,830)
Prepaid expenses and other current assets	410		410	1,088		1,088	1,240		1,240	755		755
Accounts payable, accrued payroll and payroll taxes and accrued expenses	(16,132)		(16,132)	(17,563)		(17,563)	(6,936)		(6,936)	(2,118)		(2,118)
Accrued lease liability	651		651	1,381		1,381	3,144		3,144	3,532		3,532
Income taxes payable	(5,094)		(5,094)	(4,501)		(4,501)	(5,840)		(5,840)	1,160		1,160
Other	616		616	349		349	315		315	340		340

Net cash provided by (used in) operating activities	(16,109)	—	(16,109)	(23,573)	—	(23,573)	(24,665)	—	(24,665)	14,620	—	14,620

Cash flows from investing activities:
Capital expenditures	(1,564)		(1,564)	(5,499)		(5,499)	(12,145)		(12,145)	(16,086)		(16,086)
Proceeds from maturation of marketable securities	—		—	3,598		3,598	5,004		5,004	22,570		22,570
Investment in marketable securities	(277)		(277)	(277)		(277)	—		—	(10,236)		(10,236)

Cash flows (used in) investing activities	(1,841)	—	(1,841)	(2,178)	—	(2,178)	(7,141)	—	(7,141)	(3,752)	—	(3,752)

Cash flows from financing activities:
Exercise of stock options	193		193	838		838	1,008		1,008	1,023		1,023
Tax benefit of stock options	—		—	—		—	—		—	—		—
Repayment of long-term debt	(643)		(643)	(1,286)		(1,286)	(1,929)		(1,929)	(2,571)		(2,571)

Net cash provided by (used in) financing activities	(450)	—	(450)	(448)	—	(448)	(921)	—	(921)	(1,548)	—	(1,548)

Net decrease in cash and cash equivalents	(18,400)		(18,400)	(26,199)		(26,199)	(32,727)		(32,727)	9,320		9,320
Cash and cash equivalents at beginning of period	48,428		48,428	48,428		48,428	48,428		48,428	48,428		48,428

Cash and cash equivalents at end of period	$30,028	$—	$30,028	$22,229	$—	$22,229	$15,701	$—	$15,701	$57,748	$—	$57,748

2. Summary of Significant Accounting Policies
Organization and Basis of Presentation. A.C. Moore Arts & Crafts, Inc. became a holding company in July 1997 by incorporating in Pennsylvania and exchanging its common stock for all of the capital stock of A.C. Moore Inc. held by its shareholders. The consolidated financial statements include the accounts of A.C. Moore Arts & Crafts, Inc. and its wholly owned subsidiaries (collectively the “Company”). All inter-company accounts and transactions have been eliminated. As of December 31, 2007, the Company operated a 132-store chain of retail arts and crafts stores in the eastern region of the United States.
Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the amount of revenues and expenses during the reporting period. Differences from those estimates, if any, are recorded in our financial statements and accompanying notes in the period they become known.
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
Merchandise Inventories. We value our inventories at the lower of cost or market. For warehouse inventories, cost is determined using a weighted average method. We value inventory in our stores under the retail inventory method (“RIM”). Under RIM, store inventories are initially valued at their current retail selling price multiplied by a cost complement to arrive at an inventory value at cost. The cost complement is a ratio of merchandise available for sale at cost to merchandise available for sale at its original selling price. On a quarterly basis, management uses a specific cost method to determine the value of its store inventories. Through its point of sale system, the Company is able to assign a stock-keeping unit, or “SKU,” specific cost to every item sold. Using this information, along with estimates for inventory shrinkage and transportation costs, management estimated cost of sales and inventory during the first three quarters of each year.
Management includes the cost of purchasing, warehousing, and transportation in the cost of inventory. Vendor allowances, which primarily represent volume discounts and cooperative advertising funds, are recorded as a reduction in the cost of merchandise inventories. For merchandise where we are the direct importer, ocean freight and duty and internal transfer costs are included as inventory costs.
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
Effective January 1, 2008, the Company intends to change its method of accounting for store inventories from the retail method to the weighted average cost method (“WAC”). The Company believes WAC is a preferable method as it results in an inventory valuation which more closely reflects the acquisition cost of inventory and provides for a better matching of cost of sales with the related sales.

As stated in SFAS 154, “Accounting Changes and Error Corrections”, when it is impracticable to determine the cumulative effect of applying a change of accounting principle to any prior period, the new accounting principle shall be applied as if the changes were made prospectively as of the earliest date practicable. Therefore, the Company expects to adopt WAC effective January 1, 2008. We anticipate that the adoption will result in a reduction in inventory of approximately $2.1 million, which net of tax will be recorded as a reduction in retained earnings as of the beginning of 2008.
Property and Equipment. Property and equipment are stated at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets. Buildings are depreciated over 40 years and building improvements are depreciated principally over 20 years. Furniture, fixtures and equipment are depreciated over periods of five to 10 years and leasehold improvements are depreciated over the shorter of their estimated useful lives or the original term of the related lease. Maintenance and repairs are charged to operations as incurred and major improvements are capitalized.
The Company capitalizes certain costs incurred in connection with developing or obtaining internal use software. In 2007 and 2006, respectively, the Company capitalized $311,000 and $267,000 and amortized $263,000 and $201,000 of internal use software cost. These capitalized software costs are included in Property and equipment, net in the consolidated balance sheets, and are being amortized over the estimated useful life of the software, not to exceed five years.
Impairment of Long-Lived Assets. In accordance with generally accepted accounting principles, we review long-lived assets for impairment by comparing the carrying value of assets with their estimated future undiscounted cash flows. To the extent these future estimates change, the conclusion regarding impairment may differ from our current estimates, and the loss, if any, would be recognized at that time. The impairment loss is calculated as the difference between asset carrying values and the present value of estimated net cash flows giving consideration to recent operating performance and pricing trends.
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
Proceeds from the sale of gift cards are recorded as gift card liabilities and recognized as revenue when redeemed by the holder. Unredeemed gift cards are evaluated to determine whether the likelihood for redemption is remote (gift card breakage). We recognize gift card breakage as income based on historical redemption patterns. In 2007, we recognized $556,000 of gift card breakage income.
Lease Accounting. The Company commences accounting for store leases on the date they take possession of the leased space. Landlord allowances and incentives are recorded as deferred rent liabilities and are amortized as a reduction of rent expense over the initial term of the lease, commencing with the date of possession.
Reserve for Closed Stores. We maintain a reserve for future rental obligations, carrying costs and other closing costs related to closed stores. We recognize exit costs for store closures at the time the store is closed. Such costs are recorded as selling, general and administrative expenses on our consolidated statements of operations.
The costs of closing a store or facility are calculated as the present value of future rental obligations remaining under the lease, less estimated sublease rental income or the lease termination fee. Once a store has been identified for closure, we accelerate the remaining depreciation so that the assets are fully depreciated at the date of closure. The determination of the reserves is dependent on our ability to make reasonable estimates of costs to be incurred post-closure and of rental income to be received from subleases. The reserves could vary materially if market conditions were to vary significantly from our assumptions.
Store Pre-opening Expenses. Direct incremental costs incurred to prepare a store for opening, including rent expense from the date we take possession of the property, are charged to expense as incurred.
Advertising Costs. The costs incurred for advertising are expensed in the first period the advertising takes place. We have cooperative advertising agreements with many of our vendors, however, they do not require that we advertise specific products. Cooperative advertising funds are recorded as a reduction in the purchase price of merchandise and recognized in cost of sales when the merchandise is sold. Advertising expense was $32.8 million, $34.3 million and $29.8 million for 2007, 2006 and 2005, respectively, and is included in selling, general, and administrative expense.
Insurance Liabilities. The Company uses a combination of third party and self-insurance to cover certain risks, including workers’ compensation, general liability, property, ocean marine and medical claims. Insurance liabilities are a component of “Accrued expenses” in the Company’s Consolidated Balance Sheets and represent an estimate of the ultimate cost of uninsured liability as of the balance sheet date, less claims that have been paid. These liabilities are actuarially estimated based on historical data and industry trends.
Fair Value of Financial Instruments. The carrying amounts of cash, cash equivalents and marketable securities, accounts receivable, other current assets, accounts payable, accrued expenses and other liabilities approximate fair value because of the short maturity of these instruments. The Company invests cash balances in excess of operating requirements primarily in money market mutual funds. The fair value of the Company’s cash and equivalents at December 31, 2007 and December 31, 2006 approximated carrying value. At December 31, 2007, we had a $35.0 million line of credit agreement with Wachovia, which is scheduled to expire on May 31, 2008. We intend to negotiate to extend the line of credit once the required restatements are filed. At December 31, 2007, the Company had no outstanding principal balance under the line of credit. In January 2008, a $6.45 million letter of credit was issued under the line. This letter of credit replaced a workers’ compensation insurance cash escrow account that has been redeployed in other investments.
As of November 2006, the Company entered into two interest rate swap agreements with Wachovia Bank. These transactions were entered into as interest rate hedges as they effectively convert the Company’s variable rate mortgage obligations to a fixed rate. The first swap was for a notional amount of $5.2 million, amortizing on a straight-line basis through September 2011. On this amount the Company will pay a fixed rate of 5.72% and receive a variable rate of LIBOR plus .65%. The second swap was for a notional amount of $19.2 million, amortizing on a straight-line basis through September 2019. On this amount, the Company will pay a fixed rate of 5.77% and receive LIBOR plus .65%. As of December 31, 2007, these swaps had a fair market value of ($805,000).
In January 2008, the Company amended the two mortgages and entered into a promissory note. Pursuant to the loan modification, Wachovia agreed to waive non-compliance with certain provisions of the loan documents as a result of the Company’s failure to deliver the financial statements for the quarter ended September 30, 2007. The loan modification also amended the loan documents to (i) increase the interest rate for the two mortgages and borrowing under the line of credit from a LIBOR-based rate plus 65 basis points to a LIBOR-based rate plus 90 basis points, and (ii) require the Company to maintain a deposit account with the Bank with a minimum balance of $500,000. These two provisions terminate when the Company files the Form 10-Q for the quarter ended September 30, 2007 along with the restated financial statements as more fully described in Note 1.

Stock-based Compensation. On January 1, 2006, the Company adopted SFAS 123(R), “Share-Based Payment,” requiring the recognition of compensation expense in the Consolidated Statement of Operations related to the fair value of its employee share-based options.
The Company will recognize the cost of all equity awards on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures. The Company selected the modified prospective method of application; accordingly, prior periods have not been restated. Prior to adopting SFAS No. 123(R), the Company applied APB Opinion No. 25, and related interpretations in accounting for its stock-based compensation plans. Subsequent to the Company’s initial public offering in 1997, employee stock options were granted at the grant date market price. Accordingly, before January 1, 2006, no compensation cost was recognized for stock option grants. Under the modified prospective method, compensation expense will be recorded for the unvested portion of previously issued awards that remain outstanding at January 1, 2006 using the same estimate of the grant date fair value and the same attribution method used to determine the pro forma disclosure under SFAS No. 123.
The Company determines fair value of such awards using the Black-Scholes options pricing model with the following weighted-average assumptions:

	2007		2006		2005
Average fair value of options granted		$7.72		$8.99		$9.79
Risk free interest rate		4.6%		4.6%		4.4%
Dividend yield		—		—		—
Average expected life	4.5	yrs	6.0	yrs	5.0	yrs
Expected stock price volatility		38.0%		44.4%		38.9%
Expected volatilities were based on a blend of historical and implied volatilities of the Company’s common stock; the expected life represents the weighted average period of time that options granted are expected to be outstanding using the “simplified method” as prescribed in Staff Accounting Bulletin No. 110; and the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.
In 2007, the Company recognized $2.6 million of share-based compensation expense. Of this amount, $2.8 million was included as a component of selling, general and administrative expense and $209,000 was included as a reduction in costs related to change in management. In 2006, the Company recognized $3.1 million of stock-based compensation, $2.8 million of which was included in selling, general and administrative expense, and $326,000 of which was included in costs related to change in management.
Had compensation cost for the Company’s stock-based compensation plan been determined based on the fair value at the grant date for awards under those plans, consistent with the requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” net income and earnings per share would have been reduced to the following pro forma amounts:

(In thousands, except per share data)		2005
Net income	— As restated	$8,901
	— Compensation cost, net of tax	1,827
	— Pro forma	7,074

Basic earnings per share	— As restated	$0.45
	— Pro forma	0.36

Diluted earnings per share	— As restated	$0.44
	— Pro forma	0.35
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
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. This interpretation also provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition of tax positions. The recognition threshold and measurement attribute is part of a two step tax position evaluation process prescribed in FIN 48. We adopted FIN 48 as of January 1, 2007. The adoption resulted in recording $608,000 as an adjustment to retained earnings, reflecting the cumulative effect of an accounting change. See Note 9, “Income Taxes” for further discussion.
3. New Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value in an attempt to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. This Statement is effective for the Company beginning January 1, 2008. We are currently assessing the impact of this Statement on our Consolidated Financial Statements.
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

Financial Statements relating to those notes that currently have components measured at fair value.
4.	Store Closure Costs
The Company regularly reviews store performance. If the Company were to determine that a store does not meet certain performance criteria over a sustained period of time, the Company may determine to close that location.
In the fourth quarter of 2007, the Company’s management decided to close its Parsippany, New Jersey and Chattanooga, Tennessee stores. The total cost related to these two store closures was $621,000, none of which was accrued as of December 31, 2007.
In December 2006, the Company’s management decided to close its Birmingham, Alabama store on December 31, 2006. The total expected cost of this closure was approximately $1.1 million, of which $749,000 was accrued as of December 31, 2007. In December 2006, the Company paid a one-time fee of $275,000 in connection with the termination of a real estate lease. The lease, which was signed in 2006, related to premises in which the Company had not yet opened an A.C. Moore store for business. The Company terminated the lease due to a shift in store opening strategy toward increased backfill of real estate markets in which the Company currently operates.
Management regularly reviews store performance and future prospects to identify underperforming locations and assess closure of those stores that are no longer strategically or economically viable. The Company is about to begin such a detailed analysis subsequent to the filing of this annual report on Form 10-K.
5.	Costs Related to Change in Management
The Company incurred costs of $434,000 in 2007 and $3.4 million in 2006 related to change in management. These costs include severance for departing officers and employees as well as recruiting costs for new officers. As of December 31, 2006, there was $518,000 of unpaid severance costs included in accrued expenses. Between June 1, 2006 and June 1, 2007, the Company replaced, reclassified or separated a total of 28 officers at the vice president level and above.
6.	Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
(In thousands, except per share data)		2006	2005
	2007	(as restated)	(as restated)
Net income (loss)	$3,783	$(406)	$8,901

Weighted average shares:
Basic	20,246	19,929	19,758
Incremental shares from assumed exercise of stock options and stock appreciation rights	103	—	391

Diluted	20,349	19,929	20,149

Basic net income (loss) per share	$0.19	$(0.02)	$0.45

Diluted net income (loss) per share	$0.19	$(0.02)	$0.44

Stock options and stock appreciation rights excluded from calculation because exercise price was greater than average	807	937	308

Potentially dilutive shares excluded from the calculation as the result would be anti-dilutive	—	90	—

7.	Property and Equipment
Property and equipment consists of:

	Years Ended December 31,
(In thousands)	2007	2006
Land	$2,466	$2,466
Buildings and improvements	38,370	38,370
Furniture, fixtures, software and equipment	123,589	107,148
Leasehold improvements	5,849	6,205
Equipment for future stores	2,179	1,260

	172,453	155,449
Less: Accumulated depreciation and amortization	(73,125)	(60,181)

	$99,328	$95,268

8.	Financing Agreement
The Company maintains two mortgage agreements with Wachovia Bank on its corporate office and distribution center which are collateralized by land, buildings and equipment. Of the original $30.0 million in mortgages, $22.5 million ($17.6 million as of December 31, 2007) is repayable over 15 years and $7.5 million ($4.0 million as of December 31, 2007) is repayable over seven years. Fixed monthly payments are $214,000. In November 2006, the Company effectively converted these mortgages from variable interest rates to fixed interest rates of 5.77% on the 15-year mortgage and 5.72% on the seven-year mortgage through the use of an interest rate swap.
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
In January 2008, the Company amended the two mortgages and entered into a promissory note. Pursuant to the loan modification, Wachovia agreed to waive non-compliance with certain provisions of the loan documents as a result of the Company’s failure to deliver the financial statements for the quarter ended September 30, 2007. The loan modification also amended the loan documents to (i) increase the interest rate for the two mortgages and borrowing under the line of credit from a LIBOR-based rate plus 65 basis points to a LIBOR-based rate plus 90 basis points, and (ii) require the Company to maintain a deposit account with Wachovia with a minimum balance of $500,000. These two provisions terminate when the Company files the Form 10-Q and the required restatements.
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
9.	Income Taxes
On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes”. As a result of adopting these provisions, the Company recognized an increase in a reserve for uncertain tax positions totaling $608,000. This increase was accounted for as an adjustment to the beginning balance of retained earnings. As of January 1, 2007, the Company had $1.1 million of unrecognized tax benefits, of which $873,000 would affect the effective tax rate, if recognized. As of December 31, 2007, the Company had $3.3 million of unrecognized tax benefits, $940,000 of which would affect the effective tax rate, if recognized. The Company’s reserve for uncertain tax positions is included under the captions “Other current liabilities,” and “Deferred tax liability and other,” on the Consolidated Balance Sheet. Included in these unrecognized benefits are approximately $797,000 of accrued interest and penalties, of which $445,000 were recorded in 2007. Effective with the adoption of FIN 48, the Company will record interest as a component of interest expense and penalties are recorded as a component of income tax expense. Prior to the adoption of FIN 48, interest accrued on unrecognized tax benefits was recorded as a component of income tax expense.
A reconciliation of income tax expense at the federal income tax rate to the income tax provision is as follows:

	Years Ended December 31,
		2006	2005
	2007	(as restated)	(as restated)
		(In thousands)
United States federal taxes at statutory rate	$1,986	$206	$4,930
State and local taxes, net	176	119	551
Change in estimates for uncertain tax positions	229	98	—
Change in tax rates	—	329	—
Valuation allowance	174	170	(52)
Incentive stock option compensation	150	468	—
Tax free interest	(614)	(292)	(227)
Other	(208)	(102)	(19)

Income tax provision	$1,893	$996	$5,183

The income tax provision consists of the following:

	Years Ended December 31,
		2006	2005
	2007	(as restated)	(as restated)
		(In thousands)
Current tax expense:
Federal	$(3,231)	$4,834	$5,487
State	91	611	1,023

Total current	(3,140)	5,445	6,510
Deferred tax expense:
Federal	4,922	(4,550)	(1,191)
State	111	101	(136)

Total deferred	5,033	(4,449)	(1,327)

Total income tax provision	$1,893	$996	$5,183

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The tax effect of temporary differences and carry forwards that comprise significant portions of deferred tax assets and liabilities is as follows:

	December 31,
(In thousands)		2006	2005
	2007	(as restated)	(as restated)
Current deferred taxes
Inventory valuation	$2,838	$9,895	$8,945
Inventory claim receivable	—	—	(345)
Accrued expenses	3,277	2,823	—
Deferred revenue	1,731	—	—
Valuation allowance	(544)	(591)	(391)
Other	231	(763)	134

Total current deferred taxes	$7,533	$11,364	$8,343

Non-current deferred taxes
Property and equipment	(14,895)	(14,798)	(12,747)
Stock option compensation	1,604	701	—
Accrued rent expense	6,931	6,773	4,708
State net operating loss carryforwards	1,895	424	107
Valuation allowance	(2,463)	(771)	(484)
Other	304	1,066	377

Total non-current deferred taxes	(6,624)	(6,605)	(8,039)

Net deferred tax	$909	$4,759	$304

Deferred tax assets	$18,811	$21,682	$14,271
Deferred tax liabilities	(17,902)	(16,923)	(13,967)

Net deferred tax	$909	$4,759	$304

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

Gross unrecognized tax benefits at January 1, 2007	$709
Increases in tax positions for prior years	46
Decreases in tax positions for prior years	—
Increases in tax positions for current year	1,721
Settlements	—
Lapse in statute of limitations	—

Gross unrecognized tax benefits at December 31, 2007	$2,476

The Company is subject to U.S. Federal income tax as well as income tax within the states in which it operates. Through 2003, the Company has substantially concluded all material tax matters in jurisdictions where it files tax returns.
In February 2008, the Company finalized an audit with the Internal Revenue Service that covered the 2004, 2005 and 2006 tax years, and resulted in a payment of total tax and interest in the amount of $2.1 million.

In December 2007, the Company filed for an accounting method change requesting the Internal Revenue Service’s permission to change its inventory valuation method. If this permission is granted, and the Company believes that it is more likely than not that it will be, the Company will receive a tax deduction of approximately $19.9 million. This deduction will allow the Company to receive a refund of previously paid Federal income taxes of approximately $7 million. This amount has been recorded in prepaid and receivable income taxes on our Consolidated Balance Sheet.
At December 31, 2007, the Company had approximately $34.5 million of state net operating loss (NOLs) carry forwards, of which $0 will expire in 2008, with the balance expiring through 2027. If utilized, these NOLs would result in combined net future state tax benefits of $1.9 million.
The Company has recorded valuation allowances against certain state deferred tax assets and NOLs which may not be realizable.
In connection with the adoption of FAS 123(R), the Company elected to calculate its pool of excess tax benefits under the short cut method. At December 31, 2007 this pool was $7.2 million and can be used to offset future tax expense if deferred tax assets relating to stock options are not realized.
10.	Stock-based Compensation
     At the Annual Meeting of Shareholders held on June 7, 2007, the Company’s shareholders approved the A.C. Moore Arts & Crafts, Inc. 2007 Stock Incentive Plan (the “2007 Stock Incentive Plan”). Awards issued under the 2007 Stock Incentive Plan may take the form of stock options, stock appreciation rights, restricted stock awards, performance awards or stock units.
     The 2007 Stock Incentive Plan effectively replaced the Company’s existing stock option plans, which include the 1997 Employee, Director and Consultant Stock Option Plan and the 2002 Stock Option Plan, and no further grants or awards will be made under those existing plans. The aggregate number of the shares of common stock subject to award under the 2007 Stock Incentive Plan is 1,000,000 shares. This share reserve will be increased by, as of December 31, 2007, up to 1,249,606 shares of common stock relating to options outstanding under the existing plans that are not exercised due to expiration, termination, cancellation or forfeiture. The following table summarizes awards issued under the 2007 Stock Incentive Plan since its approval by the shareholders:

	Shares	Weighted Average Market Price
Restricted stock awards	75,545	$20.89

Stock option and stock appreciation rights	31,700	$15.79
     On January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” requiring the recognition of compensation expense in the Consolidated Statement of Income related to the fair value of its employee share-based options and stock appreciation rights. The Company determines the fair value of such awards using the Black-Scholes options pricing model with the following weighted average assumptions:

	2007		2006
Average fair value of options and stock appreciation rights granted		$7.72		$8.99
Risk free interest rate		4.6%		4.6%
Dividend yield		—		—
Average expected life	4.5	yrs.	6.0	yrs.
Expected stock price volatility		38.0%		44.4%

Expected volatilities were based on a blend of historical and implied volatilities of the Company’s common stock; the expected life represents the weighted average period of time that options granted are expected to be outstanding using the “simplified method” as prescribed in Staff Accounting Bulletin No. 110; and the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.
The following tables summarize information about the restricted stock and stock option activity for 2007 and 2006, and awards outstanding as of December 31, 2007. The $2,644,000 of share-based compensation expense recorded in the year ended December 31, 2007 included a $209,000 benefit from forfeited options that was included as a reduction in cost related to change in management. The $3,076,000 of expense in 2006 includes $326,000 of expense that was included in costs related to change in management.

(In thousands except per share data and # of months)	2007	2006
Stock-based compensation expense	$2,644	$3,076
Effect on net income	1,759	2,382
Effect on earnings per share	0.09	0.12
Market value in excess of grant price for options exercised	1,071	4,000
Intrinsic value of options outstanding	963	3,500
Unrecognized compensation cost	$4,295	$3,700
Months over which compensation costs will be recognized	48	35
Shares available for future grant	1,094	403
Summarized in the following tables are the stock options and restricted stock activity for awards under the 1997 Employee, Director and Consultant Plan, the 2002 Stock Options Plan, and the 2007 Stock Incentive Plan:
Stock Options and Stock Appreciation Rights
Stock options and stock appreciation rights activity in the Company’s stock plans for 2007 and 2006 was as follows:

	2007		2006
	Stock Options and	Weighted Average	Stock Options and	Weighted Average
	Stock Appreciation Rights	Exercise Price	Stock Appreciation Rights	Exercise Price
Outstanding at beginning of period	1,367,678	$19.50	1,485,067	$16.97
Activity:
Granted	336,300	20.52	342,000	18.07
Forfeited	322,869	22.50	109,065	23.67
Exercised	131,503	12.63	350,324	6.17

Outstanding at end of period	1,249,606	$19.82	1,367,678	$19.50

The following table summarizes information about stock options and stock appreciation rights outstanding at December 31, 2007:

	Stock Options and			Stock Options and
	Stock Appreciation Rights Outstanding			Stock Appreciation Rights Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining Life	Average		Remaining Life	Average
Range of Exercise Prices	Shares	(Years)	Exercise Price	Shares	(Years)	Exercise Price
2.88 – 4.50	65,204	2.1	$3.47	65,204	2.1	$3.47
4.51 – 8.50	53,186	3.2	8.25	53,186	3.2	8.25
8.51 – 18.50	325,900	8.5	17.42	145,667	8.6	17.35
18.51 – 22.00	488,158	6.1	20.54	225,424	5.7	20.57
22.01 – 27.15	317,158	6.7	24.93	253,508	6.6	25.41

	1,249,606	6.5	$19.43	742,990	6.1	$19.20

Restricted Stock
Certain of the restricted stock awards carry a performance-based vesting feature which allows for accelerating vesting if the targets are met. If the targets are not met, the awards vest after four years.
The following table summarizes activity for restricted stock awards for 2007:

2007
	Number of	Weighted Average
	Shares	Grant Date Fair Value
Outstanding at beginning of period	$—	$—
Activity:
Granted	75,545	20.89
Vested	—	—
Cancelled	—	—

Outstanding at end of period	$75,545	$20.89

11.	Retirement Plan
In January 1999, the Company established a 401(k) savings plan (the “401(k) Plan”) for eligible team members. Participation in the 401(k) Plan is voluntary and available to any team member who is 21 years of age and has completed a three month eligibility period. Participants may elect to contribute up to 100% of their compensation. In accordance with the provisions of the 401(k) Plan, the Company makes a matching contribution to the account of each participant in an amount equal to 25% of the first 6% of eligible compensation contributed by each participant with a maximum annual match of $1,500. The Company’s matching contribution expense for 2007, 2006 and 2005 was $305,000, $398,000 and $339,000, respectively.
12.	Commitments and Contingencies
Commitments
The Company leases its retail stores and some vehicles under non-cancelable operating leases. Most store leases have an average initial term of ten years, with three five year renewal options, and provide for predetermined escalations in future minimum annual rent or additional rent contingent upon store sales levels. Rent escalations are amortized over the initial term commencing on the date the Company takes possession. The pro rata portion of rent holidays and scheduled rent escalations has been included in accrued lease liabilities in the accompanying balance sheet. For 2007, the amount of rent paid over the amount of rent expense recognized was $952,000. For the years 2006 and 2005, the amounts of rent expense recognized over the amounts paid were $461,000 and $1,027,000, respectively.

Rent expense under operating leases consists of:

	Year Ended December 31,
(In thousands)	2007	2006	2005
Minimum rentals	$36,036	$33,024	$29,017
Contingent payments	83	76	62

	$36,119	$33,100	$29,079

As of December 31, 2007, the Company entered into five leases for stores to open in 2008 and 2009. Future minimum lease payments (including those for unopened stores) as of December 31, 2007 for non-cancelable operating leases with terms in excess of one year are as follows (in thousands):

2008	$44,155
2009	44,083
2010	42,546
2011	38,814
2012	33,740
Thereafter	97,239

Total minimum future rentals	$300,577

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

13.	Related Party Transactions
Richard J. Drake, a director of the Company who retired in February 2007, is a member of a law firm which the Company retains. The Company paid fees to Mr. Drake’s firm in the amounts of $2,735, $56,972 and $112,000 during the years ended December 31, 2007, 2006 and 2005, respectively.
Michael J. Joyce, a director of the Company since 2004, Chairman of the Board and chair of the Company’s Audit Committee, was a director of Heritage Property Investment Trust, Inc., until October 5, 2006, when Heritage merged with and into affiliates of Centro Properties Group. The Company paid rent to Heritage in the amount of $0, $249,742 and $206,000 during the years ended December 31, 2007, 2006 and 2005, respectively.
Neil A. McLachlan, a director of the Company since February 2007, is President of the Consumer & Office Products Group of MeadWestvaco Corporation. The Company purchased approximately $29,000 of merchandise to sell in its stores from MeadWestvaco Corporation in 2007. Mr. McLachlan was not involved in this transaction and did not receive any compensation for this transaction.
The employment of Janet Parker, the Company’s former Executive Vice President, Merchandising and Marketing, terminated effective July 31, 2006. Ms. Parker is the daughter of Jack Parker, the Company’s former Chief Executive Officer and Patricia A. Parker, the Company’s former Executive Vice President, Merchandising. The Company and Janet Parker entered into a separation agreement in July 2006 pursuant to which she received severance in an amount equal to one year’s compensation at her then current rate paid in twelve monthly installments. In 2006, Ms. Parker received salary in the amount of $102,083, severance of $72,917 and a matching contribution by the Company to her 401(k) account in the amount of $1,500.
The employment of Michael Kott, a former District Manager of the Company, terminated effective September 29, 2006. Mr. Kott is the son-in-law of Jack Parker and Patricia A. Parker and the brother-in-law of Janet Parker. the Company and Mr. Kott entered into a separation agreement in October 2006 pursuant to which he received severance in an amount equal to eight weeks’ compensation at his then current rate paid in eight weekly installments. In 2006, Mr. Kott received salary in the amount of $124,974, severance of $27,481 and a matching contribution by the Company to his 401(k) account in the amount of $1,500.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     We had no changes in or disagreements with accountants on accounting and financial disclosure of the type referred to in Item 304(b) of Regulation S-K.
ITEM 9A. CONTROLS AND PROCEDURES.
Background
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
     Correction of our inventory valuation resulted in a restatement of our financial statements for the periods including and prior to the six months ended June 30, 2007 as contained in this annual report on Form 10-K. The total adjustment through June 30, 2007 relating to the correction of the RIM error was a reduction in net income of $13.2 million, net of an income tax benefit of $7.4 million. In addition, the restated financial statements also reflect an adjustment to amounts previously reported related to the timing of recognition of internal transfer costs on imported merchandise. The total adjustment through June 30, 2007 relating to the internal transfer costs was a reduction to net income of $2.8 million, net of an income tax benefit of $1.6 million.
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
     We carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2007 because of the material weakness described in “Management’s Report on Internal Control Over Financial Reporting” below.
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
     A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
     We did not maintain effective controls over the accuracy and valuation of the accounting for and disclosure of inventory and the related cost of revenue accounts. Specifically, our controls over the formulas used to calculate the cost complement to value our inventories under the retail inventory method and the timing of recognition of internal transfer costs on imported merchandise were not effective. This control deficiency resulted in the misstatement of our inventory and the related cost of revenue accounts and disclosures, and in the restatement of our consolidated financial statements for 2006 and 2005, each of the interim periods of 2006, the first and second quarters in 2007 and in adjustments to the consolidated financial statements for the third and fourth quarters of 2007. Additionally, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, we determined that this control deficiency constituted a material weakness at December 31, 2007.
     As a result of the material weakness described above, management concluded that our internal control over financial reporting was not effective as of December 31, 2007 based on the criteria established in Internal Control — Integrated Framework issued by the COSO.
     Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued a report on the effectiveness of our internal control over financial reporting, which is included in this Annual Report on Form 10-K.
Plan for Remediation of Material Weakness
     We changed our method of accounting for store inventories from RIM to a specific costing method, weighted average cost, or WAC, effective as of January 1, 2008. Inventory held in the Company’s distribution center has historically been and is currently valued using WAC. Management believes that the adoption of the WAC method for valuing our store inventories effective as of January 1, 2008, will remediate the identified control deficiency.
     In addition, the implementation of a store perpetual inventory system in January 2008 will enable management to refine estimates relating to our deferred internal transfer costs because a perpetual inventory allows us to determine the value of import merchandise relating to on-hand quantities in our stores and at our distribution center. Management believes that implementation of a store perpetual inventory system, and implementation of appropriate internal controls, will remediate the identified control deficiency.

Changes in Internal Control Over Financial Reporting
     Other than as discussed above under “Plan for Remediation of Material Weakness,” there has been no change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not Applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
     Incorporated by reference from our Proxy Statement relating to our 2008 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Form 10-K, except information concerning our executive officers which is set forth in Part I of this Annual Report on Form 10-K and which is incorporated herein by reference.
Code of Ethical Business Conduct
     We have adopted a Code of Ethical Business Conduct that applies to all of our directors and employees including, without limitation, our principal executive officer, our principal financial officer, our principal accounting officer and all of our employees performing similar functions. Our Code of Ethical Business Conduct is available on our website, located at www.acmoore.com under “About Us” then “Corporate Profile.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of our Code of Ethical Business Conduct by posting such information on our website at the location specified above.
ITEM 11. EXECUTIVE COMPENSATION.
     Incorporated by reference from our Proxy Statement relating to our 2008 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Form 10-K.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     Incorporated by reference from our Proxy Statement relating to our 2008 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Form 10-K.

Equity Compensation Plan Information
     The following table summarizes information regarding our existing equity compensation plans as of December 31, 2007:

(c)
	(a)		Number of securities
	Number of securities	(b)	remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of outstanding	exercise price of	equity compensation
	options, warrants and	outstanding options,	plans (excluding securities
Plan Category	rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders (1)	1,249,606	$19.43	1,094,496

Equity compensation plans not approved by security holders	—	—	—

Total	1,249,606	$19.43	1,094,496

(1)	These plans are our 1997 Employee, Director and Consultant Stock Option Plan, 2002 Stock Option Plan and 2007 Stock Incentive Plan.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDANCE.
     Incorporated by reference from our Proxy Statement relating to our 2008 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Form 10-K.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
     Incorporated by reference from our Proxy Statement relating to our 2008 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Form 10-K.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)	The following documents are filed as part of this Annual Report on Form 10-K:
(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2007 and 2006

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2007

Consolidated Statements of Changes in Shareholders’ Equity for each of the three years in the period ended December 31, 2007

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2007

Notes to Consolidated Financial Statements
(2)	Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts

All other schedules have been omitted because they are not applicable, not required or the information is included elsewhere herein.

(3)	Exhibits:

The exhibits filed as part of this report are listed under exhibits at subsection (b) of this Item 15.
(b)	Exhibits:

Exhibit Number	Description

3.1(1)	Articles of Incorporation.

3.1.1(2)	Amendment to Articles of Incorporation.

3.1.2(3)	Amendment to Articles of Incorporation.

3.2(4)	Amended and Restated Bylaws.

+10.1(1)	1997 Employee, Director and Consultant Stock Option Plan.

+10.2(1)	Form of Incentive Stock Option Agreement under the 1997 Employee, Director and Consultant Stock Option Plan.

+10.3(5)	2002 Stock Option Plan.

+10.4(6)	Form of Incentive Stock Option/Non-Qualified Option Agreement under the 2002 Stock Option Plan.

+10.5(7)	2007 Annual Incentive Plan.

+10.6(8)	2007 Stock Incentive Plan.

+10.7(8)	Form of Stock Unit Agreement under the 2007 Stock Incentive Plan.

+10.8(8)	Form of Nonqualified Stock Option Agreement under the 2007 Stock Incentive Plan.

Exhibit Number	Description

+10.9(8)	Form of Incentive Stock Option Agreement under the 2007 Stock Incentive Plan.

+10.10(8)	Form of Stock Appreciation Rights Agreement under the 2007 Stock Incentive Plan.

+10.11(8)	Form of Restricted Stock Agreement under the 2007 Stock Incentive Plan.

10.12(9)	Indenture of Lease, dated August 14, 1995, between Freeway 130 L.L.C. and A.C. Moore, Inc.

10.13(10)	Second Amendment to Lease, dated as of March 25, 1998, between Freeway 130 L.L.C. and A.C. Moore, Inc.

10.14(11)	Loan Agreement dated as of October 28, 2003, by and between Wachovia Bank, National Association and the Company, A.C. Moore Incorporated, Moorestown Finance, Inc., Blackwood Assets, Inc. and A.C. Moore Urban Renewal, LLC. The Company will furnish to the Securities and Exchange Commission a copy of any omitted exhibits or schedules upon request.

10.15(11)	Construction Loan Agreement dated as of October 28, 2003, by and between Wachovia Bank, National Association and the Company, A.C. Moore Incorporated, Moorestown Finance, Inc., Blackwood Assets, Inc. and A.C. Moore Urban Renewal, LLC. The Company will furnish to the Securities and Exchange Commission a copy of any omitted exhibits or schedules upon request.

10.16(11)	Mortgage, Assignment of Rents and Security Agreement and Financing Statement dated as of October 28, 2003, by and between A.C. Moore Urban Renewal, LLC and Wachovia Bank, National Association. The Company will furnish to the Securities and Exchange Commission a copy of any omitted exhibits upon request.

10.17(12)	Modification Number One to Promissory Note dated as of November 3, 2004, by and between Wachovia Bank, National Association and the Company, A.C. Moore Incorporated, Moorestown Finance, Inc., Blackwood Assets, Inc. and A.C. Moore Urban Renewal, LLC.

10.18(13)	Promissory Note and Loan Modification Agreement dated as of February 22, 2006, by and between Wachovia Bank, National Association and the Company, A.C. Moore Incorporated, Moorestown Finance, Inc., Blackwood Assets, Inc. and A.C. Moore Urban Renewal, LLC.

10.19(2)	Promissory Note and Loan Modification Agreement dated as of March 12, 2007 by and between Wachovia Bank, National Association and the Company, A.C. Moore Incorporated, Moorestown Finance, Inc., Blackwood Assets, Inc. and A.C. Moore Urban Renewal, LLC.

Exhibit Number	Description

10.20(14)	Promissory Note and Loan Modification Agreement, dated January 24, 2008, by and between Wachovia Bank, National Association and the Company, A.C. Moore Incorporated, Moorestown Finance, Inc., Blackwood Assets, Inc. and A.C. Moore Urban Renewal, LLC.

10.21(15)	Amended and Restated Swap Transaction Confirmation, signed on December 8, 2006 and effective as of November 27, 2006.

10.22(15)	Amended and Restated Swap Transaction Confirmation, signed on December 8, 2006 and effective as of November 27, 2006.

+10.23(16)	Employment Agreement, effective as of June 1, 2006, between the Company and Rick A. Lepley.

+10.24(16)	Form of Option Agreement between the Company and Rick A. Lepley.

+10.25(17)	First Amendment, dated as of November 15, 2006, to the Employment Agreement, dated as of June 1, 2006, between the Company and Rick A. Lepley.

+10.26(3)	Second Amendment, dated as of November 19, 2007, to the Employment Agreement, dated as of June 1, 2006, between the Company and Rick A. Lepley, as amended by the First Amendment, dated as of November 15, 2006.

+10.27(16)	Agreement and Complete and Full General Release, effective as of June 1, 2006, between the Company and Jack Parker.

+10.28(16)	Agreement and Complete and Full General Release, effective as of June 1, 2006, between the Company and Leslie H. Gordon.

+10.29(18)	Amendment No. One, dated September 6, 2006, to Agreement and Complete and Full General Release, dated June 1, 2006, between the Company and Leslie H. Gordon.

+10.30(19)	Agreement and Complete and Full General Release, effective as of June 8, 2006, between the Company and Patricia A. Parker.

+10.31(20)	Agreement and Complete and Full General Release, dated July 31, 2006, between the Company and Janet Parker.

+10.32(2)	Employment Agreement, effective as of July 24, 2006, between the Company and Amy Rhoades.

+10.33(2)	First Amendment, dated as of November 15, 2006, to the Employment Agreement, dated as of July 24, 2006, between the Company and Amy Rhoades.

+10.34(3)	Second Amendment, dated as of November 19, 2007, to the Employment Agreement, dated as of July 24, 2006, by and between the Company and Amy Rhoades, as amended by the First Amendment, dated as of November 15, 2006.

Exhibit Number	Description

+10.35(18)	Employment Agreement, signed on September 6, 2006 and effective as of September 13, 2006, between the Company and Marc D. Katz.

+10.36(18)	Form of Non-Qualified Option Agreement between the Company and Marc D. Katz.

+10.37(21)	Separation Agreement, dated July 17, 2007, between the Company and Lawrence H. Fine.

+10.38(22)	Letter Agreement, dated July 3, 2007, between the Company and Craig R. Davis.

+10.39(23)	Letter Agreement, dated November 28, 2007, between the Company and Joseph A. Jeffries.

21.1	Subsidiaries of the Company.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-32859) filed on August 5, 1997.

(2)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2006.

(3)	Incorporated by reference to the Company’s Form 8-K filed on November 21, 2007.

(4)	Incorporated by reference to the Company’s Form 8-K filed on August 27, 2004.

(5)	Incorporated by reference to the Company’s Definitive Proxy Statement filed on April 22, 2002.

(6)	Incorporated by reference to the Company’s Form 8-K filed on August 9, 2006.

(7)	Incorporated by reference to the Company’s Definitive Proxy Statement filed on April 30, 2007.

(8)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-143612) filed on June 8, 2007.

(9)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-32859) filed on September 16, 1997.

(10)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 1998.

(11)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2003.

(12)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2004.

(13)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2005.

(14)	Incorporated by reference to the Company’s Form 8-K filed on January 30, 2008.

(15)	Incorporated by reference to the Company’s Form 8-K filed on December 14, 2006.

(16)	Incorporated by reference to the Company’s Form 8-K filed on June 7, 2006.

(17)	Incorporated by reference to the Company’s Form 8-K filed on November 16, 2006.

(18)	Incorporated by reference to the Company’s Form 8-K filed on September 6, 2006.

(19)	Incorporated by reference to the Company’s Form 8-K filed on June 14, 2006.

(20)	Incorporated by reference to the Company’s Form 8-K filed on July 31, 2006.

(21)	Incorporated by reference to the Company’s Form 8-K filed on July 20, 2007.

(22)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2007.

(23)	Incorporated by reference to the Company’s Form 8-K filed on November 28, 2007.

SCHEDULE II
A.C. MOORE ARTS & CRAFTS, INC.
Valuation and Qualifying Accounts
(In thousands)

Column A	Column B	Column C	Column D	Column E
			Deductions -
			Write-offs,
	Balance at	Additions -	Payments and
Description	Beginning of	Charged to	Other	Balance at End
Lower of Cost or Market Reserve	Period	Expense	Adjustments	of Period
2007	$1,315	$1,489	$1,013	$1,791
2006	1,525	462	672	1,315
2005	1,467	501	443	1,525

			Deductions -
			Write-offs,
	Balance at	Additions -	Payments and
Description	Beginning of	Charged to	Other	Balance at End
Income Tax Valuation Allowance	Period	Expense	Adjustments	of Period
2007	$1,362	$1,645	$—	$3,007
2006	875	487	—	1,362
2005	820	107	52	875

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

Signature	Capacity	Date

/s/ Rick A. Lepley Rick A. Lepley	President, Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2008

/s/ Marc Katz Marc Katz	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2008

/s/ Michael J. Joyce Michael J. Joyce	Chairman of the Board of Directors	March 26, 2008

/s/ Joseph F. Coradino Joseph F. Coradino	Director	March 26, 2008

/s/ Neil A. McLachlan Neil A. McLachlan	Director	March 26, 2008

/s/ Thomas S. Rittenhouse Thomas S. Rittenhouse	Director	March 26, 2008

/s/ Lori J. Schafer Lori J. Schafer	Director	March 26, 2008

Exhibit Index

Exhibit Number	Description

3.1(1)	Articles of Incorporation.

3.1.1(2)	Amendment to Articles of Incorporation.

3.1.2(3)	Amendment to Articles of Incorporation.

3.2(4)	Amended and Restated Bylaws.

+10.1(1)	1997 Employee, Director and Consultant Stock Option Plan.

+10.2(1)	Form of Incentive Stock Option Agreement under the 1997 Employee, Director and Consultant Stock Option Plan.

+10.3(5)	2002 Stock Option Plan.

+10.4(6)	Form of Incentive Stock Option/Non-Qualified Option Agreement under the 2002 Stock Option Plan.

+10.5(7)	2007 Annual Incentive Plan.

+10.6(8)	2007 Stock Incentive Plan.

+10.7(8)	Form of Stock Unit Agreement under the 2007 Stock Incentive Plan.

+10.8(8)	Form of Nonqualified Stock Option Agreement under the 2007 Stock Incentive Plan.

+10.9(8)	Form of Incentive Stock Option Agreement under the 2007 Stock Incentive Plan.

+10.10(8)	Form of Stock Appreciation Rights Agreement under the 2007 Stock Incentive Plan.

+10.11(8)	Form of Restricted Stock Agreement under the 2007 Stock Incentive Plan.

10.12(9)	Indenture of Lease, dated August 14, 1995, between Freeway 130 L.L.C. and A.C. Moore, Inc.

10.13(10)	Second Amendment to Lease, dated as of March 25, 1998, between Freeway 130 L.L.C. and A.C. Moore, Inc.

10.14(11)	Loan Agreement dated as of October 28, 2003, by and between Wachovia Bank, National Association and the Company, A.C. Moore Incorporated, Moorestown Finance, Inc., Blackwood Assets, Inc. and A.C. Moore Urban Renewal, LLC. The Company will furnish to the Securities and Exchange Commission a copy of any omitted exhibits or schedules upon request.

Exhibit Number	Description

10.15(11)	Construction Loan Agreement dated as of October 28, 2003, by and between Wachovia Bank, National Association and the Company, A.C. Moore Incorporated, Moorestown Finance, Inc., Blackwood Assets, Inc. and A.C. Moore Urban Renewal, LLC. The Company will furnish to the Securities and Exchange Commission a copy of any omitted exhibits or schedules upon request.

10.16(11)	Mortgage, Assignment of Rents and Security Agreement and Financing Statement dated as of October 28, 2003, by and between A.C. Moore Urban Renewal, LLC and Wachovia Bank, National Association. The Company will furnish to the Securities and Exchange Commission a copy of any omitted exhibits upon request.

10.17(12)	Modification Number One to Promissory Note dated as of November 3, 2004, by and between Wachovia Bank, National Association and the Company, A.C. Moore Incorporated, Moorestown Finance, Inc., Blackwood Assets, Inc. and A.C. Moore Urban Renewal, LLC.

10.18(13)	Promissory Note and Loan Modification Agreement dated as of February 22, 2006, by and between Wachovia Bank, National Association and the Company, A.C. Moore Incorporated, Moorestown Finance, Inc., Blackwood Assets, Inc. and A.C. Moore Urban Renewal, LLC.

10.19(2)	Promissory Note and Loan Modification Agreement dated as of March 12, 2007 by and between Wachovia Bank, National Association and the Company, A.C. Moore Incorporated, Moorestown Finance, Inc., Blackwood Assets, Inc. and A.C. Moore Urban Renewal, LLC.

10.20(14)	Promissory Note and Loan Modification Agreement, dated January 24, 2008, by and between Wachovia Bank, National Association and the Company, A.C. Moore Incorporated, Moorestown Finance, Inc., Blackwood Assets, Inc. and A.C. Moore Urban Renewal, LLC.

10.21(15)	Amended and Restated Swap Transaction Confirmation, signed on December 8, 2006 and effective as of November 27, 2006.

10.22(15)	Amended and Restated Swap Transaction Confirmation, signed on December 8, 2006 and effective as of November 27, 2006.

+10.23(16)	Employment Agreement, effective as of June 1, 2006, between the Company and Rick A. Lepley.

+10.24(16)	Form of Option Agreement between the Company and Rick A. Lepley.

+10.25(17)	First Amendment, dated as of November 15, 2006, to the Employment Agreement, dated as of June 1, 2006, between the Company and Rick A. Lepley.

Exhibit Number	Description

+10.26(3)	Second Amendment, dated as of November 19, 2007, to the Employment Agreement, dated as of June 1, 2006, between the Company and Rick A. Lepley, as amended by the First Amendment, dated as of November 15, 2006.

+10.27(16)	Agreement and Complete and Full General Release, effective as of June 1, 2006, between the Company and Jack Parker.

+10.28(16)	Agreement and Complete and Full General Release, effective as of June 1, 2006, between the Company and Leslie H. Gordon.

+10.29(18)	Amendment No. One, dated September 6, 2006, to Agreement and Complete and Full General Release, dated June 1, 2006, between the Company and Leslie H. Gordon.

+10.30(19)	Agreement and Complete and Full General Release, effective as of June 8, 2006, between the Company and Patricia A. Parker.

+10.31(20)	Agreement and Complete and Full General Release, dated July 31, 2006, between the Company and Janet Parker.

+10.32(2)	Employment Agreement, effective as of July 24, 2006, between the Company and Amy Rhoades.

+10.33(2)	First Amendment, dated as of November 15, 2006, to the Employment Agreement, dated as of July 24, 2006, between the Company and Amy Rhoades.

+10.34(3)	Second Amendment, dated as of November 19, 2007, to the Employment Agreement, dated as of July 24, 2006, by and between the Company and Amy Rhoades, as amended by the First Amendment, dated as of November 15, 2006.

+10.35(18)	Employment Agreement, signed on September 6, 2006 and effective as of September 13, 2006, between the Company and Marc D. Katz.

+10.36(18)	Form of Non-Qualified Option Agreement between the Company and Marc D. Katz.

+10.37(21)	Separation Agreement, dated July 17, 2007, between the Company and Lawrence H. Fine.

+10.38(22)	Letter Agreement, dated July 3, 2007, between the Company and Craig R. Davis.

+10.39(23)	Letter Agreement, dated November 28, 2007, between the Company and Joseph A. Jeffries.

21.1	Subsidiaries of the Company.

Exhibit Number	Description

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) promulgated under the Exchange Act.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-32859) filed on August 5, 1997.

(2)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2006.

(3)	Incorporated by reference to the Company’s Form 8-K filed on November 21, 2007.

(4)	Incorporated by reference to the Company’s Form 8-K filed on August 27, 2004.

(5)	Incorporated by reference to the Company’s Definitive Proxy Statement filed on April 22, 2002.

(6)	Incorporated by reference to the Company’s Form 8-K filed on August 9, 2006.

(7)	Incorporated by reference to the Company’s Definitive Proxy Statement filed on April 30, 2007.

(8)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-143612) filed on June 8, 2007.

(9)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-32859) filed on September 16, 1997.

(10)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 1998.

(11)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2003.

(12)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2004.

(13)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2005.

(14)	Incorporated by reference to the Company’s Form 8-K filed on January 30, 2008.

(15)	Incorporated by reference to the Company’s Form 8-K filed on December 14, 2006.

(16)	Incorporated by reference to the Company’s Form 8-K filed on June 7, 2006.

(17)	Incorporated by reference to the Company’s Form 8-K filed on November 16, 2006.

(18)	Incorporated by reference to the Company’s Form 8-K filed on September 6, 2006.

(19)	Incorporated by reference to the Company’s Form 8-K filed on June 14, 2006.

(20)	Incorporated by reference to the Company’s Form 8-K filed on July 31, 2006.

(21)	Incorporated by reference to the Company’s Form 8-K filed on July 20, 2007.

(22)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2007.

(23)	Incorporated by reference to the Company’s Form 8-K filed on November 28, 2007.