Form 10-Q
period 2008-03-31
A.C. Moore Arts & Crafts, Inc.
filed 2008-05-12
CIK 1042809

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2008
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

Outstanding at May 6, 2008

Common Stock, no par value	20,298,601

A.C. MOORE ARTS & CRAFTS, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)
(unaudited)

	March 31,	December 31,	March 31,
	2008	2007	2007
			(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$53,239	$65,195	$67,757
Inventories	134,340	128,391	122,556
Prepaid expenses and other current assets	8,992	11,940	8,741
Prepaid and receivable income taxes	9,657	7,411	—
Deferred tax assets	7,327	7,533	11,867

	213,555	220,470	210,921

Non-current assets:
Property and equipment, net	99,182	99,328	96,882
Other assets	2,023	2,092	1,318

	$314,760	$321,890	$309,121

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,571	$2,571	$2,571
Trade accounts payable	48,323	48,780	47,045
Accrued payroll and payroll taxes	2,557	2,980	2,884
Accrued expenses	14,944	17,753	15,030
Accrued lease liability	1,400	1,440	756
Other current liabilities	—	1,909	617

	69,795	75,433	68,903

Non-current liabilities:
Long-term debt	18,429	19,071	21,000
Deferred tax liability and other	9,719	8,719	6,867
Accrued lease liability	20,105	19,067	19,184

	48,253	46,857	47,051

	118,048	122,290	115,954

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; none issued	—	—	—

Common stock, no par value, 40,000,000 shares authorized; shares issued and outstanding 20,298,601; 20,298,601; and 20,188,466 at March 31, 2008, December 31, 2007 and March 31, 2007, respectively	123,458	122,921	119,443

Accumulated other comprehensive income (loss)	(945)	(483)	—

Retained earnings	74,199	77,162	73,724

	196,712	199,600	193,167

	$314,760	$321,890	$309,121

See accompanying notes to financial statements.

A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007 (as restated)
Net sales	$126,544	$135,380
Cost of sales (including buying and distribution costs)	72,433	80,069

Gross margin	54,111	55,311
Selling, general and administrative expenses	55,610	54,393
Costs related to change in management	—	290
Store pre-opening expenses	628	314

Income (loss) from operations	(2,127)	314
Interest expense	690	352
Interest (income)	(384)	(585)

Income (loss) before income taxes	(2,433)	547
Provision for (benefit of) income taxes	(666)	202

Net income (loss)	$(1,767)	$345

Basic net income (loss) per share	$(0.09)	$0.02

Diluted net income (loss) per share	$(0.09)	$0.02

Basic weighted average shares outstanding	20,299	20,180

Diluted weighted average shares outstanding	20,299	20,279
See accompanying notes to financial statements.

A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007 (as restated)
Cash flows from operating activities:
Net income (loss)	$(1,767)	$345
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,804	3,473
Stock based compensation expense	537	981
Provision for (benefit of) deferred income taxes, net	(452)	(849)
Changes in assets and liabilities:
Inventories	(5,949)	(106)
Prepaid expenses and other current assets	702	(1,088)
Accounts payable, accrued payroll and payroll taxes and accrued expenses	(3,689)	(4,091)
Accrued lease liability	998	(315)
Income taxes payable	(1,909)	(1,318)
Other	69	91

Net cash (used in) operating activities	(7,656)	(2,877)

Cash flows from investing activities:
Capital expenditures	(3,658)	(5,087)

Cash flows (used in) investing activities	(3,658)	(5,087)

Cash flows from financing activities:
Exercise of stock options	—	149
Tax benefit of stock options	—	95
Repayment of long-term debt	(642)	(643)

Net cash (used in) financing activities	(642)	(399)

Net decrease in cash and cash equivalents	(11,956)	(8,363)
Cash and cash equivalents at beginning of period	65,195	76,120

Cash and cash equivalents at end of period	$53,239	$67,757

See accompanying notes to financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Basis of Presentation
The consolidated financial statements included herein include the accounts of A.C. Moore Arts & Crafts, Inc. and its wholly owned subsidiaries. The Company is a specialty retailer of arts, crafts and floral merchandise for a wide range of customers. As of May 8, 2008, the Company operated a chain of 137 stores. The stores are located in the Eastern United States from Maine to Florida. The Company also serves customers nationally via its e-commerce site, www.acmoore.com.
The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported period and related disclosures. Significant estimates made as of and for the three month period ended March 31, 2008 and 2007 include provisions for shrinkage, capitalized buying, warehousing and distribution costs related to inventory, and markdowns of merchandise inventories. Actual results could differ materially from those estimates.
These financial statements have been prepared by management without audit and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007. Due to the seasonality of the Company’s business, the results for the interim periods are not necessarily indicative of the results for the year. The Company has included its balance sheet as of March 31, 2007 to assist in viewing the Company on a full-year basis. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair statement of the interim financial statements. In the opinion of management, all such adjustments are of a normal and recurring nature.
(2) Restatement of Consolidated Financial Statements
As more fully described in our fiscal 2007 Annual Report on Form 10-K, in October 2007 the Company determined that there were errors in the method used to value store inventories. The correction of these errors resulted in a restatement of our financial statements for the periods including and prior to the six months ended June 30, 2007. Financial statement line items affected by this restatement include gross margin and provision for income taxes in the Consolidated Statements of Operations and inventory and current deferred taxes in the Consolidated Balance Sheets. There was no impact to operating cash flows from this restatement.
The effect of these restatements on previously reported consolidated balance sheets, statements of operations and statements of cash flows are included in Footnote 1 of our fiscal 2007 Annual Report on Form 10-K.
(3) Change in Accounting Method
Effective January 1, 2008, the Company changed its method of accounting for store inventories from the retail inventory method to the weighted average cost method. Management believes the weighted average cost method is preferable because it:
•	Results in greater precision in the determination of cost of sales and inventory valuation because each item is supported by records which are valued using stock-keeping unit (“SKU”) level purchase order data. Availability of this data significantly reduces management estimates used under the retail inventory method where costs are averaged based on pools of merchandise at the department level.

•	Increases the accuracy of matching sales with related expenses, as cost of sales represent the average cost of individual items sold rather than the average of an entire pool. This matching eliminates fluctuations that could result from seasonal changes in initial markups or composition of the mix of product within a pool.

•	Provides additional insight into the components of shrink as information will be available at the SKU/store level.

•	Aligns financial reporting with the operational view of the Company, providing consistency in inventory valuation and margin analysis. This in turn improves accountability within the merchandising and stores’ organizations which will enable management to more precisely manage inventory levels.

•	Allows for consistent valuation methods across all inventories, as our warehouse inventory is already valued using weighted average cost.
According to the guidance of SFAS 154, “Accounting Changes and Error Corrections,” when it is impracticable to determine the periods to which the effects of a change in accounting principle apply, the effect of the change will be applied to the balances of assets and liabilities as of the beginning of the earliest period that retrospective application is practicable and that a corresponding adjustment be made to retained earnings. Prior to December 31, 2007, the Company did not take its store physical inventories at the SKU level and as such is not able to value its inventory using weighted average cost for prior periods. Accordingly, as of January 1, 2008, the Company reduced the value of its beginning inventory by $2.0 million and recorded a corresponding adjustment, net of tax of $804,000, as a reduction to retained earnings.
(4) New Accounting Pronouncements
In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment to FASB Statement 133,” which requires companies to provide greater transparency through disclosures about how and why the company uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, the level of derivative activity entered into by the company and how derivative instruments and related hedged items affect the company’s financial position, results of operations, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, and will be adopted by the Company in the first quarter of 2009. The Company is currently evaluating the potential impact of the adoption of SFAS 161 on its consolidated financial statements.
In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value. This statement was effective for the Company starting January 1, 2008. The adoption of the provisions of SFAS 159 is optional. The Company adopted SFAS 159 effective January 1, 2008, and did not elect the fair value option for any of its existing financial assets and liabilities.
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. It does not expand the use of fair value measurement. We adopted SFAS 157 for financial assets and liabilities on January 1, 2008. The adoption of SFAS 157 did not require material modification of our fair value measurements and will be substantially limited to expanded disclosures in the notes to our Consolidated Financial Statements relating to those notes that currently have components measured at fair value. In February 2008, the FASB deferred adoption of SFAS 157 for non-financial assets and liabilities, except for those that are recognized at fair value on a recurring basis (at least annually), until the fiscal year beginning after December 15, 2008.
SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2008:

		Fair Value Measurements at March 31, 2008 Using
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	Value at	active markets	inputs	inputs
(in thousands of dollars)	March 31, 2008	(Level 1)	(Level 2)	(Level 3)

Cash Equivalents	$53,601	$53,601	$—	$—

Interest Rate Swaps(1)	(1,575)	—	(1,575)	—

(1)	Included in Deferred taxes and other liabilities in our Consolidated Balance Sheets
Cash Equivalents are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. Interest rate swaps are measured at fair value using quoted market prices for the swap interest rate indexes over the term of the swap discounted to present value versus the fixed rate of the contract. They are classified within Level 2 of the valuation hierarchy.
(5) Inventories
Merchandise Inventories. The Company values its inventories at the lower of cost or market. For warehouse inventories, cost is determined using a weighted average cost method. Effective January 1, 2008, the Company changed its method of accounting for store inventories from the retail inventory method to weighted averaged cost. As a result of this change, the Company recorded a $2.0 million reduction in the value of its beginning inventory.
In 2007, the Company took a stock-keeping unit (“SKU”) level physical inventory in all of its store locations at year end. These physical inventories were valued using a weighed average cost to determine the value of our beginning inventory for 2008. Cost is determined at the time of receipt based on actual vendor invoices and includes the cost of purchasing, warehousing and transportation. Vendor allowances, which primarily represent volume discounts and cooperative advertising funds, are recorded as a reduction in the cost of merchandise inventories. For merchandise where the Company is the direct importer, ocean freight, duty and internal transfer costs are included as inventory costs.
On a quarterly basis, management uses a specific cost method to determine the value of its store inventories. Through its point of sale system, the Company is able to assign a SKU specific cost to every item sold. Using this information, along with estimates for inventory shrinkage and transportation costs, management estimates cost of sales and inventory during the first three quarters of each year.

The estimates for inventory shrinkage used to value inventory on a quarterly basis are adjusted to actual shrinkage amounts at year-end when a full physical inventory in each of our stores and warehouse facility are taken.
As of December 31, 2007, inventory in the Company’s stores were valued under the retail inventory method. Under this method, store inventories are valued at their current retail selling price multiplied by a cost complement to arrive at an inventory value at cost. The cost complement is a ratio of merchandise available-for-sale at cost to merchandise available-for-sale at its original selling price.
Our inventory valuation methodology also requires other management estimates and judgment, such as the net realizable value of merchandise designated for clearance or on overstock or slow-moving merchandise. The accuracy of these estimates can be impacted by many factors, some of which are outside of management’s control, including changes in economic conditions and consumer buying trends. The Company believes the process it uses results in an appropriate inventory value.
(6) Shareholders’ Equity
During the first three months of 2008, shareholders’ equity changed as follows:

				Accumulated
				Other
		Common	Retained	Comprehensive
(In thousands, except share data)	Shares	Stock	Earnings	(Loss)	Total

Balance, December 31, 2007	20,298,601	$122,921	$77,162	$(483)	$199,600

Net income (loss)	—	—	(1,767)	—	(1,767)

Unrealized loss, net of taxes of $308 (Note 8)	—	—	—	(462)	(462)

Total comprehensive income (loss)					$(2,229)

Stock-based compensation expense	—	537	—	—	537

Change in accounting principle (Note 5)	—	—	(1,196)	—	(1,196)

Balance, March 31, 2008	20,298,601	$123,458	$74,199	$(945)	$196,712

(7) Financing Agreement
The Company maintains two mortgage agreements with Wachovia Bank on its corporate office and main distribution center which are collateralized by land, buildings and equipment. As of March 31, 2008, there was $21.0 million outstanding under these mortgages of which $17.3 million is repayable over 12 years and $3.7 million is repayable over four years. Fixed monthly payments are $214,000. In November 2006, the Company effectively converted these mortgages from a variable rate to fixed interest rates of 5.77% on the 15-year mortgage and 5.72% on the seven-year mortgage through the use of an interest rate swap.
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
In January 2008, the Company amended these two mortgages and its $35.0 million line of credit and entered into a promissory note and loan modification agreement. Pursuant to the loan modification, Wachovia agreed to waive non-compliance with certain provisions of the loan documents relating to the Company’s failure to deliver financial statements and the Company’s Form 10-Q for the quarter ended September 30, 2007. The loan modification also amended the loan documents to (i) increase the interest rate for the two mortgages and borrowing under the line of credit from a LIBOR-based rate plus 65 basis points to a LIBOR-based rate plus 90 basis points, and (ii) require the Company to maintain a deposit account with the bank with a minimum balance of $500,000. These two provisions terminated on April 17, 2008.
The Company has a $35.0 million line of credit with Wachovia Bank, which is scheduled to expire on May 31, 2008. Management is in the process of finalizing an extension of the line of credit. At March 31, 2008, the Company had no outstanding principal balance under the line of credit. In January 2008, a $6.45 million letter of credit was issued under the line. The letter of credit replaced a workers compensation insurance cash escrow account that has been redeployed in other investments.
(8) Income Taxes
On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). Effective with the adoption of FIN 48, the Company records interest as a component of interest expense and penalties as a component of income tax expense. As of December 31, 2007, the Company had $3.3 million of unrecognized tax benefits. In February 2008, the Company finalized an audit with the Internal Revenue Service that covered the 2004, 2005 and 2006 tax years. As a result of this settlement, reserves for uncertain tax positions totaling $2.0 million were reversed, of which $298,000 was recorded as a reduction in income tax expense in this quarter.
The Company increased its reserve for uncertain tax positions by $670,000 this quarter based on a change in a state tax position regarding calculation of income apportionment. Of this amount $336,000, was recorded as interest expense and $334,000 was recorded as income tax expense in this quarter.
In March 2008, the Company received permission from the Internal Revenue Service to change its method of accounting for inventory effective with the filing of its 2007 income tax return. As a result of this change, the Company will be able to take a tax deduction of approximately $20.0 million which will result in a refund of approximately $7.0 million of previously paid federal income taxes. This amount has been recorded in ‘prepaid and receivable income taxes’ on our Consolidated Balance Sheet.
The Company is subject to U.S. Federal income tax as well as income tax of multiple state jurisdictions. The Company has substantially concluded all material tax matters in jurisdictions where it files returns for years through 2003.
The Company’s effective tax rate for the first three months of 2008 was 27.4% as compared to 36.9% in the first three months of 2007. This decrease was primarily attributable to the effect of adjustments to our uncertain tax positions as described above, on our first quarter pre-tax loss. The Company expects the effective rate for 2008 to be approximately 39%.

(9) Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
(In thousands, except per share data)	2008	2007
		(as restated)
Net income (loss)	$(1,767)	$345
Weighted average shares:
Basic	20,299	20,180
Incremental shares from assumed exercise of stock options and stock appreciation rights	—	99

Diluted	20,299	20,279

Basic net income (loss) per share	$(0.09)	$0.02

Diluted net income (loss) per share	$(0.09)	$0.02

Stock options and stock appreciation rights excluded from calculation because exercise price was greater than average market price	1,119	367

Potentially dilutive shares excluded from the calculation as the result would be anti-dilutive	578	865

(10) Commitments and Contingencies
The Company is involved in legal proceedings from time to time in the ordinary course of business. Management believes that none of these legal proceedings will have a materially adverse effect on the Company’s financial condition or results of operations. However, there can be no assurance that future costs of such litigation would not be material to the Company’s financial condition or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Relating to Forward-looking Statements
The following discussion contains statements that are forward-looking within the meaning of applicable federal securities laws and are based on our current expectations and assumptions as of this date. We undertake no obligation to update or revise any forward-looking statement whether as the result of new developments or otherwise. These statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated. Factors that could cause actual results to differ from those anticipated include, but are not limited to, our ability to implement our business and operating initiatives to improve profitability, how well we manage our growth, customer demand and trends in the arts and crafts industry, inventory risks, the effect of economic conditions and gasoline prices, the impact of unfavorable weather conditions, the impact of competitors’ locations or pricing, difficulties with respect to new system technologies, difficulties in implementing measures to reduce costs and expenses and improve margins, supply constraints or difficulties, the effectiveness of and changes to advertising strategies, difficulties in determining the outcome and impact of litigation, the impact of the threat of terrorist attacks and war, our ability to maintain an effective system of internal control over financial reporting, risks related to our recent restatement and other risks detailed in the Company’s Securities and Exchange Commission (“SEC”) filings. For additional information concerning factors that could cause actual results to differ materially from the information contained herein, reference is made to the information under Part II, “Item 1A. Risk Factors” as set forth below and in our annual report on Form 10-K for the year ended December 31, 2007 as filed with the SEC.
Overview
General
We are a specialty retailer of arts, crafts and floral merchandise for a wide range of customers. Our first store opened in Moorestown, New Jersey in 1985. As of March 31, 2008, we operated 136 stores in the Eastern United States from Maine to Florida. Our stores typically range from 20,000 to 25,000 square feet. We also serve customers nationally through our e-commerce site, www.acmoore.com.
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
For the three months ended March 31, 2008, comparable store sales decreased by 11.6%, while gross margin improved by 1.9%. The decline in comparable store sales was an expected result of the implementation of management’s primary business and operating initiatives that are discussed in more detail below. We believe that the Company had reached a point of diminishing returns for many of the costs being incurred to increase sales, which included advertising and store payroll. Changes made to our store staffing and advertising programs both had an adverse effect on comparable store sales. In addition, lower inventory levels and changes in sourcing caused an increase in out-of stock merchandise which also had a negative impact on sales.

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
Business and Operating Strategy
The year ended December 31, 2007, as well as the three months ended March 31, 2008, both involved substantial transition as our new management team focused on reviewing and adjusting various aspects of our business and operations to position us for improved performance. Management’s primary business and operating initiatives are discussed below.
     Improve Store Profitability. We continue to strive to improve store profitability by reducing expenses through a focus on the following areas: store payroll, real estate site location strategy, advertising spending, centrally directed operations and our new store prototype.
•	Decreasing store payroll costs. We introduced a new general manager compensation plan based on pay-for-performance beginning in January 2007. Bonuses earned in one year are no longer rolled into base salary for the coming year. New store staffing models, including a mix of full- and part-time associates based on sales patterns, were implemented in the second quarter of 2007. While we believe that our new store staffing model is appropriate for our store operations, we will continue in 2008 to refine staffing to address freight, ordering, recovery, merchandising and customer service more effectively.

•	Real estate site location strategy. Our objective is to achieve an appropriate balance between increasing store openings in existing markets, which could adversely affect comparable store sales, and opening a single store in multi-store markets which are new to us, which may contribute to an increase in our selling, general and administrative expense rate. When we enter new markets in the future that we deem to be multi-store markets, we intend to open more than one store. Previously, including certain of our stores to be opened in 2008, we entered new markets opening only a single store. Management periodically reviews store performance and future prospects to identify underperforming locations and assess closure of those stores that are no longer strategically or economically viable. We recently began such a detailed analysis and expect to finalize our analysis by the end of the second quarter of 2008.

•	Advertising spending. In 2007, we utilized the services of a newspaper placement agency to negotiate our insertion rates and distribution costs. We implemented those recommendations by the end of the third quarter. We will continue this initiative in 2008 by analyzing our distribution methods to enhance productivity of the advertising vehicles.

•	Centrally directed operations and our store prototype. We believe that increasing the level of standardization in operations and centrally directed management practices will improve our operating efficiencies. This initiative includes, without limitation, standardizing the presentation in our stores, reengineering our store processes and implementing and refining our new store prototype which we refer to as our “Nevada” model. As of March 31, 2008, we opened 14 Nevada class stores. We believe the Nevada model will help us achieve efficiencies through increased ease of operation and reduced labor costs. While we believe the Nevada model is a desirable design, we are currently refining the design based on the results of this initial phase of implementation and expect to continue to do so in the future.
     Increase Sales. We continue to strive toward increasing sales through better execution in customer service, an enhanced merchandise assortment, improved in-stock position and creative promotional strategies.
•	Customer service. We have conducted customer interviews designed to better understand our customers’ expectations and purchasing motivation, with the goal of developing stronger relationships with our customers. In the second quarter of 2008, we will introduce a formal customer service program involving in-depth training of our associates. In 2009, we plan to introduce mystery shopping and the availability of online customer feedback submission to our customer service support center.

•	Enhanced merchandise assortment. We continually seek to identify new and enhanced product lines and merchandise assortments that differentiate us from our competitors. We regularly review product adjacencies in order to improve our average customer ticket and the overall shopping experience.

•	Improved in-stock position. Maintaining a full in-stock position is critical to driving sales, as providing the components for a particular craft project is important to meeting customer needs. Our perpetual inventory implemented in January 2008 and other technology improvements will allow us to achieve better in-stock position through information about quantities available at the store level. We also regularly evaluate our supply chain operations to improve the process and timing within which product is ordered and delivered to our stores.

•	Promotional strategies. We believe the identification of promotional items that drive customer traffic and increased frequency of featuring these items will add to our customer base. We continually experiment with new marketing vehicles and pricing strategies, including in-store promotions and targeted marketing, to complement our regular circular insert program.
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
Results of Operations
The following table sets forth, for the periods indicated selected statement of operations data expressed as a percentage of net sales and the number of stores open at the end of each such period:

	Three Months Ended
	March 31,
		2007
	2008	(as restated)
Net sales	100.0%	100.0%
Cost of sales	57.2	59.1

Gross margin	42.8	40.9
Selling, general and administrative expenses	43.9	40.2
Costs related to change in management	0.0	0.2
Store pre-opening expenses	0.5	0.2

Income (loss) from operations	(1.7)	0.2
Interest expense (income), net	0.2	(0.2)

Income (loss) before income taxes	(1.9)	0.4
Provision for (benefit of) income taxes	(0.5)	0.1

Net income (loss)	(1.4)%	0.3%

Number of stores open at end of period	136	123
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
Net Sales. Net sales decreased $8.8 million, or 6.5%, to $126.5 million in the three months ended March 31, 2008 from $135.4 million in the comparable 2007 period. This decrease is comprised of (i) an increase in net sales of $8.2 million from stores not included in the comparable store base and e-commerce sales, (ii) a comparable store sales decrease of $15.5 million, or 11.6%, and (iii) net sales of $1.5 million from stores closed since the comparable period last year. As previously stated, our focus on store profitability has negatively impacted comparable store sales. Specifically, the process of evaluating the reach, frequency and timing of our advertisements, and adjusting store inventory and payroll to align with sales volume had an impact on comparable store sales.

Merchandise categories that performed below the Company average on a comparable store basis included candles, floral accessories, yarn and seasonal. Categories that performed better than average included custom framing, cake and candy making, wood and ready made frames.
Gross Margin. Gross margin is net sales minus the cost of merchandise which includes purchasing and receiving costs, inbound freight, duties related to import purchases, internal transfer costs and warehousing costs. Gross margin as a percent of net sales was 42.8% for the three months ended March 31, 2008, and 40.9% for the three months ended March 31, 2007. This 1.9% improvement in gross margin is attributable to retail price adjustments as a result of ongoing price elasticity studies, more favorable vendor pricing and a higher initial mark-up on imports.
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
Selling, general and administrative expenses, as a percent of sales, increased 3.7% in the three months ended March 31, 2008 to 43.9% from 40.2% in the three months ended March 31, 2007. Costs related to the inventory restatement represented 0.3%, costs related to store payroll represented 0.3%, and advertising costs as a percent to sales increased 0.5%. The majority of the balance of the increase was the result of deleveraging of store occupancy costs against a decline in comparable store sales.
Costs Related to Change in Management. For the three months ended March 31, 2008 and 2007, we incurred costs of $0 and $290,000 , respectively, related to severance costs for departing officers and employees as well as recruiting costs for new officers. There were no costs charged to this classification since the second quarter 2007.
Store Pre-Opening Expenses. We expense store pre-opening expenses as they are incurred which includes lease costs prior to a store opening. Pre-opening expenses for the four stores opened in the first quarter of 2008 amounted to $628,000 . In the first quarter of 2007, we incurred store pre-opening expenses related to the one store opened in that quarter and lease costs related to stores opened later in 2007 of $314,000 .
Interest Income and Expense. In the first quarter of 2008, we had net interest expense of $306,000 compared with net interest income of $233,000 for the same period in 2007. This decrease is attributable to the interest component of the increase in our reserve for uncertain tax positions and a lower cash position throughout the quarter.
Income Taxes. Our effective tax rate for the first quarter of 2008 was 27.4%, as compared to 36.9% for the three months ended March 31, 2007. This decrease was primarily attributable to the effect of adjustments to uncertain tax positions on our first quarter pre-tax loss. The Company expects the effective rate for 2008 to be approximately 39%.
Change in Accounting Method. Effective January 1, 2008, we changed our method of accounting for store inventories from the retail inventory method to the weighted average cost method. See “Change in Accounting Method” at Note 3 in the Notes to Consolidated Financial Statements. As a result, we reduced the value of its beginning inventory by $2.0 million and recorded a corresponding adjustment, net of tax, as a reduction to retained earnings.

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
At March 31, 2008 and December 31, 2007, our working capital was $143.8 million and $145.0 million, respectively. Cash used in operations was $7.7 million for the three months ended March 31, 2008. This was principally the result of a $5.9 million increase in seasonal and new store inventory. For the three months ended March 31, 2007, cash used in operations was $2.9 million.
Net cash used in investing activities during the three months ended March 31, 2008 was $3.7 million, all of which related to capital expenditures. In 2008, we expect to spend approximately $18.0 million on capital expenditures, which includes $10.0 million for new store openings, and the remainder for remodeling existing stores, upgrading systems in existing stores, warehouse equipment and corporate systems development. For the three months ended March 31, 2007, we invested $5.1 million, all of which related to capital expenditures.
We maintain two mortgage agreements with Wachovia related to our main distribution center and corporate offices. These mortgages are secured by land, building, and equipment. As of March 31, 2008, $21.0 million was outstanding under these mortgages, of which $17.3 million is repayable over 12 years and $3.7 million is repayable over four years. Fixed monthly payments totaling $214,000 started in October 2004. In November 2006, through the use of an interest rate swap, we effectively converted these mortgages from variable interest rates to fixed interest rates of 5.77% on the 15-year mortgage and 5.72% on the seven-year mortgage.
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
In January 2008, we amended the two mortgages and our $35.0 million line of credit and entered into a promissory note and loan modification agreement. Pursuant to the loan modification, Wachovia has agreed to waive non-compliance with certain provisions of the loan documents relating to the Company’s failure to deliver financial statements and our Form 10-Q for the quarter ended September 30, 2007. The loan modification also amended the loan documents to (i) increase the interest rate for the two mortgages and borrowing under the line of credit from a LIBOR-based rate plus 65 basis points to a LIBOR-based rate plus 90 basis points, and (ii) require the Company to maintain a deposit account with a minimum balance of $500,000 with Wachovia. These two provisions terminated on April 17, 2008.
We have a $35.0 million line of credit with Wachovia Bank, which is scheduled to expire on May 31, 2008. We are in the process of finalizing an extension of the line of credit. At March 31, 2008, we had no outstanding principal balance under the line of credit. In January 2008, a $6.45 million letter of credit was issued under the line. The letter of credit replaced a workers compensation insurance cash escrow account that has been redeployed in other investments.

In December 2007, we filed a request with the Internal Revenue Service to change our tax method of accounting for inventory. This request was granted in March 2008. Accordingly, we will receive a tax deduction on our 2007 Federal income tax return of approximately $20.0 million, which will result in a tax refund of approximately $7.0 million. We expect to receive this refund sometime during the second half of 2008.
In February 2008, we finalized an audit with the Internal Revenue Service that covered the 2004, 2005 and 2006 tax years and resulted in a payment of tax and interest totaling $2.1 million.
We believe the cash generated from operations during the year and available borrowings under the line of credit agreement will be sufficient to finance our working capital and capital expenditure requirements for at least the next 12 months.
Critical Accounting Estimates
Except as described below, our accounting policies are fully described in Note 2 of our notes to consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2007. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from those estimates. Management makes adjustments to its assumptions and judgments when facts and circumstances dictate. The amounts currently estimated by us are subject to change if different assumptions as to the outcome of future events were made. We evaluate our estimates and judgments on an ongoing basis and predicate those estimates and judgments on historical experience and on various other factors that management believes to be reasonable under the circumstances. Management believes the following critical accounting estimates encompass the more significant judgments and estimates used in preparation of our consolidated financial statements:
•	merchandise inventories;

•	impairment of long-lived assets;

•	reserve for store closures;

•	stock-based compensation under SFAS No. 123(R);

•	income taxes and accounting for uncertain tax positions under FIN 48;

•	legal contingencies; and

•	other estimates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We invest cash balances in excess of operating requirements primarily in money market mutual funds. The fair value of our cash and equivalents at March 31, 2008 approximated carrying value. A hypothetical decrease in interest rates of 10% compared to the rates in effect at March 31, 2008 would reduce our interest income by $132,000 annually.

We had no borrowing outstanding under our line of credit at March 31, 2008. The interest rates on our mortgages fluctuate with market rates and therefore the value of these financial instruments will not be impacted by a change in interest rates. In November 2006, we entered into an interest rate swap that had the effect of converting our variable mortgages to a fixed rate. As a result, a 10% increase or decrease in interest rates would have no impact on our interest expense as the increase/decrease in interest paid on our mortgages would be offset by a corresponding decrease/increase in the interest received from our swap. A 10% decrease in interest rates would cause the fair market value of the swap to decrease by $267,000.
ITEM 4. CONTROLS AND PROCEDURES
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
We carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2008 as a result of a material weakness in the accuracy and valuation of the accounting for and disclosure of inventory and the related cost of goods sold accounts. Specifically, controls over the formulas used to calculate the cost complement used to value the Company’s store inventories under the retail inventory method and the estimates used to determine the timing of recognition of internal transfer costs on imported merchandise were not effective.
Plan for Remediation of Material Weakness
Effective January 1, 2008, the Company changed its method of accounting for store inventories from the retail method to the weighted average cost method. Management believes that changing to the weighted average cost method will remediate the identified control deficiency related to the formulas used to calculate the retail method cost complement as these formulas will no longer be used.
In January 2008, the Company implemented a store perpetual inventory system. This system will enable management to more accurately estimate the amount of internal transfer costs as it allows us to determine the value of imported merchandise relating to on-hand quantities in our stores and at our distribution centers. Management believes that implementation of a store perpetual inventory system and implementation of appropriate internal controls will remediate the identified control deficiency.
Changes in Internal Control Over Financial Reporting
As described above, there were changes in our internal control over financial reporting, as described in Exchange Act Rule 13a-15(f), during the first quarter of 2008 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2007 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not Applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not Applicable.
ITEM 5. OTHER INFORMATION
Not Applicable.
ITEM 6. EXHIBITS

18.1	Preferability letter provided by PricewaterhouseCoopers LLC, our independent registered public accounting firm to change our method of accounting for valuing store inventories to weighted average cost.

31.1	Certification pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”).

31.2	Certification pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A.C. MOORE ARTS & CRAFTS, INC.
Date: May 12, 2008	By:	/s/ Rick A. Lepley
Rick A. Lepley
President and Chief Executive Officer (duly authorized officer and principal executive officer)

Date: May 12, 2008	By:	/s/ Marc Katz
Marc Katz
Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

Exhibit Index

Exhibit No.	Description

18.1	Preferability letter provided by PricewaterhouseCoopers LLC, our independent registered public accounting firm to change our method of accounting for valuing store inventories to weighted average cost.

31.1	Certification pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”).

31.2	Certification pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.