Form 10-Q
period 2008-06-30
A.C. Moore Arts & Crafts, Inc.
filed 2008-08-11
CIK 1042809

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Outstanding at August 5, 2008

Common Stock, no par value	20,299,801

A.C. MOORE ARTS & CRAFTS, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)
(unaudited)

	June 30,	December 31,	June 30,
	2008	2007	2007
			(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$45,625	$65,195	$54,564
Inventories	136,591	128,391	125,878
Prepaid expenses and other current assets	7,330	11,940	7,364
Prepaid and receivable income taxes	2,610	7,411	154
Deferred tax assets	6,891	7,533	12,211

	199,047	220,470	200,171

Non-current assets:
Property and equipment, net	98,416	99,328	95,795
Other assets	2,259	2,092	1,763

	$299,722	$321,890	$297,729

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,571	$2,571	$2,571
Trade accounts payable	39,817	48,780	38,194
Accrued payroll and payroll taxes	2,430	2,980	2,833
Accrued expenses	15,541	17,753	13,119
Accrued lease liability	850	1,440	1,313
Other current liabilities	—	1,909	—

	61,209	75,433	58,030

Non-current liabilities:
Long-term debt	17,786	19,071	20,357
Deferred tax liability and other	7,268	8,719	6,590
Accrued lease liability	20,299	19,067	18,366

	45,353	46,857	45,313

	106,562	122,290	103,343

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; none issued	—	—	—

Common stock, no par value, 40,000,000 shares authorized; shares issued and outstanding 20,298,601; 20,298,601; and 20,251,633 at June 30, 2008, December 31, 2007 and June 30, 2007, respectively	123,735	122,921	120,992

Accumulated other comprehensive income (loss)	(509)	(483)	229

Retained earnings	69,934	77,162	73,165

	193,160	199,600	194,386

	$299,722	$321,890	$297,729

See accompanying notes to financial statements.

A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(as restated)		(as restated)

Net sales	$126,430	$124,439	$252,974	$259,819
Cost of sales (including buying and distribution costs)	74,067	72,360	146,500	152,429

Gross margin	52,363	52,079	106,474	107,390
Selling, general and administrative expenses	57,657	52,804	113,267	107,253
Costs related to change in management	—	145	—	435
Store pre-opening and closing expenses	1,328	233	1,956	491

Income (loss) from operations	(6,622)	(1,103)	(8,749)	(789)
Interest expense	325	359	1,015	711
Interest (income)	(260)	(576)	(644)	(1,161)

Income (loss) before income taxes	(6,687)	(886)	(9,120)	(339)
Provision for (benefit of) income taxes	(2,422)	(327)	(3,088)	(125)

Net income (loss)	$(4,265)	$(559)	$(6,032)	$(214)

Basic net income (loss) per share	$(0.21)	$(0.03)	$(0.30)	$(0.01)

Diluted net income (loss) per share	$(0.21)	$(0.03)	$(0.30)	$(0.01)
See accompanying notes to financial statements.

A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	June 30,
	2008	2007
		(as restated)
Cash flows from operating activities:
Net income (loss)	$(6,032)	$(214)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,654	6,920
Stock-based compensation expense	814	1,432
Loss on impairment of fixed assets	1,850	—
Provision for (benefit of) deferred income taxes, net	(17)	(1,604)
Changes in assets and liabilities:
Inventories	(10,214)	(3,428)
Prepaid expenses and other current assets	9,411	289
Accounts payable	(8,963)	(10,509)
Accrued payroll and payroll taxes and accrued expenses	(2,762)	(4,395)
Accrued lease liability	642	(576)
Income taxes payable	(1,909)	(2,089)
Other	(167)	9

Net cash (used in) operating activities	(9,693)	(14,165)

Cash flows from investing activities:
Capital expenditures	(8,592)	(7,447)

Cash flows (used in) investing activities	(8,592)	(7,447)

Cash flows from financing activities:
Exercise of stock options	—	1,056
Tax benefit of stock options	—	286
Repayment of long-term debt	(1,285)	(1,286)

Net cash provided by (used in) financing activities	(1,285)	56

Net (decrease) in cash and cash equivalents	(19,570)	(21,556)
Cash and cash equivalents at beginning of period	65,195	76,120

Cash and cash equivalents at end of period	$45,625	$54,564

See accompanying notes to financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Basis of Presentation
The consolidated financial statements included herein include the accounts of A.C. Moore Arts & Crafts, Inc. and its wholly owned subsidiaries. The Company is a specialty retailer of arts, crafts and floral merchandise for a wide range of customers. As of August 8, 2008, the Company operated a chain of 134 stores. The stores are located in the Eastern United States from Maine to Florida. The Company also serves customers nationally via its e-commerce site, www.acmoore.com.
The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported period and related disclosures. Significant estimates made as of and for the three and six month periods ended June 30, 2008 and 2007 include provisions for shrinkage, capitalized buying, warehousing and distribution costs related to inventory, and markdowns of merchandise inventories. Actual results could differ materially from those estimates.
These financial statements have been prepared by management without audit and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007. Due to the seasonality of the Company’s business, the results for the interim periods are not necessarily indicative of the results for the year. The Company has included its balance sheet as of June 30, 2007 to assist in viewing the Company on a full-year basis. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair statement of the interim financial statements. In the opinion of management, all such adjustments are of a normal and recurring nature. Certain amounts in the fiscal 2007 financial statements have been restated to conform to current year classifications.
(2) Restatement of Consolidated Financial Statements
As more fully described in our Annual Report on Form 10-K for the year ended December 31, 2007, in October 2007 the Company determined that there were errors in the method used to value store inventories. The correction of these errors resulted in a restatement of the Company’s financial statements for the periods including and prior to the six months ended June 30, 2007. Financial statement line items affected by this restatement include gross margin and provision for income taxes in the Consolidated Statements of Operations and inventory and current deferred taxes in the Consolidated Balance Sheets. There was no impact to operating cash flows from this restatement.
The effect of these restatements on previously reported consolidated balance sheets, statements of operations and statements of cash flows are included in Note 1 of our notes to consolidated financial statements included in our Annual Report on Form 10-K for the year-ended December 31, 2007.
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

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. It does not expand the use of fair value measurement. The Company adopted SFAS 157 for financial assets and liabilities on January 1, 2008. The adoption of SFAS 157 did not require material modification of the Company’s fair value measurements and will be substantially limited to expanded disclosures in the notes to our Consolidated Financial Statements relating to those notes that currently have components measured at fair value. In February 2008, the FASB deferred adoption of SFAS 157 for non-financial assets and liabilities, except for those that are recognized at fair value on a recurring basis (at least annually), until the fiscal year beginning after December 15, 2008.
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
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2008:

		Fair Value Measurements at June 30, 2008 Using
(In thousands)			Significant Other	Significant
	Total Carrying	Quoted Prices in	Observable	Unobservable
	Value at	Active Markets	Inputs	Inputs
	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
Cash Equivalents	$47,850	$47,850	$—	$—
Interest Rate Swaps (1)	(835)	—	(835)	—

(1)	Included in Deferred taxes and other liabilities in our Consolidated Balance Sheets.
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
In 2007, the Company took a stock-keeping unit (“SKU”) level physical inventory in all of its store locations at year end. These physical inventories were valued using a weighted average cost to determine the value of beginning inventory for 2008. Cost is determined at the time of receipt based on actual vendor invoices and includes the cost of purchasing, warehousing and transportation. Vendor allowances, which primarily represent volume discounts and cooperative advertising funds, are recorded as a reduction in the cost of merchandise inventories. For merchandise where the Company is the direct importer, ocean freight, duty and internal transfer costs are included as inventory costs.

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
The Company’s inventory valuation methodology also requires other management estimates and judgment, such as the net realizable value of merchandise designated for clearance or on overstock or slow-moving merchandise. The accuracy of these estimates can be impacted by many factors, some of which are outside of management’s control, including changes in economic conditions and consumer buying trends. The Company believes the process it uses results in an appropriate inventory value.
(6) Shareholders’ Equity
During the first six months of 2008, shareholders’ equity changed as follows:

				Accumulated
(In thousands, except share data)				Other
		Common	Retained	Comprehensive
	Shares	Stock	Earnings	(Loss)	Total
Balance, December 31, 2007	20,298,601	$122,921	$77,162	$(483)	$199,600
Net income (loss)	—	—	(6,032)	—	(6,032)
Unrealized loss, net of taxes of $4 (Note 7)	—	—	—	(26)	(26)

Total comprehensive income (loss)					$(6,058)
Stock-based compensation expense	—	814	—	—	814
Change in accounting principle (Note 5)	—	—	(1,196)	—	(1,196)

Balance, June 30, 2008	20,298,601	$123,735	$69,934	$(509)	$193,160

(7) Financing Agreement
The Company maintains two mortgage agreements with Wachovia Bank N.A. (“Wachovia”) on its corporate office and main distribution center which are collateralized by land, buildings and equipment. These mortgages had initial terms of 15 and seven years and have remaining terms of 12 and four years, respectively. As of June 30, 2008, there was $20.4 million outstanding under these mortgages of which $16.9 million is repayable over 12 years and $3.5 million is repayable over four years. Fixed monthly payments are $214,000. In November 2006, the Company effectively converted these mortgages from a variable rate to fixed interest rates of 5.77% on the 15-year mortgage and 5.72% on the seven-year mortgage through the use of an interest rate swap.
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

In January 2008, the Company amended these two mortgages and its line of credit and entered into a promissory note and loan modification agreement. Pursuant to the loan modification, Wachovia agreed to waive non-compliance with certain provisions of the loan documents relating to the Company’s failure to deliver financial statements and the Company’s Form 10-Q for the quarter ended September 30, 2007. The loan modification also amended the loan documents to (i) increase the interest rate for the two mortgages and borrowing under the line of credit from a LIBOR-based rate plus 65 basis points to a LIBOR-based rate plus 90 basis points, and (ii) require the Company to maintain a deposit account with the bank with a minimum balance of $500,000. These two provisions terminated on April 17, 2008.
Effective May 31, 2008, the Company and its subsidiaries entered into an Amended and Restated Loan Agreement, an Amended and Restated Promissory Note and an Amendment to Loan Documents (collectively, the “Amendments”) with Wachovia. Pursuant to the Amendments, the term of the line of credit was extended to May 30, 2009 and the aggregate amount of the line of credit was reduced from $35.0 million to $30.0 million. In addition, the limit for issuance of letters of credit under the line of credit was increased from $7.5 million to $12.5 million. Letters of credit in the total amount of $7.0 million have been issued under the line. As of June 30, 2008, there was no outstanding principal balance under the line.
(8) Impairment of Long-Lived Assets
Under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, long-lived assets should be tested for recoverability whenever events or changes in circumstances indicate that the carrying amounts of the asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the undiscounted cash flows expected from the use and eventual disposition of the asset. The impairment loss is calculated as the amount by which the carrying amount of the asset exceeds its fair market value. The Company uses a present value technique to estimate the fair market value of its long-lived assets.
During the second quarter of 2008, as a result of the completion of the real estate portfolio review discussed further in Note 9 Store Pre-Opening and Closing Costs, the Company recorded an impairment of $1.8 million against the fixed assets of certain stores which will remain in operation based on a review of the historical cash flow and projected future performance of these stores. This charge is included in selling, general and administrative expenses on the consolidated statements of operations.
(9) Store Pre-Opening and Closing Costs
Store pre-opening costs include training for new employees, costs to stock initial inventory and store occupancy costs incurred prior to the opening date.
Store closing costs are accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. Store closing costs include employee severance, inventory liquidation costs, lease termination payments and the net present value of future lease obligations less estimated sub-lease income.
In June 2008, the Company announced the results of a real estate portfolio review which began during the first quarter of the year. The intent of this review was to evaluate existing store performance and the prospects for new stores in order to identify underperforming locations and develop a strategy for locations that were no longer strategically or economically viable. As a result of this analysis, the Company announced that it will close between seven and 10 existing stores and reduce its planned store openings for 2008 from a previously announced 14 locations to between eight and 12. The Company has determined that these store closings have not met the criteria for discontinued operations, as set forth in SFAS 144, due to the fact that the Company anticipates the customers and related cash flows from those stores will migrate to other Company stores.

The Company expects the cost of these store closings and reduction in new store openings will be approximately $5.0 to $7.0 million, all of which is expected to be incurred in 2008.
In the second quarter of 2008, the Company incurred store closing costs of $726,000 which included a $381,000 reduction in estimated sub-lease income for a store that closed in 2006 and $120,000 in inventory liquidation costs for four stores that conducted going-out-of-business sales during the second quarter 2008 and closed in July 2008.
Prior to 2008, the Company included store closing costs as a component of selling, general and administrative expenses on the consolidated statements of operations. For the three and six month periods ended June 30, 2007, the Company has reclassified $57,000 from selling, general and administrative expenses to store pre-opening and closing expenses to make the presentations consistent.
(10) Income Taxes
On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). Effective with the adoption of FIN 48, the Company records interest as a component of interest expense and penalties as a component of income tax expense. As of December 31, 2007, the Company had $3.3 million of unrecognized tax benefits. In February 2008, the Company finalized an audit with the Internal Revenue Service that covered the 2004, 2005 and 2006 tax years. As a result of this settlement, reserves for uncertain tax positions totaling $2.0 million were reversed, of which $298,000 was recorded as a reduction in income tax expense in the first quarter of 2008.
The Company increased its reserve for uncertain tax positions by $670,000 in the first quarter of this year based on a change in a state tax position regarding calculation of income apportionment. Of this amount, $336,000 was recorded as interest expense and $334,000 was recorded as income tax expense.
In March 2008, the Company received permission from the Internal Revenue Service to change its method of accounting for inventory effective on its 2007 income tax return, which was filed in May. As a result of this change, the Company received a tax deduction of approximately $20.0 million and in June received a refund of approximately $7.0 million of previously paid federal income taxes.
The Company is subject to U.S. Federal income tax as well as income tax of multiple state jurisdictions. The Company has substantially concluded all material tax matters in jurisdictions where it files returns for years through 2003.
The Company’s effective tax rate for the first six months of 2008 was 33.9% as compared to 36.9% in the first six months of 2007. This decrease was primarily attributable to the effect of adjustments to the Company’s uncertain tax positions as described above, on our year to date pre-tax loss. The Company expects the effective rate for 2008 to be approximately 30%.

(11) Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

(In thousands, except per share data)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(as restated)		(as restated)

Net income (loss)	$(4,265)	$(559)	$(6,032)	$(214)

Weighted average shares:
Basic	20,299	20,229	20,299	20,207
Incremental shares from assumed exercise of stock options and stock appreciation rights	—	—	—	—

Diluted	20,299	20,229	20,299	20,207

Basic net income (loss) per share	$(0.21)	$(0.03)	$(0.30)	$(0.01)

Diluted net income (loss) per share	$(0.21)	$(0.03)	$(0.30)	$(0.01)

Stock options and stock appreciation rights excluded from calculation because exercise price was greater than average market price	1,070	367	1,017	367

Potentially dilutive shares excluded from the calculation as the result would be anti-dilutive	448	865	501	865

(12) Commitments and Contingencies
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Relating to Forward-looking Statements
The following discussion contains statements that are forward-looking within the meaning of applicable federal securities laws and are based on our current expectations and assumptions as of this date. We undertake no obligation to update or revise any forward-looking statement whether as the result of new developments or otherwise. These statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated. Factors that could cause actual results to differ from those anticipated include, but are not limited to, our ability to implement our business and operating initiatives to improve profitability, how well we manage our growth, customer demand and trends in the arts and crafts industry, inventory risks, the effect of economic conditions and gasoline prices, the impact of unfavorable weather conditions, the impact of competitors’ locations or pricing, difficulties with respect to new system technologies, difficulties in implementing measures to reduce costs and expenses and improve margins, supply constraints or difficulties, the effectiveness of and changes to advertising strategies, difficulties in determining the outcome and impact of litigation, the accuracy of and changes in assumptions for estimated costs for the settlement of lease liabilities and related costs and non-cash fixed asset impairment, timing in execution of our real estate strategy, the outcome of negotiations with landlords and other third parties in executing the real estate strategy, the impact of the threat of terrorist attacks and war, our ability to maintain an effective system of internal control over financial reporting, risks related to our recent restatement and other risks detailed in the Company’s Securities and Exchange Commission (“SEC”) filings. For additional information concerning factors that could cause actual results to differ materially from the information contained herein, reference is made to the information under Part II, “Item 1A. Risk Factors” as set forth below and in our Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC.
Overview
General
We are a specialty retailer of arts, crafts and floral merchandise for a wide range of customers. Our first store opened in Moorestown, New Jersey in 1985. As of June 30, 2008, we operated 139 stores in the Eastern United States from Maine to Florida. As of August 8, 2008, we operated 134 stores. Our stores typically range from 20,000 to 25,000 square feet. We also serve customers nationally through our e-commerce site, www.acmoore.com.
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
Our quarterly results of operations also may fluctuate based upon such factors as the length of holiday seasons, the date on which holidays fall, the number and timing of new store openings, closure of stores, the amount of store pre-opening expenses, the amount of net sales contributed by new and existing stores, the mix of products sold, the amount of sales returns, the timing and level of markdowns and other competitive factors.
In June 2008, the Company announced the results of a real estate portfolio review which began during the first quarter of the year. The intent of this review was to evaluate existing store performance and the prospects for new stores in order to identify underperforming locations and develop a strategy for locations that were no longer strategically or economically viable. As a result of this analysis, the Company announced that it will close between seven and 10 existing stores and reduce its planned store openings for 2008 from a previously announced 14 locations to between eight and 12. The Company closed four stores in July, one store in August, and intends to close two to five additional stores later this year. The Company expects the cost of these store closings and reduction in new store openings will be approximately $5.0 to $7.0 million, all of which is expected to be incurred in 2008.

As part of this real estate portfolio review, the Company also tested the recoverability of its store fixed assets under SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets”. As a result, during the second quarter the Company recorded a $1.8 million impairment charge against the fixed assets of certain stores still in operation.
For the three months ended June 30, 2008, comparable store sales decreased by 4.8%. Adjusting for the impact of the liquidation of four stores that closed in July, comparable stores would have decreased by 6.3%. The decline in comparable store sales was an expected result of the implementation of management’s primary business and operating initiatives that are discussed in more detail below. We believe that the Company had reached a point of diminishing returns for many of the costs being incurred to increase sales, which included advertising and store payroll. Previous changes made to our store staffing and advertising programs continued to have an adverse effect on comparable store sales.
Gross margin for the second quarter declined by 0.5%. The decrease was attributable to increased freight costs, the liquidation of inventory for the four stores that closed in the month of July and was partially offset by a combination of a shift in product mix, vendor cost leveraging and retail price adjustments. Removing the impact of the four stores that closed in July and the increase in freight costs, gross margin would have increased 0.1%. We are pursuing initiatives to offset rising freight costs, such as price elasticity reviews, retail price adjustments, vendor cost leveraging and freight alternatives. However, competitive pressure or weakness in the retail environment could result in additional downward pressure on comparable store sales or cause us to be more promotional than we currently expect, which would have a negative impact on margins.
While we may experience cannibalization of sales in our existing stores and an increased selling, general and administrative expense rate as we execute our real estate portfolio review strategy, we expect improvements in the execution of our operating initiatives that we believe will lessen the impact on comparable store sales in the second half of 2008.
Business and Operating Strategy
The year ended December 31, 2007, as well as the six months ended June 30, 2008, both involved substantial transition as our new management team focused on reviewing and adjusting various aspects of our business and operations to position us for improved performance. Management’s primary business and operating initiatives are discussed below.
Improve Store Profitability. We continue to strive to improve store profitability by reducing expenses through a focus on the following areas: store payroll, real estate portfolio strategy, advertising spending, centrally directed operations and our new store prototype.
•	Store payroll. We are in the second phase of a process reengineering project centered on store staffing, scheduling and standard operating procedures. We have developed processes that we believe will make us more efficient and provide us with the ability to redeploy labor to service and selling activities. We will further implement new processes in our receiving, stocking, ordering and recovery programs in all of our stores. Currently, we have implemented the project in a small group of model stores with full implementation to be completed by the end of September.

•	Real estate portfolio strategy. In June 2008, we completed a portfolio review of all current stores and future prospects to identify underperforming locations and assess closure of those stores that are no longer strategically or economically viable. As a result of this analysis, we closed four stores in July and expect to close between three and six additional stores in 2008. When entering new markets which we deem to be multi-store markets, we will attempt to do so with sufficient store density to leverage expenses such as advertising and supply chain replenishment. If strategically viable, we will also consider adding new stores and relocating existing stores in our current markets.

•	Advertising spending. In 2007, we utilized the services of a newspaper placement agency to negotiate our insertion rates and distribution costs. We implemented those recommendations by the end of the third quarter. We will continue this initiative in 2008 by analyzing our distribution methods to enhance productivity of the advertising vehicles.

•	Centrally directed operations and our store prototype. We believe that increasing the level of standardization in operations and centrally directed management practices will improve our operating efficiencies. This initiative includes standardizing the presentation in our stores, reengineering our store processes and implementing and refining our new store prototype which we refer to as our “Nevada” model. As of June 30, 2008, we opened 17 Nevada class stores. We believe the Nevada model will help us achieve efficiencies through increased ease of operation and reduced labor costs. While we believe the Nevada model is a desirable design, we are currently refining the design based on the results of this initial phase of implementation and expect to continue to do so in the future.
Increase Sales. We continue to strive toward increasing sales through better execution in customer service, an enhanced merchandise assortment, improved in-stock position and creative promotional strategies.
•	Customer service. We have conducted customer interviews designed to better understand our customers’ expectations and purchasing motivation, with the goal of developing stronger relationships with our customers. In the second quarter of 2008, we introduced a formal customer service program involving in-depth training of our associates. In 2009, we plan to introduce mystery shopping and the availability of online customer feedback submissions to our customer service support center.

•	Enhanced merchandise assortment. We continually seek to identify new and enhanced product lines and merchandise assortments that differentiate us from our competitors. We regularly review product adjacencies in order to improve our average customer ticket and the overall shopping experience.

•	Improved in-stock position. Maintaining a full in-stock position is critical to driving sales, as providing the components for a particular craft project is important to meeting customer demand. Our perpetual inventory implemented in January 2008 and other technology improvements will allow us to achieve better in-stock position through information about quantities available at the store level. We also regularly evaluate our supply chain operations to improve the process and timing within which product is ordered and delivered to our stores.

•	Promotional strategies. We believe the identification of promotional items that drive customer traffic and increased frequency of featuring these items will add to our customer base. We continually experiment with new marketing vehicles and pricing strategies, including in-store promotions and targeted marketing, to complement our regular circular insert program.

Increase Gross Margins. We are focused on increasing gross margins through implementation of category management of our merchandise, increasing both domestic and globally sourced private label products, and improving supply chain efficiencies.
•	Category management. We have implemented a category management process designed to optimize sales, expand gross margin and better control our inventory investment. Category management involves the use of a merchandise planning calendar that defines the timeline for each action required to achieve a store set date on plan-o-grams and seasonal programs. Examples of these processes are an open-to-buy program for review of purchases of seasonal and large buys and a comprehensive clearance program.

•	Domestic and globally sourced private label products. Beginning in the second half of 2007, we introduced in our stores private label products bearing the A.C. Moore name and logo. We expect the number of private label products to increase in the future. We believe the sale of private label products, both domestic and globally sourced, will result in gross margin improvement.

•	Supply chain efficiencies. We continue to make significant strides in our effort to further improve efficiency, accuracy, and safety in the supply chain organization. We recently implemented a performance management program in our main distribution center. Each job function was reviewed to improve the method of performance and maximize efficiencies. Quantifiable engineered standards were developed to measure building, area and individual associate performance. Through the first half of the year, this program has helped us improve labor efficiencies. In the second quarter, the Company implemented a compliance program focused on improving accuracy and safety in our distribution centers. This program has helped us to better service our stores and our customers while simultaneously reducing lost time accidents. In addition, with the assistance of an outside consultant, we have completed our logistics network strategy review. Based on this review and new inventory control initiatives, we believe that our existing distribution network is sufficient to support our business for the near term.
Improve Information Technology. We are committed to enhancing our information technology to increase operating efficiencies, improve merchandise selection and better serve our customers. Throughout 2007, we made infrastructure improvements, implemented a fully featured ecommerce site with over 50,000 SKUs, and captured physical inventories at the SKU-level. The SKU-level inventory enabled us to implement a perpetual inventory beginning in January 2008 which will be the precursor for additional merchandising systems, including automated replenishment. A project team consisting of outside consultants and A.C. Moore associates is working on the implementation of a packaged comprehensive retail merchandising system which will begin with merchandising management and reporting and a pilot of replenishment in 2008 followed by full replenishment and allocation in the second half of 2009. We do not anticipate that we will realize benefits from the automated replenishment system until 2010 due to a period of adjustment in operations following implementation.

Results of Operations
The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales and the number of stores open at the end of each such period:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(as restated)		(as restated)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	58.6	58.1	57.9	58.7

Gross margin	41.4	41.9	42.1	41.3
Selling, general and administrative expenses	45.6	42.4	44.8	41.3
Costs related to change in management	0.0	0.1	0.0	0.2
Store pre-opening and closing expenses	1.1	0.2	0.8	0.2

Income (loss) from operations	(5.2)	(0.9)	(3.5)	(0.3)
Interest expense (income), net	0.1	(0.2)	0.1	(0.2)

Income (loss) before income taxes	(5.3)	(0.7)	(3.6)	(0.1)
Provision for (benefit of) income taxes	(1.9)	(0.3)	(1.2)	(0.0)

Net income (loss)	(3.4)%	(0.4)%	(2.4)%	(0.1)%

Number of stores open at end of period	139	124
Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
Net Sales. Net sales increased $2.0 million, or 1.6%, to $126.4 million in the three months ended June 30, 2008 from $124.4 million in the comparable 2007 period. This increase is comprised of (i) an increase in net sales of $9.1 million from stores not included in the comparable store base and e-commerce sales, (ii) a comparable store sales decrease of $5.9 million, or 4.8%, and (iii) net sales of $1.2 million from stores closed since the comparable period last year. As previously stated, our focus on store profitability has negatively impacted comparable store sales. Specifically, the process of evaluating the reach, frequency and timing of our advertisements, and adjusting store inventory and payroll to align with sales volume had an impact on comparable store sales.
Merchandise categories that performed below the Company average on a comparable store basis included candles, floral accessories, seasonal, ribbon and jewelry. Categories that performed better than average included custom framing, cake and candy making, wood, yarn and ready made frames.
Gross Margin. Gross margin is net sales minus the cost of merchandise which includes purchasing and receiving costs, inbound freight, duties related to import purchases, internal transfer costs and warehousing costs. Gross margin as a percent of net sales was 41.4% for the three months ended June 30, 2008, and 41.9% for the three months ended June 30, 2007. This 0.5% reduction in gross margin is attributable to freight cost increases and the liquidation of four stores that were closed in July and was partially offset by ongoing price elasticity studies, more favorable vendor pricing and a higher initial mark-up on imported merchandise.
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

Selling, general and administrative expenses, as a percent of sales, increased 3.2% during the three months ended June 30, 2008 to 45.6% from 42.4% in the three months ended June 30, 2007. Costs related to store payroll represented 0.3%, the impairment of assets 1.5%. The majority of the balance of the increase was the result of deleveraging of store occupancy costs against a decline in store sales.
Costs Related to Change in Management. For the three months ended June 30, 2008 and 2007, we incurred costs of $0 and $145,000, respectively, related to severance costs for departing officers and employees as well as recruiting costs for new officers. There were no costs charged to this classification since the second quarter of 2007.
Store Pre-Opening and Closing Expenses. We expense store pre-opening expenses as they are incurred which includes lease costs prior to a store opening. Store closing costs include severance, inventory liquidation costs, loss on disposal of fixed assets, lease termination payments and the net present value of future rent obligations less estimated sub-lease income.
Pre-opening expenses for the three stores opened in the second quarter of 2008 and stores that will open later in the year totaled $602,000. In the second quarter of 2007, we incurred store pre-opening expenses related to the one store which opened in that quarter and lease costs of $177,000 related to stores opened later in 2007.
Store closing costs for the second quarter were $726,000 which included a $381,000 reduction in estimated sub-lease income for a store that closed in 2006 and $120,000 in inventory liquidation costs for four stores that were conducting going-out-of business sales during the second quarter which closed in July 2008.
Interest Income and Expense. In the second quarter of 2008, we had net interest expense of $65,000 compared with net interest income of $217,000 for the same period in 2007. This decrease is attributable to a lower cash position and lower interest rates throughout the quarter.
Income Taxes. The Company’s effective tax rate for the second quarter of 2008 was 36.2%, as compared to 36.9% for the three months ended June 30, 2007. This decrease was primarily attributable to the favorable effect of tax-free interest on lower pre-tax income. The Company expects the effective rate for 2008 to be approximately 30%.
Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
Net Sales. Net sales decreased $6.8 million, or 2.6%, to $253.0 million in the six months ended June 30, 2008 from $259.8 million in the comparable 2007 period. This decrease is comprised of (i) an increase in net sales of $17.3 million from stores not included in the comparable store base and e-commerce sales, (ii) a comparable store sales decrease of $21.4 million, or 8.4%, and (iii) net sales of $2.7 million from stores closed since the comparable period last year. As previously stated, our focus on store profitability has negatively impacted comparable store sales. Specifically, the process of evaluating the reach, frequency and timing of our advertisements, and adjusting store inventory and payroll to align with sales volume had an impact on comparable store sales.
Merchandise categories that performed below the Company average on a comparable store basis included candles, floral accessories, jewelry, yarn and seasonal. Categories which performed better than average included custom framing, cake and candy making, wood and ready made frames.
Gross Margin. Gross margin is net sales minus the cost of merchandise which includes purchasing and receiving costs, inbound freight, duties related to import purchases, internal transfer costs and warehousing costs. Gross margin as a percent of net sales was 42.1% for the six months ended June 30, 2008, and 41.3% for the six months ended June 30, 2007. This 0.8% improvement in gross margin is attributable to retail price adjustments as a result of ongoing price elasticity studies, more favorable vendor pricing and a higher initial mark-up on imported merchandise. Partially offsetting the improvement in gross margin were increases in freight costs and the liquidation of four stores which closed in July 2008.

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
Selling, general and administrative expenses, as a percent of sales, increased 3.5% in the six months ended June 30, 2008 to 44.8% from 41.3% in the six months ended June 30, 2007. Costs related to the inventory restatement represented 0.2%, costs related to store payroll represented 0.3%, and the impairment of assets represented 0.7%. The majority of the balance of the increase was the result of deleveraging of store occupancy costs against a decline in store sales.
Costs Related to Change in Management. For the six months ended June 30, 2008 and 2007, we incurred costs of $0 and $435,000, respectively, related to severance costs for departing officers and employees as well as recruiting costs for new officers. There were no costs charged to this classification since the second quarter 2007.
Store Pre-Opening and Closing Expenses. The Company expenses store pre-opening expenses as they are incurred which includes lease costs prior to a store opening. Store closing costs include severance, inventory liquidation costs, loss on disposal of fixed assets, lease termination payments and the net present value of future rent obligations less estimated sub-lease income.
Pre-opening expenses for the seven stores opened during the first six months of 2008 and stores that will open later in the year totaled $1.2 million. In the first half of 2007, we incurred store pre-opening expenses related to the two stores which opened during the first six months of 2007 and lease costs related to stores opened later in 2007 of $491,000.
Store closing costs for the first six months were $726,000 which included a $381,000 reduction in estimated sub-lease income for a store that closed in 2006 and $120,000 in inventory liquidation costs for four stores that conducted going-out-of business sales during the second quarter.
Interest Income and Expense. In the first six months of 2008, the Company had net interest expense of $371,000 compared with net interest income of $450,000 for the same period in 2007. This decrease is attributable to the interest component of the increase in our reserve for uncertain tax positions, a lower cash position and lower interest rates throughout the year.
Income Taxes. The Company’s effective tax rate for the first six months of 2008 was 33.9%, as compared to 36.9% for the six months ended June 30, 2007. This decrease was primarily attributable to the effect of adjustments made in the first quarter to our reserve for uncertain tax positions on our year to date pre-tax loss. The Company expects the effective rate for 2008 to be approximately 30%.
Change in Accounting Method. Effective January 1, 2008, we changed our method of accounting for store inventories from the retail inventory method to the weighted average cost method. See Note 3 “Change in Accounting Method” in the Notes to Consolidated Financial Statements. As a result, we reduced the value of its beginning inventory by $2.0 million and recorded a corresponding adjustment, net of tax, as a reduction to retained earnings.

Liquidity and Capital Resources
The Company’s cash is used primarily for working capital to support our inventory requirements and fixtures and equipment, pre-opening expenses and beginning inventory for new stores. In recent years, we have financed our operations and new store openings primarily with cash from operations. In 2004, we borrowed $30.0 million under two mortgage agreements we have with Wachovia Bank N.A. (“Wachovia”) to finance our new distribution center and corporate offices.
At June 30, 2008 and December 31, 2007, our working capital was $137.8 million and $145.0 million, respectively. Cash used in operations was $9.7 million for the six months ended June 30, 2008. This is principally the result of a $19.2 million increase in the net investment (inventory less accounts payable) in seasonal and new store inventory partially offset by a $7.0 million refund of federal income taxes which is included in a $9.4 million reduction of prepaid expenses and other current assets. For the six months ended June 30, 2007, cash used in operations was $14.2 million.
Net cash used in investing activities during the six months ended June 30, 2008 was $8.6 million, all of which related to capital expenditures. In 2008, we expect to invest approximately $18.0 million in capital projects, which includes $7.2 million for new store openings and the remainder for relocating existing stores, upgrading systems in existing stores, upgrading warehouse equipment and corporate systems development. For the six months ended June 30, 2007, we invested $7.4 million all of which related to capital expenditures.
We maintain two mortgage agreements with Wachovia related to our main distribution center and corporate offices. These mortgages are secured by land, building, and equipment. As of June 30, 2008, $20.4 million was outstanding under these mortgages, of which $16.9 million is repayable over 12 years and $3.5 million is repayable over four years. Fixed monthly payments totaling $214,000 started in October 2004. In November 2006, through the use of an interest rate swap, we effectively converted these mortgages from variable interest rates to fixed interest rates of 5.77% on the 15-year mortgage and 5.72% on the seven-year mortgage.
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
In January 2008, we amended the two mortgages and our $35.0 million line of credit and entered into a promissory note and loan modification agreement. Pursuant to the loan modification, Wachovia has agreed to waive non-compliance with certain provisions of the loan documents relating to the Company’s failure to deliver financial statements and our Form 10-Q for the quarter ended September 30, 2007. The loan modification also amended the loan documents to (i) increase the interest rate for the two mortgages and borrowings under the line of credit from a LIBOR-based rate plus 65 basis points to a LIBOR-based rate plus 90 basis points, and (ii) require the Company to maintain a deposit account with a minimum balance of $500,000 with Wachovia. These two provisions terminated on April 17, 2008.

Effective May 31, 2008, the Company and its subsidiaries entered into with Wachovia an Amended and Restated Loan Agreement, an Amended and Restated Promissory Note and an Amendment to Loan Documents (collectively, the “Amendments”). Pursuant to the Amendments, the term of the line of credit was extended to May 30, 2009 and the aggregate amount of the line of credit was reduced from $35.0 million to $30.0 million. In addition, the limit for issuance of letters of credit under the line of credit was increased from $7.5 million to $12.5 million. Letters of credit in the total amount of $7.0 million have been issued under this line. As of June 30, 2008, there was no outstanding principal balance under the line.
In February 2008, we finalized an audit with the Internal Revenue Service that covered the 2004, 2005 and 2006 tax years and resulted in a payment of tax and interest totaling $2.1 million.
In March 2008, the Company received permission from the Internal Revenue Service to change its method of accounting for inventory, effective on it’s 2007 income tax return which was filed in May. As a result of this change, the Company received a tax deduction of approximately $20.0 million and in June received a refund of approximately $7.0 million of previously paid federal income taxes.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We invest cash balances in excess of operating requirements primarily in money market mutual funds. The fair value of our cash and equivalents at June 30, 2008 approximated carrying value. A hypothetical decrease in interest rates of 10% compared to the rates in effect at June 30, 2008 would reduce our interest income by $94,000 annually.
We had no borrowings outstanding under our line of credit at June 30, 2008. The interest rates on our mortgages fluctuate with market rates and therefore the value of these financial instruments will not be impacted by a change in interest rates. In November 2006, we entered into an interest rate swap that had the effect of converting our variable mortgages to fixed rates. As a result, a 10% increase or decrease in interest rates would have no impact on our interest expense as the increase/decrease in interest paid on our mortgages would be offset by a corresponding decrease/increase in the interest received from our swap. A 10% decrease in interest rates would cause the fair market value of the swap to decrease by approximately $218,000.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and procedures that are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
We carried out an evaluation, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2008. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2008 as a result of a material weakness in the accuracy and valuation of the accounting for and disclosure of inventory and the related cost of goods sold accounts. Specifically, controls over the formulas used to calculate the cost complement used to value the Company’s store inventories under the retail inventory method and the estimates used to determine the timing of recognition of internal transfer costs on imported merchandise were not effective.
Plan for Remediation of Material Weakness
Effective January 1, 2008, the Company changed its method of accounting for store inventories from the retail inventory method to the weighted average cost method. Management believes that changing to the weighted average cost method will remediate the identified control deficiency related to the formulas used to calculate the retail inventory method cost complement as these formulas will no longer be used.
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

Changes in Internal Control Over Financial Reporting
As described above, there were changes in our internal control over financial reporting, as described in Exchange Act Rule 13a-15(f), during the second quarter of 2008 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.
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
Changes in our real estate strategy may not result in improved profitability.
In June 2008, we announced results of our real estate portfolio review. As a result of this review, and in light of the macro-environment for retailing, we determined to exit certain markets where we cannot achieve operating efficiencies and reduce new store openings planned for 2008. The estimated costs and charges associated with these actions may vary materially based on various factors, including but not limited to, timing in execution, the outcome of negotiations with landlords and other third parties and changes in management’s assumptions and projections. As a result of these events and circumstances, delays and unexpected costs may occur, which could result in our not realizing any or all of the anticipated benefits of this strategy. There is no assurance that changes in our real estate strategy will lead to improved operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not Applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
We held our Annual Meeting of Shareholders on June 19, 2008. At the meeting, shareholders voted on the following:
1.	to elect two Class C directors to hold office for a term of three years and until each of their respective successors is duly elected and qualified; and

2.	to ratify the appointment of PricewaterhouseCoopers LLP as A.C. Moore’s independent registered public accounting firm for the year ending December 31, 2008.
The results of the voting were as follows:

				Withhold
	For	Against	Abstain	Authority	Broker Non-Votes

Election of Rick A. Lepley	18,058,464	n/a	n/a	1,566,409	n/a

Election of Lori J. Schafer	18,404,969	n/a	n/a	1,219,904	n/a

Ratification of PricewaterhouseCoopers LLP	19,551,217	70,732	2,924	n/a	2,924
The term of office for each of the following directors continued after the meeting: Joseph F. Coradino, Michael J. Joyce, Neil A. McLachlan and Thomas S. Rittenhouse.
ITEM 5. OTHER INFORMATION
On August 6, 2008, the Company and Joseph A. Jeffries entered into the First Amendment to Mr. Jeffries’ employment letter dated November 28, 2007 (the “amendment”). Pursuant to the amendment, Mr. Jeffries’ title was changed from Executive Vice President of Operations to Executive Vice President and Chief Operating Officer. In addition, the amendment provides for an automatic one-year term from the date of a change of control (as defined in the amendment), during which Mr. Jeffries is guaranteed a base salary equal to 12 times his highest monthly base salary during the 12-months preceding the change of control, as well as an annual cash bonus at least equal to the amount received for the last full calendar year. If A.C. Moore terminates his employment other than for cause, death or disability or Mr. Jeffries terminates for good reason, Mr. Jeffries is entitled to receive a lump sum cash payment equal to the aggregate of base salary through the date of termination, pro rata bonus and twelve months of base salary. Mr. Jeffries will also receive insurance benefits during this period. For termination due to death or disability, he or his estate will receive a cash lump sum payment equal to the aggregate of his base salary through the date of death or disability and his pro rata bonus. If A.C. Moore terminates for cause or Mr. Jeffries terminates without good reason following a change of control, he is entitled to base salary through the date of termination. The amendment provides that Mr. Jeffries’s options, stock appreciation rights and restricted stock vest immediately upon a change of control. If Mr. Jeffries’s employment is terminated without cause following a change in control, he will have until the earlier of the original option or stock appreciation right term or 18 months after the termination date to exercise the options or stock appreciation rights.

ITEM 6. EXHIBITS

10.1	Amended and Restated Loan Agreement, dated as of May 31, 2008, between the Company and Wachovia Bank, National Association (“Wachovia”).

10.2	Amendment to Loan Documents, dated as of May 31, 2008, between the Company and Wachovia.

10.3	Amended and Restated Promissory Note, dated as of May 31, 2008, between the Company and Wachovia.

10.4	First Amendment, dated August 6, 2008, to Employment Letter dated November 28, 2007, between the Company and Joseph A. Jeffries.

31.1	Certification pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”).

31.2	Certification pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A.C. MOORE ARTS & CRAFTS, INC.
Date: August 11, 2008	By:	/s/ Rick A. Lepley
Rick A. Lepley
President and Chief Executive Officer (duly authorized officer and principal executive officer)

Date: August 11, 2008	By:	/s/ Michael G. Zawoysky
Michael G. Zawoysky
Acting Chief Financial Officer (duly authorized officer and principal financial officer)

Exhibit Index

Exhibit No.	Description

10.1	Amended and Restated Loan Agreement, dated as of May 31, 2008, between the Company and Wachovia Bank, National Association (“Wachovia”).

10.2	Amendment to Loan Documents, dated as of May 31, 2008, between the Company and Wachovia.

10.3	Amended and Restated Promissory Note, dated as of May 31, 2008, between the Company and Wachovia.

10.4	First Amendment, dated August 6, 2008, to Employment Letter dated November 28, 2007, between the Company and Joseph A. Jeffries.

31.1	Certification pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”).

31.2	Certification pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.