Form 10-Q
period 2008-09-30
A.C. Moore Arts & Crafts, Inc.
filed 2008-11-10
CIK 1042809

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Outstanding at November 6, 2008

Common Stock, no par value	20,300,801

A.C. MOORE ARTS & CRAFTS, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)
(unaudited)

	September 30,	December 31,	September 30,
	2008	2007	2007

ASSETS
Current assets:
Cash and cash equivalents	$46,756	$65,195	$43,133
Inventories	142,004	128,391	142,042
Prepaid expenses and other current assets	4,428	11,940	6,622
Prepaid and receivable income taxes	1,958	7,411	6,973
Deferred tax assets	2,521	7,533	5,655

	197,667	220,470	204,425

Non-current assets:
Property and equipment, net	98,510	99,328	97,894
Other assets	2,544	2,092	2,213

	$298,721	$321,890	$304,532

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,571	$2,571	$2,571
Short-term borrowing	10,000	—	—
Trade accounts payable	42,346	48,780	41,392
Accrued payroll and payroll taxes	2,104	2,980	3,013
Accrued expenses	14,246	17,753	16,151
Accrued lease liability	1,357	1,440	1,413
Other current liabilities	—	1,909	87

	72,624	75,433	64,627

Non-current liabilities:
Long-term debt	17,143	19,071	19,714
Deferred tax liability and other	3,742	8,719	6,196
Accrued lease liability	19,087	19,067	19,254

	39,972	46,857	45,164

	112,596	122,290	109,791

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; none issued	—	—	—

Common stock, no par value, 40,000,000 shares authorized; shares issued and outstanding 20,299,801; 20,298,601; and 20,298,601 September 30, 2008, December 31, 2007 and September 30, 2007, respectively	124,291	122,921	122,355

Accumulated other comprehensive income (loss)	(562)	(483)	(126)

Retained earnings	62,396	77,162	72,512

	186,125	199,600	194,741

	$298,721	$321,890	$304,532

See accompanying notes to financial statements.

A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net sales	$116,661	$122,608	$369,635	$382,427
Cost of sales (including buying and distribution costs)	66,228	69,929	212,728	222,358

Gross margin	50,433	52,679	156,907	160,069
Selling, general and administrative expenses	53,390	52,832	166,657	160,085
Costs related to change in management	—	—	—	435
Store pre-opening and closing expenses	1,328	962	3,284	1,453

Income (loss) from operations	(4,285)	(1,115)	(13,034)	(1,904)
Interest expense	382	351	1,397	1,062
Interest (income)	(224)	(430)	(868)	(1,591)

Income (loss) before income taxes	(4,443)	(1,036)	(13,563)	(1,375)
Provision for (benefit of) income taxes	3,096	(382)	8	(507)

Net income (loss)	$(7,539)	$(654)	$(13,571)	$(868)

Basic net income (loss) per share	$(0.37)	$(0.03)	$(0.67)	$(0.04)

Diluted net income (loss) per share	$(0.37)	$(0.03)	$(0.67)	$(0.04)
See accompanying notes to financial statements.

A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(13,570)	$(868)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,808	10,413
Stock-based compensation expense	1,365	2,083
Loss on impairment of fixed assets	1,850	—
Provision for (benefit of) deferred income taxes, net	774	4,565
Changes in assets and liabilities:
Inventories	(15,627)	(19,592)
Prepaid expenses and other current assets	12,965	(5,942)
Accounts payable	(6,434)	(7,311)
Accrued payroll and payroll taxes and accrued expenses	(4,383)	(1,183)
Accrued lease liability	(63)	412
Other current liabilities	(1,909)	(1,847)
Other assets	(452)	(803)

Net cash (used in) operating activities	(13,676)	(20,073)

Cash flows from investing activities:
Capital expenditures	(12,840)	(13,039)

Cash flows (used in) investing activities	(12,840)	(13,039)

Cash flows from financing activities:
Exercise of stock options	5	1,626
Tax benefit of stock options	—	428
Short-term borrowings	10,000	—
Repayment of long-term debt	(1,928)	(1,929)

Net cash provided by (used in) financing activities	8,077	125

Net (decrease) in cash and cash equivalents	(18,439)	(32,987)

Cash and cash equivalents at beginning of period	65,195	76,120

Cash and cash equivalents at end of period	$46,756	$43,133

See accompanying notes to financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Basis of Presentation
The consolidated financial statements included herein include the accounts of A.C. Moore Arts & Crafts, Inc. and its wholly owned subsidiaries. The Company is a specialty retailer of arts, crafts and floral merchandise for a wide range of customers. As of November 10, 2008, the Company operated a chain of 136 stores. The stores are located in the Eastern United States from Maine to Florida. The Company also serves customers nationally via its e-commerce site, www.acmoore.com.
The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported period and related disclosures. Significant estimates made as of and for the three and nine month periods ended September 30, 2008 and 2007 include provisions for shrinkage, capitalized buying, warehousing and distribution costs related to inventory, markdowns of merchandise inventories, asset impairments and deferred tax valuation allowances. Actual results could differ materially from those estimates.
These financial statements have been prepared by management without audit and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007. Due to the seasonality of the Company’s business, the results for the interim periods are not necessarily indicative of the results for the year. The Company has included its balance sheet as of September 30, 2007 to assist in viewing the Company on a full-year basis. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair statement of the interim financial statements. In the opinion of management, all such adjustments are of a normal and recurring nature. Certain amounts in the fiscal 2007 financial statements have been restated to conform to current year classifications.
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
According to the guidance of SFAS 154, “Accounting Changes and Error Corrections,” when it is impracticable to determine the periods to which the effects of a change in accounting principle apply, the effect of the change will be applied to the balances of assets and liabilities as of the beginning of the earliest period that retrospective application is practicable and that a corresponding adjustment be made to retained earnings. Prior to December 31, 2007, the Company did not take its store physical inventories at the SKU level and as such was not able to value its inventory using weighted average cost for prior periods. Accordingly, as of January 1, 2008, the Company reduced the value of its beginning inventory by $2.0 million and recorded a corresponding adjustment, net of tax of $804,000, as a reduction to retained earnings.
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
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2008:

		Fair Value Measurements at September 30, 2008 Using
			Significant Other	Significant
	Total Carrying	Quoted Prices in	Observable	Unobservable
	Value at	Active Markets	Inputs	Inputs
(In thousands)	September 30, 2008	(Level 1)	(Level 2)	(Level 3)

Cash Equivalents	$42,725	$42,725	$—	$—

Interest Rate Swaps (1)	(922)	—	(922)	—

(1)	Included in Deferred taxes and other liabilities in our Consolidated Balance Sheets.
Cash Equivalents are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. Interest rate swaps are measured at fair value using quoted market prices for the swap interest rate indexes over the term of the swap discounted to present value versus the fixed rate of the contract. They are classified within Level 2 of the valuation hierarchy.
(5) Revenue Recognition
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
During the third quarter of 2008, the Company began testing a customer loyalty program in a limited number of stores. This program allows members to earn points for purchases of merchandise at the participating locations. When members have earned a specified number of points they are entitled to receive a certificate that may be redeemed on future purchases. The value of points earned is included in accrued expenses and recorded as a reduction of revenue at the time the points are earned.

(6) Inventories
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
As of December 31, 2007, inventory in the Company’s stores was valued under the retail inventory method. Under this method, store inventories are valued at their current retail selling price multiplied by a cost complement to arrive at an inventory value at cost. The cost complement is a ratio of merchandise available-for-sale at cost to merchandise available-for-sale at its original selling price.
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

(7) Shareholders’ Equity
During the nine months ended September 30, 2008, shareholders’ equity changed as follows:

				Accumulated
				Other
		Common	Retained	Comprehensive
(In thousands, except share data)	Shares	Stock	Earnings	(Loss)	Total
Balance, December 31, 2007	20,298,601	$122,921	$77,162	$(483)	$199,600
Net income (loss)	—	—	(13,571)	—	(13,571)
Unrealized loss, net of taxes of $38 (Note 8)	—	—	—	(79)	(79)

Total comprehensive income (loss)					$(13,650)
Exercise of stock options	1,200	5	—	—	5
Tax benefit from exercise of stock options	—	—	—	—	—
Stock-based compensation expense	—	1,365	—	—	1,365
Change in accounting principle (Note 3)	—	—	(1,195)	—	(1,195)

Balance, September 30, 2008	20,299,801	$124,291	$62,396	$(562)	$186,125

(8) Financing Agreement
The Company maintains two mortgage agreements with Wachovia Bank N.A. (“Wachovia”) on its corporate office and main distribution center which are collateralized by land, buildings and equipment. These mortgages had initial terms of 15 and seven years and have remaining terms of 12 and four years, respectively. As of September 30, 2008, there was $19.7 million outstanding under these mortgages of which $16.5 million is repayable over 12 years and $3.2 million is repayable over four years. Fixed monthly payments are $214,000. In November 2006, the Company entered into an interest rate swap agreement on these two mortgages. The Company pays a fixed interest rate of 5.77% on the 15-year mortgage and 5.72% on the seven-year mortgage and receives a variable rate equal to LIBOR plus .65%.
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
Effective May 31, 2008, the Company and its subsidiaries entered into an Amended and Restated Loan Agreement, an Amended and Restated Promissory Note and an Amendment to Loan Documents (collectively, the “Amended Loan Agreements”) with Wachovia. Pursuant to these agreements, the term of the line of credit was extended to May 30, 2009 and the aggregate amount of the line of credit was reduced from $35.0 million to $30.0 million. In addition, the limit for issuance of letters of credit under the line of credit was increased from $7.5 million to $12.5 million.

Effective September 18, 2008, the Company amended these agreements to modify the definition of net income as used to calculate certain loan covenants. Pursuant to this amendment, net income was modified to exclude (i) the provisions of FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets,” in an amount not to exceed $2.0 million, and (ii) the provisions of FAS 146, "Accounting for Costs Associated with Exit or Disposal Activities” in an amount not to exceed $7.0 million.
The Amended Loan Agreements contain several financial covenants which are calculated on a rolling four quarters basis. The Company determined that it was in violation of the debt service coverage ratio financial covenant under the Amended Loan Agreements for the four quarters ended September 30, 2008. This violation was primarily the result of the increase in the net loss from recording a valuation allowance against deferred tax assets as more fully described in Note 11, Income Taxes. On November 6, 2008 pursuant to a Promissory Note and Loan Modification Agreement (“Modification Agreement”), Wachovia granted a waiver of the covenant violation as of September 30, 2008 in exchange for which the Company agreed to pay a $50,000 waiver/amendment fee. In addition, the Modification Agreement provides effective as of November 1, 2008 the interest rate on borrowings increases to LIBOR plus 2.75% and effective for the quarter ended December 31, 2008 that the Company will be subject to an unused fee of 0.5% for all amounts not borrowed under the line of credit. As of September 30, 2008 there were $6.9 million in letters of credit and $10 million of borrowings outstanding under the line of credit. Based on current projections the Company has concluded that it is not probable that the Company will fail to satisfy future covenants.
(9) Impairment of Long-Lived Assets
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
During the second quarter of 2008, as a result of the completion of the real estate portfolio review discussed further in Note 10, Store Pre-Opening and Closing Costs, the Company recorded an impairment charge of $1.8 million against the fixed assets of certain stores which will remain in operation based on a review of the historical cash flow and projected future performance of these stores. This charge is included in Selling, general and administrative expenses on the Consolidated Statements of Operations.
(10) Store Pre-Opening and Closing Costs
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
In June 2008, the Company announced the results of a real estate portfolio review which began during the first quarter of the year. The intent of this review was to evaluate existing store performance and the prospects for new stores in order to identify underperforming locations and develop a strategy for locations that were no longer strategically or economically viable. As a result of this analysis, the Company announced that it expected to close between seven and 10 existing stores and reduce its planned store openings for 2008 from a previously announced 14 locations to between eight and 12. The cost associated with these store closings and reduction in new store openings was expected to be between $5.0 and $7.0 million, all of which were expected to be incurred in 2008. The Company has determined that these store closings have not met the criteria for discontinued operations, as set forth in SFAS 144, due to the fact that the Company anticipates the customers and related cash flows from those stores will migrate to other Company stores.

Through the end of the third quarter, the Company has closed five stores and expects to close an additional four stores in the fourth quarter. Year to date, store closing costs total $1.7 million which includes $471,000 in fixed asset write-offs, $220,000 in inventory liquidation costs, $178,000 in payroll related costs and a $381,000 reduction in estimated sub-lease income for a store that closed in 2006. The Company continues to expect that the costs associated with these store closings will be in the range of $5.0 to $7.0 million.
Prior to 2008, the Company included store closing costs as a component of Selling, general and administrative expenses on the Consolidated Statements of Operations. For the three and nine month periods ended September 30, 2007, the Company reclassified $64,000 from Selling, general and administrative expenses to Store pre-opening and closing expenses to make the reporting consistent.
(11) Income Taxes
The Company accounts for income taxes in accordance with SFAS 109, “Accounting for Income Taxes.” Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amount recognized for income tax purposes measured by applying currently enacted tax rates. SFAS 109 requires that deferred tax assets be reduced by valuation allowances if, based on consideration of all available evidence, it is more likely than not that some portion of a net deferred tax asset will not be realized. The Company evaluates its deferred income taxes quarterly to determine if a valuation allowance is required. During fiscal 2008, the Company generated a cumulative three-year loss. Based on this, and other available evidence, management concluded that a valuation allowance should be recorded against its net deferred tax asset. During the third quarter of 2008, the Company recorded a valuation allowance of $4.7 million. Considering our net deferred tax asset valuation allowance and discrete tax items, we do not expect to incur significant income tax expense or benefit in the current fiscal year.
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
In March 2008, the Company received permission from the Internal Revenue Service to change its method of accounting for inventory effective on its 2007 income tax return, which was filed in May. As a result of this change, the Company received a tax deduction of approximately $20.0 million and in June 2008, received a refund of approximately $7.0 million of previously paid federal income taxes.
The Company is subject to U.S. Federal income tax as well as income tax of multiple state jurisdictions. The Company has substantially concluded all material tax matters in jurisdictions where it files returns for years through 2003.

(12) Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2008	2007	2008	2007

Net income (loss)	$(7,539)	$(654)	$(13,571)	$(868)

Weighted average shares:
Basic	20,299,501	20,275,000	20,298,961	20,230,000
Incremental shares from assumed exercise of stock options and stock appreciation rights	—	—	—	—

Diluted	20,299,501	20,275,000	20,298,961	20,230,000

Basic net income (loss) per share	$(0.37)	$(0.03)	$(0.67)	$(0.04)

Diluted net income (loss) per share	$(0.37)	$(0.03)	$(0.67)	$(0.04)

Stock options and stock appreciation rights excluded from calculation because exercise price was greater than average market price	1,070	367	1,017	367

Potentially dilutive shares excluded from the calculation as the result would be anti-dilutive	448	865	501	865

(13) Commitments and Contingencies
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
Overview
General
We are a specialty retailer of arts, crafts and floral merchandise for a wide range of customers. Our first store opened in Moorestown, New Jersey in 1985. As of September 30, 2008, we operated 135 stores in the Eastern United States from Maine to Florida. As of November 10, 2008, we operated 136 stores. Our stores typically range from 20,000 to 25,000 square feet. We also serve customers nationally through our e-commerce site, www.acmoore.com.
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
In June 2008, the Company announced the results of a real estate portfolio review which began during the first quarter of the year. The intent of this review was to evaluate existing store performance and the prospects for new stores in order to identify underperforming locations and develop a strategy for locations that were no longer strategically or economically viable. As a result of this analysis, the Company announced that it will close between seven and 10 existing stores and reduce its planned store openings for 2008 from a previously announced 14 locations to between eight and 12. The Company closed four stores in July, one store in August, and intends to close four additional stores later this year. The Company continues to expect the cost of these store closings and reduction in new store openings will be approximately $5.0 to $7.0 million.

As part of this real estate portfolio review, the Company also tested the recoverability of its store fixed assets under SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets”. As a result, during the second quarter, the Company recorded a $1.8 million impairment charge against the fixed assets of certain stores still in operation.
Long-lived asset groups are tested for recoverability when changes in circumstances indicate the carrying value may not be recoverable. Events that trigger a test for recoverability include material adverse changes in projected revenues and expenses, significant underperformance relative to historical or projected future operating results, and significant negative industry or economic trends. Management currently believes that none of these circumstances have occurred since it completed its real estate review during the second quarter of this year, however, a continuing slowdown in the United States economy could lead to reduced consumer demand for our products and have an adverse effect on store profitability which may increase the likelihood of the need for additional asset impairments in the future.
For the three months ended September 30, 2008, comparable store sales decreased 9.4%, while gross margin improved by 0.2%. Adjusting for the impact of the liquidation of four stores that we are in the process of closing during the fourth quarter, comparable stores would have decreased by 9.8% and gross margins would have increased by 0.2%. The decline in comparable store sales was due to the expected result of our real estate portfolio strategy of building store density in an existing sales market and the softness in the macroeconomic and retail environment.
While we may experience cannibalization of sales in our existing stores and an increased selling, general and administrative expense rate as we execute our real estate portfolio strategy, we expect improvements in the execution of our operating initiatives which may lessen the impact on comparable store sales for the remaining portion of 2008.
Business and Operating Strategy
The year ended December 31, 2007, as well as the nine months ended September 30, 2008, both involved substantial transition as our management team focused on reviewing and adjusting various aspects of our business and operations to position us for improved performance. Management’s primary business and operating initiatives are discussed below.
Improve Store Profitability. We continue to strive to improve store profitability by reducing expenses through a focus on the following areas: store payroll, real estate portfolio strategy, advertising spend, supply chain optimization, centrally directed operations and our new store prototype.
•	Store payroll. We have completed the second phase of a process reengineering project centered on store staffing, scheduling and standard operating procedures. We have implemented new processes that we believe are making us more efficient and provide us with the ability to redeploy labor to service and selling activities. These new processes are focused in our receiving, stocking, ordering, and recovery programs in all of our stores.
•	Real estate portfolio strategy. In June 2008, we completed a portfolio review of all current stores and future prospects to identify underperforming locations and assess closure of those stores that are no longer strategically or economically viable. As a result of this analysis, we closed four stores in July one store in August and expect to close four additional stores in the fourth quarter. When entering new markets which we deem to be multi-store markets, we will attempt to do so with sufficient store density to leverage expenses such as advertising and supply chain replenishment. If strategically viable, we will also consider adding new stores and relocating existing stores in our current markets.

•	Advertising spend. Our advertising is primarily distributed via newspaper. We regularly analyze our distribution methods to enhance productivity of our advertising spend. In 2008, we began supplementing our newspaper advertising program with a combination of in store and targeted marketing programs.
•	Centrally directed operations and our store prototype. We believe that increasing the level of standardization in operations and centrally directed management practices will improve our operating efficiencies. This initiative includes standardizing the presentation in our stores, reengineering our store processes and implementing and refining our new store prototype which we refer to as our “Nevada” model. As of September 30, 2008, we operated 17 Nevada class stores. We believe the Nevada model will help us achieve efficiencies through increased ease of operation and reduced labor costs. While we believe the Nevada model is a desirable design, we are currently refining the design based on the results of this initial phase of implementation and expect to continue to do so in the future.
•	Supply chain optimization. Early in the third quarter, we began utilizing diversified logistical resources to deliver product to our stores in a more cost effective manner. In addition to the savings programs implemented this year, we have identified additional opportunities to reduce transportation expense beginning in 2009. We believe that these savings, in conjunction with our efforts to improve distribution center operations, will enable us to continue to reduce our supply chain operating costs in 2009.
Increase Sales. We continue to strive toward increasing sales through better execution in customer service, an enhanced merchandise assortment, improved in-stock position and creative promotional strategies.
•	Customer service. We continue our consumer research initiatives designed to better understand our customers’ expectations and purchasing motivation, with the goal of developing stronger relationships with our customers. We have successfully implemented our formal customer service program involving in-depth training of our associates and store management teams.
•	Enhanced merchandise assortment. We continually seek to identify new and enhanced product lines and merchandise assortments that differentiate us from our competitors. We regularly review product adjacencies in order to improve our average customer ticket and the overall shopping experience.
•	Improved in-stock position. Maintaining a full in-stock position is critical to driving sales, as providing the components for a particular craft project is important to meeting customer demand. Our perpetual inventory implemented in January 2008 and other technology improvements has allowed us to achieve better in-stock position through information about quantities available at the store level. We also regularly evaluate our supply chain operations to improve the process and timing within which product is ordered and delivered to our stores.

•	Promotional strategies. In the current macroeconomic and retail environment, we continue to refine our marketing vehicles and pricing strategies. We believe identifying and featuring key promotional items, combined with a blend of in store promotions, and targeted marketing efforts to complement our regular newspaper insert program will drive customer traffic.
•	A.C. Moore Rewards Program. During the third quarter, we launched our A.C. Moore Rewards program in a select group of pilot stores. Although still in the pilot stage, initial customer response to the program has been positive. We will continue to monitor our pilot results as we believe this initiative will support our strategic efforts at differentiating ourselves from our competition while providing our customers with more reasons to shop in our stores. Once we are satisfied with our pilot results, we will begin implementation of the program to the remainder of the chain.
Increase Gross Margins. We are focused on increasing gross margins through implementation of category management of our merchandise, increasing both domestic and globally sourced private label products, and improving supply chain efficiencies. However, continued softness in the macroeconomic and retail environment could cause us to be more promotional than we currently expect, which would have a negative impact on margins.
•	Category management. We have completed the second full quarter of utilizing our new category management process. The category management process leverages merchandise assortment planning tools, the use of a merchandising planning calendar, and an open-to-buy process focused on sales and inventory productivity.
•	Domestic and globally sourced private label products. Beginning in the second half of 2007, we introduced in our stores private label products bearing the A.C. Moore name and logo. We continue to explore new opportunities involving private label /globally sourced product. We believe the sale of private label products, both domestic and globally sourced, will result in gross margin improvement.
•	Supply chain efficiencies. We continue to make significant strides in our effort to further improve efficiency, accuracy, and safety in the supply chain organization. The performance management program, which was implemented earlier this year in our distribution center, continues to help us improve labor efficiencies. Our newly formed compliance team has helped us improve picking and shipping accuracy while reducing workers compensation claims. Our recently implemented, and continuously improving, inventory control initiatives have helped us reduce inventory in our warehouses which we believe will help ensure that our existing distribution space will continue to support our business in the near-term.
Improve Information Technology. We are committed to enhancing our information technology to increase operating efficiencies, improve merchandise selection and better serve our customers. Throughout 2007, we made infrastructure improvements, implemented a fully featured e-commerce site with over 50,000 SKUs, and captured physical inventories at the SKU-level. The SKU-level inventory enabled us to implement a perpetual inventory beginning in January 2008 which will be the precursor for additional merchandising systems, including automated replenishment. A project team consisting of outside consultants and A.C. Moore associates is working on the implementation of a packaged comprehensive retail merchandising system which will begin with merchandising management and reporting and a pilot of replenishment in the fourth quarter of 2008, followed by full replenishment and allocation in the second half of 2009. We do not anticipate that we will realize benefits from the automated replenishment system until 2010, due to a period of adjustment in operations following implementation.

Results of Operations
The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales and the number of stores open at the end of each such period:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	56.8	57.0	57.6	58.1

Gross margin	43.2	43.0	42.4	41.9
Selling, general and administrative expenses	45.8	43.1	45.1	41.9
Costs related to change in management	0.0	0.0	0.0	0.1
Store pre-opening and closing expenses	1.1	0.8	0.9	0.4

Income (loss) from operations	(3.7)	(0.9)	(3.5)	(0.5)
Interest expense (income), net	0.1	(0.1)	0.1	(0.1)

Income (loss) before income taxes	(3.8)	(0.8)	(3.7)	(0.4)
Provision for (benefit of) income taxes	2.7	(0.3)	0.0	(0.1)

Net income (loss)	(6.5)%	(0.5)%	(3.7)%	(0.2)%

Number of stores open at end of period	135	127
Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
Net Sales. Net sales decreased $5.9 million, or 4.9%, to $116.7 million in the three months ended September 30, 2008 from $122.6 million in the comparable 2007 period. This decrease is comprised of (i) comparable store sales decrease of $11.1 million or 9.4%, (ii) net sales of $2.8 million for stores closed since the comparable period last year, and (iii) an increase in net sales of $8.0 million from stores not included in the comparable store base and e-commerce sales. As previously stated, the decline in comparable store sales was due to the expected result of our real estate strategy of building store density in an existing sales market and the softness in the macroeconomic and retail environment.
Merchandise categories that performed below the Company average on a comparable store basis included scrapbooking, floral, seasonal, wood, and jewelry. Categories that performed better than average included custom framing, cake and candy making, ready made frames, kid’s crafts, stitchery and yarn.
Gross Margin. Gross margin is net sales minus the cost of merchandise which includes purchasing and receiving costs, inbound freight, duties related to import purchases, internal transfer costs and warehousing costs. Gross margin as a percent of net sales was 43.2% for the three months ended September 30, 2008, and 43.0% for the three months ended September 30, 2007. This 0.2% improvement in gross margin is attributable to ongoing price elasticity studies, more favorable vendor pricing and a higher initial mark-up on imported merchandise and was partially offset by freight cost increases and the liquidation of four stores that will be closing in the fourth quarter.

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
Selling, general and administrative expenses, as a percent of sales, increased 2.7% during the three months ended September 30, 2008 to 45.8% from 43.1% in the three months ended September 30, 2007. Favorable reductions in advertising expenditures totaling 1.0% of sales were more than offset by the deleveraging of store payroll and occupancy costs against a decline in store sales.
Store Pre-Opening and Closing Expenses. We expense store pre-opening expenses as they are incurred which includes lease costs prior to a store opening. Store closing costs include severance, inventory liquidation costs, loss on disposal of fixed assets, lease termination payments and the net present value of future rent obligations less estimated sub-lease income.
Pre-opening expenses for the one store opened in the third quarter of 2008 and the store that will open in October of 2008 totaled $314,000. In the third quarter of 2007, we incurred store pre-opening expenses related to the three stores which opened in that quarter and lease costs of $962,000 related to stores opened later in 2007.
Store closing costs for the third quarter were $1.0 million which included $471,000 in fixed asset write-offs, $220,000 in inventory liquidation costs and $178,000 in payroll related costs. These costs include the five stores we closed in the third quarter as well as inventory liquidation costs for conducting going-out-of business sales during the third quarter for four additional stores that will close in the fourth quarter of 2008.
Interest Income and Expense. In the third quarter of 2008, we had net interest expense of $158,000 compared with net interest income of $79,000 for the same period in 2007. This decrease is attributable to a lower average cash position and lower interest rates throughout the quarter.
Income Taxes. In the third quarter of fiscal 2008, we recorded income tax expense of $3.1 million. This includes a tax benefit of $1.6 million on the third quarter pretax loss of $4.4 million offset by a $4.7 million valuation allowance recorded against the Company’s net deferred tax asset. Considering our net deferred tax asset valuation allowance and discrete items, we do not expect to incur significant income tax expense or benefit in the current fiscal year.
Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
Net Sales. Net sales decreased $12.8 million, or 3.3%, to $369.6 million in the nine months ended September 30, 2008 from $382.4 million in the comparable 2007 period. This decrease is comprised of (i) a comparable store sales decrease of $32.6 million, or 8.7%, (ii) net sales of $5.5 million from stores closed since the comparable period last year and (iii) an increase in net sales of $25.3 million from stores not included in the comparable store base and e-commerce sales. The decline in our nine month comparable store sales was the result of our focus on store profitability, our real estate portfolio strategy and the softness in the macroeconomic and retail environment.
Merchandise categories that performed below the Company average on a comparable store basis included candles, floral accessories, scrapbooking and seasonal. Categories which performed better than average included custom framing, cake and candy making, clothing and ready made frames.

Gross Margin. Gross margin is net sales minus the cost of merchandise which includes purchasing and receiving costs, inbound freight, duties related to import purchases, internal transfer costs and warehousing costs. Gross margin as a percent of net sales was 42.4% for the nine months ended September 30, 2008, and 41.9% for the nine months ended September 30, 2007. This 0.5% improvement in gross margin is attributable to retail price adjustments as a result of ongoing price elasticity studies, more favorable vendor pricing and a higher initial mark-up on imported merchandise. Partially offsetting the improvement in gross margin were increases in freight costs and the liquidation of nine stores which are either closed or will close before the end of 2008.
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
Selling, general and administrative expenses, as a percent of sales, increased 3.2% in the nine months ended September 30, 2008 to 45.1% from 41.9% in the nine months ended September 30, 2007. Costs related to the inventory restatement represented 0.2%, and the impairment of assets represented 0.5%. The majority of the balance of the increase was the result of deleveraging of store payroll and occupancy costs against a decline in store sales.
Costs Related to Change in Management. For the nine months ended September 30, 2008 and 2007, the Company incurred costs of $0 and $435,000, respectively, related to severance costs for departing officers and employees as well as recruiting costs for new officers. There were no costs charged to this classification since the second quarter 2007.
Store Pre-Opening and Closing Expenses. The Company expenses store pre-opening expenses as they are incurred which includes lease costs prior to a store opening. Store closing costs include severance, inventory liquidation costs, loss on disposal of fixed assets, lease termination payments and the net present value of future rent obligations less estimated sub-lease income.
Pre-opening expenses for the eight stores opened during the first nine months of 2008 and stores that will open later in the year totaled $1.5 million. In the first nine months of 2007, we incurred store pre-opening expenses related to the five stores which opened during the first nine months of 2007 and lease costs related to stores opened later in 2007 of $1.5 million.
Store closing costs for the first nine months were $1.7 million which includes $471,000 in fixed asset write-offs, $220,000 in inventory liquidation costs and $178,000 in payroll related costs for the five stores that closed during the third quarter and four stores that will close in the fourth quarter and a $381,000 reduction in estimated sub-lease income for a store that closed in 2006.
Interest Income and Expense. In the first nine months of 2008, the Company had net interest expense of $529,000 compared with net interest income of $529,000 for the same period in 2007. This decrease is attributable to the interest component of the increase in our reserve for uncertain tax positions, a lower cash position and lower interest rates throughout the year.
Income Taxes. In the first nine months of fiscal 2008, we recorded an income tax expense of $8,000. This includes a tax benefit of $5.2 million on our nine month pretax loss of $13.6 million offset by a $4.7 million valuation allowance recorded against the Company’s net deferred tax asset and discrete items of $500,000, primarily related to the settlement of state income tax audits. Considering our net deferred tax asset valuation allowance and discrete items, we do not expect to incur significant income tax expense or benefit in the current fiscal year.

Change in Accounting Method. Effective January 1, 2008, we changed our method of accounting for store inventories from the retail inventory method to the weighted average cost method. See Note 3 “Change in Accounting Method” in the Notes to Consolidated Financial Statements. As a result, we reduced the value of our beginning inventory by $2.0 million and recorded a corresponding adjustment, net of tax, as a reduction to retained earnings.
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
At September 30, 2008 and December 31, 2007, our working capital was $125.0 million and $145.0 million, respectively. Cash used in operations was $13.7 million for the nine months ended September 30, 2008. This is principally the result of a $22.1 million increase in the net investment in (inventory less accounts payable) in seasonal and new store inventory partially offset by a $7.0 million refund of federal income taxes which is included as a component of the $6.4 million reduction of prepaid expenses and other current assets. For the nine months ended September 30, 2007, cash used in operations was $20.1 million which was primarily the result of a $26.9 million increase in the net investment in inventory.
Net cash used in investing activities during the nine months ended September 30, 2008 was $12.8 million, all of which related to capital expenditures. In 2008, we expect to invest approximately $17.0 million in capital projects, which includes $7.2 million for new store openings and the remainder for relocating existing stores, upgrading systems in existing stores, upgrading warehouse equipment and corporate systems development. For the nine months ended September 30, 2007, we invested $13.0 million all of which related to capital expenditures.
During the third quarter of 2008, the Company made a decision to borrow $10.0 million under its line of credit. Although the Company had a strong cash position at the time, management felt that it was prudent to increase its cash on hand given the current economic environment and tightness of the credit markets.
The Company maintains two mortgage agreements with Wachovia Bank N.A. (“Wachovia”) on its corporate office and main distribution center which are collateralized by land, buildings and equipment. These mortgages had initial terms of 15 and seven years and have remaining terms of 12 and four years, respectively. As of September 30, 2008, there was $19.7 million outstanding under these mortgages of which $16.5 million is repayable over 12 years and $3.2 million is repayable over four years. Fixed monthly payments are $214,000. In November 2006, the Company entered into an interest rate swap agreement on these two mortgages. The Company pays a fixed interest rate of 5.77% on the 15-year mortgage and 5.72% on the seven-year mortgage and receives a variable rate equal to LIBOR plus .65%.
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
Effective May 31, 2008, the Company and its subsidiaries entered into an Amended and Restated Loan Agreement, an Amended and Restated Promissory Note and an Amendment to Loan Documents (collectively, the “Amended Loan Agreements”) with Wachovia. Pursuant to these agreements, the term of the line of credit was extended to May 30, 2009 and the aggregate amount of the line of credit was reduced from $35.0 million to $30.0 million. In addition, the limit for issuance of letters of credit under the line of credit was increased from $7.5 million to $12.5 million.
Effective September 18, 2008, the Company amended these agreements to modify the definition of net income as used to calculate certain loan covenants. Pursuant to this amendment, net income was modified to exclude (i) the provisions of FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets,” in an amount not to exceed $2.0 million, and (ii) the provisions of FAS 146, "Accounting for Costs Associated with Exit or Disposal Activities” in an amount not to exceed $7.0 million.
The Amended Loan Agreements contain several financial covenants which are calculated on a rolling four quarters basis. The Company determined that it was in violation of the debt service coverage ratio financial covenant under the Amended Loan Agreements for the four quarters ended September 30, 2008. This violation was primarily the result of the increase in the net loss from recording a valuation allowance against deferred tax assets as more fully described in Note 11, Income Taxes. On November 6, 2008 pursuant to a Promissory Note and Loan Modification Agreement (“Modification Agreement”), Wachovia granted a waiver of the covenant violation as of September 30, 2008 in exchange for which the Company agreed to pay a $50,000 waiver/amendment fee. In addition, the Modification Agreement provides effective as of November 1, 2008 the interest rate on borrowings increases to LIBOR plus 2.75% and effective for the quarter ended December 31, 2008 that the Company will be subject to an unused fee of 0.5% for all amounts not borrowed under the line of credit. As of September 30, 2008 there were $6.9 million in letters of credit and $10 million of borrowings outstanding under the line of credit. Based on current projections the Company has concluded that it is not probable that the Company will fail to satisfy future covenants.
In February 2008, we finalized an audit with the Internal Revenue Service that covered the 2004, 2005 and 2006 tax years and resulted in a payment of tax and interest totaling $2.1 million.
In March 2008, the Company received permission from the Internal Revenue Service to change its method of accounting for inventory, effective on it’s 2007 income tax return which was filed in May. As a result of this change, the Company received a tax deduction of approximately $20.0 million and in June received a refund of approximately $7.0 million of previously paid federal income taxes. The Company has approximately $2.0 million of available federal net operating loss carrybacks and expects to receive a refund of those taxes when it files its 2008 federal income tax return sometime during the first half of 2009.

The Company plans to manage its liquidity during the next 12 months through a combination of initiatives that include an intense focus on controlling costs, a significant reduction in projected capital expenditures, use of our recently implemented perpetual inventory and replenishment systems to reduce average store inventories, exploring alternative methods of financing and maintain strong vendor relationships to ensure continued availability of trade financing.
Subject to successful execution, we believe that the aforementioned initiatives, coupled with the Company’s current cash position will be sufficient to finance our working capital, debt service and capital expenditure requirements for at least the next 12 months.
Critical Accounting Estimates
Except as described below, our accounting policies are fully described in Note 2 of our notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from those estimates. Management makes adjustments to its assumptions and judgments when facts and circumstances dictate. The amounts currently estimated by us are subject to change if different assumptions as to the outcome of future events were made. We evaluate our estimates and judgments on an ongoing basis and predicate those estimates and judgments on historical experience and on various other factors that management believes to be reasonable under the circumstances. Management believes the following critical accounting estimates encompass the more significant judgments and estimates used in preparation of our consolidated financial statements:
•	merchandise inventories;
•	impairment of long-lived assets;
•	reserve for store closures;
•	stock-based compensation under SFAS No. 123(R);
•	income taxes and accounting for uncertain tax positions under FIN 48;
•	legal contingencies;
•	future debt covenants compliance; and
•	other estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We invest cash balances in excess of operating requirements primarily in money market mutual funds. The fair value of our cash and equivalents at September 30, 2008 approximated carrying value. A hypothetical decrease in interest rates of 10% compared to the rates in effect at September 30, 2008 would reduce our interest income by $208,000 annually.
We had $10.0 million of borrowings outstanding under our line of credit at September 30, 2008. The interest rate on our line of credit and mortgages fluctuate with market rates and therefore the value of these financial instruments will not be impacted by a change in interest rates. A hypothetical decrease in interest rates of 10% compared to the rates in effect at September 30, 2008 would reduce the interest expense on the borrowings under our line of credit by $40,000 annually.
In November 2006, the Company entered into an interest rate swap agreement on these two mortgages. The Company pays a fixed interest rate of 5.77% on the 15-year mortgage and 5.72% on the seven-year mortgage and receives a variable rate equal to LIBOR plus .65%. As a result, a 10% increase or decrease in interest rates would have no impact on our interest expense as the increase/decrease in interest paid on our mortgages would be offset by a corresponding decrease/increase in the interest received from our swap. A 10% decrease in interest rates would cause the fair market value of the swap to decrease by approximately $313,000.
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
We carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2008 as a result of a material weakness in the accuracy and valuation of the accounting for and disclosure of inventory and the related cost of goods sold accounts. Specifically, controls over the formulas used to calculate the cost complement used to value the Company’s store inventories under the retail inventory method and the estimates used to determine the timing of recognition of internal transfer costs on imported merchandise were not effective.
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

Changes in Internal Control Over Financial Reporting
As described above, there were changes in our internal control over financial reporting, as described in Exchange Act Rule 13a-15(f), during the third quarter of 2008 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.
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
Not Applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not Applicable.

ITEM 5. OTHER INFORMATION
Effective May 31, 2008, the Company and its subsidiaries entered into an Amended and Restated Loan Agreement, an Amended and Restated Promissory Note and an Amendment to Loan Documents (collectively, the “Amended Loan Agreements”) with Wachovia Bank , N.A.. Pursuant to these agreements, the term of the line of credit ends on May 30, 2009, the aggregate amount of the line of credit is $30.0 million and the limit for issuance of letters of credit under the line of credit is $12.5 million.
Effective September 18, 2008, the Company amended these agreements to modify the definition of net income as used to calculate certain loan covenants. Pursuant to this amendment, net income was modified to exclude (i) the provisions of FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets,” in an amount not to exceed $2.0 million, and (ii) the provisions of FAS 146, "Accounting for Costs Associated with Exit or Disposal Activities” in an amount not to exceed $7.0 million.
The Amended Loan Agreements contain several financial covenants which are calculated on a rolling four quarters basis. The Company determined that it was in violation of the debt service coverage ratio financial covenant under the Amended Loan Agreements for the four quarters ended September 30, 2008. This violation was primarily the result of the increase in the net loss from recording a valuation allowance against deferred tax assets as more fully described in Note 11, Income Taxes. On November 6, 2008 pursuant to a Promissory Note and Loan Modification Agreement (“Modification Agreement”), Wachovia granted a waiver of the covenant violation as of September 30, 2008 calculation in exchange for which the Company agreed to pay a $50,000 waiver/amendment fee. In addition, the Modification Agreement provides effective as of November 1, 2008 the interest rate on borrowings increases to LIBOR plus 2.75% and effective for the quarter ended December 31, 2008 that the Company will be subject to an unused fee of 0.5% for all amounts not borrowed under the line of credit. As of September 30, 2008 there were $6.9 million in letters of credit and $10 million of borrowings outstanding under the line of credit. Based on current projections the Company has concluded that it is not probable that the Company will fail to satisfy future covenants.
ITEM 6. EXHIBITS

10.1	Promissory Note and Loan Modification, dated as of September 18, 2008, between the Company and Wachovia Bank, National Association.

10.2	Amendment and Restatement, dated as of September 24, 2008, of Employment Letter, dated as of March 21, 2007, between the Company and Michael G. Zawoysky.

31.1	Certification pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”).

31.2	Certification pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A.C. MOORE ARTS & CRAFTS, INC.
Date: November 10, 2008	By:	/s/ Rick A. Lepley
Rick A. Lepley
President and Chief Executive Officer (duly authorized officer and principal executive officer)

Date: November 10, 2008	By:	/s/ Michael G. Zawoysky
Michael G. Zawoysky
Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

Exhibit Index

Exhibit No.	Description

10.1	Promissory Note and Loan Modification, dated as of September 18, 2008, between the Company and Wachovia Bank, National Association.

10.2	Amendment and Restatement, dated as of September 24, 2008, of Employment Letter, dated as of March 21, 2007, between the Company and Michael G. Zawoysky.

31.1	Certification pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”).

31.2	Certification pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.