Form 10-K
period 2009-01-03
A.C. Moore Arts & Crafts, Inc.
filed 2009-03-13
CIK 1042809

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2009
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of June 30, 2008, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $112,524,430 based on $7.05, the closing price per share of the registrant’s common stock on such date, as reported on the NASDAQ Stock Market. (1)
The number of shares of the registrant’s common stock outstanding as of March 2, 2009 was 20,647,160.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the 2009 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K; provided, however, that the Audit Committee Report and any other information in the proxy statement that is not required to be included in this Annual Report on Form 10-K shall not be deemed to be incorporated herein by reference.

(1)	The aggregate market value of the voting stock equals the number of shares of the registrant’s common stock outstanding, reduced by the number of shares of common stock held by executive officers, directors and shareholders owning in excess of 10 percent of the registrant’s common stock, multiplied by the last reported sale price for the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from this figure is an affiliate of the registrant or that any person whose holdings are included in this figure is not an affiliate of the registrant and any such admission is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

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
PART I
ITEM 1. BUSINESS.
General
We are a specialty retailer of arts, crafts and floral merchandise for a wide range of customers. Our first store opened in Moorestown, New Jersey in 1985. As of January 3, 2009, we operated 132 stores in the Eastern United States from Maine to Florida. Our stores typically range from 20,000 to 25,000 square feet. In fiscal 2008, for stores open for the full calendar year, our average net sales per square foot was $177 and our average net sales per store was $4.0 million. We also serve customers nationally through our e-commerce site, www.acmoore.com.
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
Our assortment of merchandise consists of more than 60,000 stock-keeping units (“SKUs”), with approximately 40,000 SKUs offered at each store at any one time. As of January 3, 2009, we offered custom framing in 120 stores. In-store events and programs for children and adults provide hands-on arts and crafts experience and encourage the creativity of our customers.

We were organized as a Pennsylvania corporation in 1997 by exchanging 4,300,000 shares of our common stock for all of the capital stock of our operating subsidiary which was organized in 1984.
On December 19, 2008, our Board of Directors approved a change in the Company’s fiscal year end, moving it from December 31 to a 52 or 53 week fiscal year ending on the Saturday before or after December 31 of each year. The change was effective beginning with the Company’s 2008 fiscal year (“fiscal 2008”), which ended on Saturday, January 3, 2009. “Fiscal 2007” and “fiscal 2006” ended on December 31, 2007 and December 31, 2006. Fiscal 2009 refers to the period from January 4, 2009 through January 2, 2010.
Industry Overview and Competition
In its 2008 Attitude & Usage Study, the Craft and Hobby Association (“CHA”) found that industry size was approximately $27.2 billion, a 14 percent decrease from 2007. The CHA study reported that 56 percent of U.S. households, or approximately 62 million households, participated in crafts in the past year, with the average annual spending per crafting household totaling $432, down from $505 in 2007. One-third of all crafters shop for their projects at least once per month. According to the CHA study, annual household spending on crafts and related items declined across all categories, with general crafts and painting finishing crafts experiencing the greatest declines. Despite the industry-wide decline, the CHA study reported that there are strong categories within the craft industry which are experiencing sales growth when compared to 2007, with floral arranging wreath-making and needlecrafts experiencing the largest increases.
We believe our customers are primarily women aged 35 and older. The CHA study reports that the core craft customer, who represents 62 percent of the crafting population, considers themselves to be intermediate in terms of their crafting expertise and seeks quality and selection when choosing a store. The more experienced crafter, while only 16 percent of the crafting population, spends disproportionately more on their hobby. There is a continual influx of new crafters, who represent 22 percent of the crafting population.
The market in which we compete is highly fragmented, containing multi-store arts and crafts retailers, mass merchandisers, small local specialty retailers, mail order vendors, e-commerce craft retailers and a variety of other retailers. We believe we are one of four retailers in the United States which are dedicated to serving the arts and crafts market and have annual sales in excess of $100 million. We compete with many retailers and classify our principal competition within the following three categories:
•	Multi-store arts and crafts retailers. This category includes several multi-store arts and crafts chains operating more than 35 stores and comprises: Michaels Stores, Inc., a chain which operates approximately 1,000 Michaels stores throughout the United States and Canada; Jo-Ann Stores, Inc., which operates approximately 555 traditional Jo-Ann Fabrics and Crafts stores and 210 Jo-Ann superstores nationwide in addition to sales on its e-commerce site; and Hobby Lobby Stores, Inc., a chain which operates approximately 355 stores primarily in the Midwest United States.

•	Mass merchandisers. This category includes Wal-Mart Stores, Inc., Target Corporation and other mass merchandisers. These retailers typically dedicate a relatively small portion of their selling space to a limited assortment of arts and crafts supplies and floral merchandise, as well as seasonal merchandise and home décor.

•	Small, local specialty retailers. This category includes thousands of local independent arts and crafts retailers. Typically, these are single store operations managed by the owner. The stores generally offer a limited selection and have limited resources for advertising, purchasing and distribution. Many of these stores have established a loyal customer base within a given community and compete based on customer service.

We believe that the principal competitive factors of our business are assortment, convenience, service and pricing. We believe that we are well positioned to compete on each of these factors.
Business and Operating Strategy
Fiscal 2008 involved substantial transition as our management team focused on reviewing and adjusting various aspects of our business and operations to position us for improved performance. Management’s primary business and operating initiatives are discussed below.
Improve Store Profitability. We continue to strive to improve store profitability by reducing selling, general and administrative expenses through a focus on the following areas: real estate portfolio strategy, advertising spending, centrally directed operations and our new store prototype, and store structure.
•	Real estate portfolio strategy. In June 2008, and during the year-end closing process, management completed a portfolio review of all current stores and future prospects to identify underperforming locations and assess closure of those stores that are no longer strategically or economically viable. As a result of our analysis, we closed four stores in July, one store in August, one store in November and three stores in December. When entering new markets which we deem to be multi-store markets, we will attempt to do so with sufficient store density to leverage expenses such as advertising and supply chain replenishment. If strategically viable, we will also consider adding new stores and relocating existing stores in our existing markets.

•	Advertising spending. In fiscal 2008, we utilized the services of a newspaper placement agency to negotiate our insertion rates and distribution costs. We implemented those recommendations by the end of the first quarter of fiscal 2008. We will continue this initiative in fiscal 2009 by analyzing our distribution methods to further enhance productivity of our advertising vehicles. In fiscal 2008, we began supplementing our newspaper advertising program with a combination of in-store and targeted marketing programs.

•	Centrally directed operations and our new store prototype. We believe that increasing the level of standardization in operations and centrally directed management practices will improve our operating efficiencies. This initiative includes standardizing the presentation in our stores, reengineering our store processes and implementing and refining our new store prototype which we refer to as our “Nevada” model. As of January 3, 2009, we operated 18 Nevada class stores. We believe the Nevada model will help us achieve efficiencies through increased ease of operation and reduced labor costs. While we believe the Nevada model is a desirable design, we are currently refining the design based on the results of this initial phase of implementation and expect to continue to do so in the future.

•	Store Structure. In fiscal 2008, we fully optimized our store payroll model. To improve our execution at store level, we implemented a new field structure as well, which added District Managers who report to Regional Directors. This new structure allows our management team to have a reduced scope of store count, which increases their number of visits to each store, yielding improved levels of customer service, more efficient merchandising and better executed operational programs.

Increase Sales. We continue to strive toward increasing sales through better execution in customer service, an enhanced merchandise assortment, improved in-stock position and creative promotional strategies.
•	Customer service. We continue our consumer research initiatives designed to better understand our customers’ expectations and purchasing motivation, with the goal of developing stronger relationships with our customers. We have successfully implemented our formal customer service program which involves in-depth training of our store associates and store management teams.

•	Enhanced merchandise assortment. We continually seek to identify new and enhanced product lines and merchandise assortments that differentiate us from our competitors. We regularly review product adjacencies in order to improve our average sales ticket per customer and enhance the overall shopping experience.

•	Improved in-stock position. Maintaining a full in-stock position is critical to driving sales, as providing all of the components for a particular craft project is essential to meeting customer demand. Our perpetual inventory system, implemented in January 2008, as well as other technological improvements, have allowed us to achieve better in-stock positions as well as information about quantities available at the store level. We also regularly evaluate our supply chain operations to improve the process and timing within which product is ordered and delivered to our stores.

•	Promotional strategies. Especially in light of the current macroeconomic and retail environment, we continue to refine our advertising vehicles and pricing strategies. We believe identifying and featuring key promotional items, combined with a blend of in-store promotions, and targeted marketing efforts to complement our regular newspaper insert program will drive customer traffic.

•	A.C. Moore Rewards program. During the third quarter of fiscal 2008, we launched our A.C. Moore Rewards program in a select group of pilot stores. For the first time, we now have access to business intelligence related to who our customers are, what they purchase, and how often they visit our stores. Although still in the pilot stage, initial customer response to the program has been positive. We will continue to monitor our pilot results as we believe this initiative will support our strategic efforts at differentiating ourselves from our competition while providing our customers with more reasons to shop in our stores.
Increase Gross Margin. We are focused on maintaining and increasing gross margin through implementation of category management of our merchandise, both domestic and globally sourced private label products, and improving supply chain optimization. However, continued softness in the macroeconomic and retail environment could cause us to be more promotional than we currently expect, which would have a negative impact on margin.
•	Category management. During fiscal 2008, we completed the implementation of both category management structure and process. The category management process leverages merchandise assortment planning tools, the use of a merchandising planning calendar, and an open-to-buy process focused on sales and inventory productivity. We are committed to reducing our exposure in seasonal goods by controlling buys and utilizing new planning processes which will in turn reduce our markdown liability.

•	Domestic and globally sourced private label products. In fiscal 2008, we continued to refine our sourcing and private label strategies, adopting a more balanced approach. We continue to explore new opportunities involving private label products. We believe the sale of private label products, both domestic and globally sourced, will result in gross margin improvement.

•	Supply chain optimization. In fiscal 2008, we increased our focus on improving in-stock levels, reducing inventory levels, increasing merchandise turns and improving distribution efficiencies. Based on the success of these initiatives, in December 2008, we discontinued our lease on our second distribution center in Blackwood, New Jersey. The lease was previously scheduled to expire on January 31, 2009. We believe that our current distribution center will continue to support our needs in the near-term. We continue to make significant strides in our efforts to further improve service levels, efficiency, accuracy and safety in the supply chain organization. The performance management program, which was implemented in early fiscal 2008 in our distribution center, continues to help us improve labor efficiencies. Our compliance team has helped us improve picking and shipping accuracy while reducing workers compensation claims. Effective January 1, 2009, we outsourced our store delivery operation to allow us to intensify our focus on our core business while improving service levels and reducing delivery costs.

Improve Information Technology. Our commitment to enhancing our information technology to increase operating efficiencies, improve merchandise selection and better serve our customers continued throughout fiscal 2008. We made infrastructure improvements including an enhanced store telecommunication network that reduced our store communications cost by approximately 50 percent and implementation of a packaged comprehensive retail merchandising system which provides us with better control of our inventory. In addition, we began piloting and are now implementing an automated replenishment system in a phased-in approach with full roll out and benefits anticipated by the third quarter of 2010. We also enhanced our e-commerce site with single-page checkout and the addition of a robust search engine.
See below under “— Store Design and Operations,” “— Store Expansion,” “— Distribution” and “— Information Technology” for more information on initiatives relating to our store prototype, real estate site location strategy, supply chain efficiencies and information technology.
Merchandising
Our merchandising strategy is to offer a broad assortment of arts, crafts and floral merchandise and to provide our customers with the components necessary for their crafting projects on a regular basis. Providing the components for a particular craft project is critical to meeting customer needs. Our assortment of merchandise consists of more than 60,000 SKUs, with approximately 40,000 SKUs offered at each store at any one time. We also offer more than 50,000 SKUs online for purchase via our e-commerce site at www.acmoore.com.
The following table includes a general list of merchandise categories, with the percentage of our total net sales for fiscal 2008 and fiscal 2007:

	Fiscal
	2008	2007
Art and scrapbooking	29.4%	28.9%
Traditional crafts	27.7	26.0
Floral and floral accessories	9.9	10.9
Fashion crafts	9.6	9.4
Home décor and frames	17.8	18.0
Seasonal items	5.6	6.8

Total	100.0%	100.0%

A.C. Moore stores regularly feature seasonal merchandise that complements our merchandising strategy. We offer seasonal merchandise for several holiday periods, including Valentine’s Day, St. Patrick’s Day, Easter, Mother’s Day, Father’s Day, Halloween, Thanksgiving, Christmas and the Winter holidays. We also offer merchandise of interest during particular seasons, including, for example, back to school items. By far the greatest portion of our seasonal merchandise is sold during the Winter holiday season. This includes merchandise in our seasonal department as well as seasonal products sold in other merchandise categories. Winter holiday merchandise is given floor and shelf space in our stores beginning in late summer. The Winter holiday season is longer for our stores than for many traditional retailers because of the project-oriented nature of crafts and gift-making ideas.

For a discussion relating to the seasonality of our business, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quarterly Results and Seasonality.”
Purchasing
Our merchandising staff oversees all of our purchasing. Buyers regularly attend trade and consumer shows to monitor industry trends and to obtain new craft ideas. In fiscal 2008, we purchased inventory from more than 500 vendors worldwide. One of the key criteria for the selection of vendors is their responsiveness to our delivery requirements and timing needs. In fiscal 2008, using total retail dollar value:
•	The largest 25 vendors accounted for approximately 56 percent of our purchases;

•	The largest domestic vendor, SBAR’S, Inc., a distributor of arts and crafts merchandise, accounted for approximately 18 percent of our purchases; and

•	Approximately 13 percent of our purchases, primarily floral and seasonal items, were directly imported from foreign manufacturers or their agents, almost exclusively from China. All of our overseas purchases are denominated in U.S. dollars.
In-store merchandisers are responsible for daily reordering of merchandise for their respective departments. In fiscal 2008, using total retail dollar value, approximately 98 percent of our merchandise orders were placed through our electronic data interchange (“EDI”) system. Using total number of merchandise units sold, approximately 62 percent of our orders were shipped from vendors to our stores; the remaining 38 percent of our merchandise units sold, approximately one-third of which are floral and seasonal items, were fulfilled from our distribution centers.
Implementation of a perpetual inventory system in January 2008 allows for more efficient tracking of inventory at the SKU-level, enabling us to more effectively manage our inventory through visibility of store-SKU on-hand quantities. Perpetual inventory, in combination with data from our point of sale (“POS”) system, will enable us to make more sound decisions regarding when to stock, reorder, and mark-down or discontinue merchandise. In addition, as discussed below under "— Information Technology,” we are in the process of piloting and beginning implementation of an automated replenishment system in a phased-in approach, which will help us better optimize our inventories, make better buying decisions and reduce our store labor costs. Full roll out and associated benefits are anticipated by the third quarter of 2010.
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
Additionally, we continue to place importance on providing our customers with inspiration and education through our class and demonstration programs. We believe these activities drive traffic, promote new or key products, and support our customers’ desire to learn about new trends, techniques or projects, and reinforce a key emotional motivator for crafting and gift giving — realizing a sense of personal accomplishment.

Store Design and Operations
Our stores provide a “one-stop-shopping” destination for arts, crafts and floral merchandise. We design our stores to be attractive and easy-to-shop with a layout intended to lead customers through the entire store in order to expose them to all of our merchandise categories. We use end-of-aisle displays to feature best-selling items and promotional merchandise.
In the third quarter of fiscal 2007, we opened our first store using our new Nevada prototype. By the end of fiscal 2008 we had 18 Nevada class stores. We intend to use this format for all new store openings. We believe that our new prototype provides an inviting, functional shopping experience that sells creativity, imagination and fun for our customers. The Nevada model is designed to improve the overall shopping experience, promote the A.C. Moore brand, employ a “shop-within-a-shop” strategy with separate pods for merchandise in the same category and promote products through more effective product adjacencies, improved sight lines and more attractive and effective signage, while helping us reduce labor and operating costs. While we believe the Nevada model is a desirable design, we are currently refining the design based on the results of this initial phase of implementation and expect to continue to do so in the future.
Each store is managed by a general manager who is assisted by full-time and part-time associates. Each general manager reports to either a District Manager or Regional Director. We recently implemented a new field structure which added District Managers who report to Regional Directors.
Store Expansion
We believe that the fragmented nature of our industry presents an opportunity to continue to grow our business for the foreseeable future. However, given the continued softness in the current macroeconomic environment we will proceed very cautiously. Our objective is to achieve an appropriate balance between increasing store openings in existing markets, which could adversely affect comparable store sales, and opening in multi-store markets with sufficient store density to leverage expenses such as advertising and supply chain replenishment. If strategically viable, we will also consider relocating existing stores in our current markets.
We are continually assessing opportunities to expand our store presence. In 2009, we intend to increase our store base by approximately three percent; expansion in 2010 and beyond is dependent upon the attractiveness of site opportunities in the overall context of the real estate environment at that time.
In fiscal 2008, we opened nine stores and closed nine stores. In fiscal 2007, we opened 12 stores and closed two. Management regularly reviews store performance and future prospects to identify underperforming locations and assess closure of those stores that are no longer strategically or economically viable.
Distribution
Our distribution strategy is focused on continuously improving service levels, maximizing efficiencies, and minimizing expense. Our stores receive merchandise deliveries one to three times per week, depending on store volume and time of year.
Our distribution center located in Berlin, New Jersey contains approximately 700,000 square feet for distribution and warehousing. This same location also includes an additional 60,000 square feet used for our corporate offices. As a result of our efforts to optimize our inventory levels, in December 2008 we were able to discontinue the lease on our second distribution center in Blackwood, New Jersey. This lease was scheduled to expire on January 31, 2009.
Effective January 1, 2009, we outsourced our store delivery operation which will allow us to focus on our core business while improving service levels and reducing delivery costs. Outsourcing our delivery fleet operation has enabled us to terminate tractor and trailer leases which were previously associated with our internally operated delivery fleet. In addition to this third party operation, other carriers are used to deliver merchandise to stores which are located further away from our distribution center. In fiscal 2008, approximately 38 percent of merchandise units sold were fulfilled through our distribution centers. An additional portion of merchandise moved through our main distribution center as flow through shipments from our vendors.

Information Technology
We are committed to enhanced information technology as an operating priority. During the first two quarters of 2008, we completed infrastructure improvements, including an enhanced store telecommunications network that reduced our store communications cost by approximately 50 percent.
During the third and fourth quarters of fiscal 2008, we implemented a packaged comprehensive retail merchandising system, giving us better control of our inventory and began piloting and are now implementing automated replenishment in a phased-in approach with full roll out and benefits anticipated by the third quarter of 2010. Additionally, a vendor was selected for a pilot to provide us with advanced forecasting that focuses on optimizing profit and inventory, making the best educated purchase for our inventory placement and investment of capital. Lastly, we are in the process of implementing EDI access for the remainder of our merchandise vendors which currently lack this capability, as well as advanced shipping notifications to increase our ability to cross-dock merchandise as early as the second half of 2009.
During the fourth quarter of fiscal 2008, we enhanced our website — www.acmoore.com. Our website functionality includes streaming how-to videos, a forum for crafters to discuss craft topics, a store locator, advertisement and coupon retrieval by location and a fully featured e-commerce site with over 50,000 SKUs available for purchase. Website enhancements include simplifying our checkout process by adding a single page checkout and installing an industry leading search engine providing a better customer experience. In addition, we have expanded the use of our website as a marketing tool with special promotions offered to approximately 500,000 customers who have registered to receive our promotions via e-mail. Our website performed well during the busy holiday season with 100 percent up time.
Associates
As of January 3, 2009, we had 1,593 full-time and 2,798 part-time associates, 4,060 of whom worked in our stores, 163 in our distribution center and 168 in our corporate offices. None of our associates are covered by a collective bargaining agreement. We believe our relationship with our associates is positive.
Trademarks
We own or have applied to register numerous trademarks and service marks in the United States or regionally in connection with our business. Some of our principal marks include A.C. Moore, A.C. Moore Arts & Crafts, the A.C. Moore star design, Dream It. Create It. Share It., and other marks incorporating “Moore”. We believe these marks and certain other individual marks are, in the aggregate, of material importance to our business. Depending on the jurisdiction, trademarks are generally valid as long as they are in use, properly maintained, and have not been found to have become generic. Registrations of trademarks generally may be renewed indefinitely so long as they are in use.
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
Michael G. Zawoysky
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
The recent financial crisis has intensified and a severe global recession now appears likely. As a retailer that is dependent upon consumer discretionary spending, we will face an extremely challenging fiscal 2009. Our customers may allocate less money for discretionary purchases as a result of job losses, foreclosures, bankruptcies, reduced availability of credit and an overall decline in consumer confidence. Any resulting decreases in customer traffic or average value per transaction will negatively impact our financial performance as reduced revenues result in sales de-leveraging which creates additional downward pressure on margin. Further, many of the effects and consequences of the economic downturn are currently unknown. Any or all of these could have a material adverse effect on our business, financial condition and results of operations, including but not limited to, our ability to raise additional capital or draw down on our credit facility, if needed.
In addition, the impact of this crisis on our major suppliers cannot be predicted. The inability of key suppliers to access liquidity, or the insolvency of key suppliers, could lead to their failure to deliver merchandise. If we are unable to purchase products when needed, or if we experience further deterioration in sales traffic in our stores over an extended period of time, our sales and cash flows could be negatively impacted.
Future losses may adversely affect our financial condition and cash flows.
We had a net loss of $26.6 million for the fiscal year ended January 3, 2009. Our primary sources of liquidity include borrowing under our credit facility, available cash and cash equivalents and cash generated from operations. We believe that our primary sources of liquidity will be sufficient to finance our working capital and capital expenditure requirements for at least the next 12 months. However, we cannot provide any assurance that our business will return to profitability or that we will not incur future losses.
If we are unable to comply with the terms of our credit facility, it could materially harm our business and financial condition and restrict our operating flexibility.
In January 2009, we entered into an asset-based senior secured revolving credit facility. In addition to customary terms and conditions, we are required to maintain greater than $90.0 million in book value of inventory and have excess availability of more than 10 percent of the borrowing base or $6.0 million, whichever is less. We currently have $25.9 million outstanding under this facility, which includes $6.9 million in stand-by letters of credit. In the event we are required to draw down further on this facility, our debt will increase and may become substantial relative to our cash position. In the event that we have substantial indebtedness, then our business may be negatively impacted. For example, we may become more vulnerable to general adverse economic and industry conditions; our ability to fund future working capital, capital expenditures and other general corporate requirements may be limited; a substantial portion of our cash flow from operations may be required to service our debt; and our flexibility to react to changes in our business and the industry in which we operate may be limited. If we are unable to satisfy our debt service requirements, we may default under this facility. If we default or breach our obligations, the lender may take actions that include increasing the interest rate on outstanding obligations, discontinuing making advances and accelerating our obligations.

Our stock could be delisted if we fail to satisfy the NASDAQ rules relating to minimum share price.
Our common stock is traded on The NASDAQ Stock Market (“NASDAQ”). Under NASDAQ rules, our stock price must remain at or above $1.00 per share for continued listing. If we are unable to maintain a minimum bid price of at least $1.00 per share for a period of 30 consecutive business days, our common stock could be subject to delisting. Given the current market conditions, NASDAQ has determined to suspend enforcement of the bid price of publicly held shares requirements for listed companies through April 19, 2009, but there is no guarantee that this suspension will be extended. Delisting of our common stock could negatively impact us by reducing the liquidity and market price of our common stock, and reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing. In addition, delisting could also result in the loss of confidence of our suppliers and current or prospective employees.
Our business could be negatively impacted by changes in the labor market and our cost of doing business could increase as a result of changes in federal, state or local regulations.
Our performance is dependent on attracting and retaining a large number of quality associates. Many of those associates are in entry level or part-time positions with historically high rates of turnover. Our ability to meet labor needs while controlling our costs is subject to factors we cannot control such as unemployment levels, prevailing wage rates, minimum wage legislation, workers compensation costs and changing demographics. Changes that adversely impact our ability to attract and retain quality associates could adversely affect our performance. In addition, changes in the federal or state minimum wage, living wage requirements or changes in other wage or workplace regulations, including, for example, health care, employee leave or unionization regulations, could increase our costs and adversely affect our financial condition and operating results.
Existing or future government regulation could harm our business or may cause us to incur additional costs associated with compliance.
We are subject to various federal, state and local laws and regulations, including but not limited to, laws and regulations relating to labor and employment, U.S. customs and consumer product safety, including the recently enacted Consumer Product Safety Improvement Act (the “CPSIA”). The CPSIA created more stringent safety requirements related to lead and phthalates content in children’s products. The CPSIA regulates the future manufacture of these items and existing inventories and may cause us to incur losses if we offer for sale or sell any non-compliant items. Failure to comply with the various regulations applicable to us may result in damage to our reputation, civil and criminal liability, fines and penalties and increased cost of regulatory compliance. These current and any future laws and regulations could harm our business, results of operation and financial condition.
An increase in our sales, profitability and cash flow will depend on our ability to increase the number of stores we operate and increase the productivity and profitability of our existing stores.
If we are unable to increase the number of stores we operate and increase the productivity and profitability of existing stores, our ability to increase sales, profitability and cash flow could be significantly impaired. To the extent we are unable to open new stores as we planned, our sales growth would come only from increases in comparable store sales. There can be no assurance that we will be able to increase our comparable store sales, improve our margin or reduce costs as a percentage of sales. Growth in profitability in that case would depend significantly on our ability to increase margin or reduce costs as a percentage of sales. Further, as we implement new initiatives to reduce the cost of operating our stores, sales and profitability may be negatively impacted.

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
In June 2008, we announced results of our real estate portfolio review. We continue to review our portfolio. As a result of this ongoing review, and in light of the macro-environment for retailing, we may determine to exit certain markets where we cannot achieve operating efficiencies and may reduce new store openings in the future. The estimated costs and charges associated with these actions that we may incur may vary materially based on various factors, including but not limited to, timing in execution, the outcome of negotiations with landlords and other third parties and changes in management’s assumptions and projections. As a result of these events and circumstances, delays and unexpected costs may occur, which could result in our not realizing any or all of the anticipated benefits of this strategy. There is no assurance that changes in our real estate strategy will lead to improved operating results.

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
Our quarterly results fluctuate due to a variety of factors and are not necessarily a meaningful indicator of future performance.
Our quarterly results have fluctuated in the past and may fluctuate significantly in the future depending upon a variety of factors, including, among other things:
•	the mix of merchandise sold,

•	the timing and level of markdowns,

•	promotional events and changes in advertising,

•	adverse weather conditions (particularly on weekends),

•	store openings, closings, remodels or relocations,

•	length and timing of the holiday seasons,

•	merchandise in-stock positions,

•	competitive factors, and

•	general economic and political conditions.
We believe that period-to-period comparisons of past operating results cannot be relied upon as indicators of future performance. If our operating results fall below the expectations of securities analysts and investors, the market price of our securities would likely decline.
Our success depends on key personnel whom we may not be able to retain or hire.
We are dependent on the services, abilities and experience of our senior management team. The loss of the services of senior executives and any general instability in the composition of our senior management team could have a negative impact on our ability to execute on our business and operating strategy. In addition, success in the future is dependent upon our ability to attract and retain other qualified personnel, including store general managers. Any inability to do so may have a material adverse impact on our business and operating results.
Competition could negatively impact our operations.
The arts and crafts industry is highly competitive. We currently compete against a diverse group of retailers, including multi-store arts and crafts retailers, mass merchandisers, small local specialty retailers, mail order vendors and a variety of other retailers. Almost all of our stores face aggressive competition in their market area from one or more of our major competitors. Some of our competitors have substantially greater financial resources and operate more stores than we do. We compete with these and other retailers for customers, suitable retail locations, suppliers and qualified associates. Moreover, alternative methods of selling crafts, such as through e-commerce or direct marketing, result in additional competitors and increased price competition because our customers can comparison shop more readily. In addition, we ultimately compete for our customers against alternative sources of entertainment and leisure independent of the arts and crafts industry. Thus competition could result in price reductions or a loss of market share.

We may not be able to successfully anticipate changes in merchandise trends and consumer demands and our failure to do so may lead to lost sales.
Our success depends, in large part, on our ability to anticipate and respond in a timely manner to changing merchandise trends and consumer demand. Accordingly, any delay or failure by us in identifying and correctly responding to changing merchandise trends and consumer demand could adversely affect consumer acceptance of the merchandise in our stores. In addition, we make decisions regarding merchandise well in advance of each of the seasons in which such merchandise will be sold. Significant deviations from projected demand for merchandise would have a material adverse effect on our results of operations and financial condition, either from lost sales due to insufficient inventory or lower margin due to the need to mark down excess inventory.
The failure to accurately respond to inventory requirements may have a material adverse impact on our results from operations.
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
As of January 3, 2009, we operated a chain of 132 stores. Because our current and planned stores are located in the Eastern United States, the effect on us of adverse events in this region (such as weather or unfavorable regional economic conditions) may be greater than if our stores were more geographically dispersed. Because overhead costs are spread over a smaller store base, increases in our selling, general and administrative expenses could affect our profitability more negatively than if we had a larger store base. One or more unsuccessful new stores, or a decline in sales at an existing store, will have a more significant effect on our results of operations than if we had a larger store base.
A disruption in our operations could have a material adverse effect on our financial condition and results of operations.
Although we have a crisis mangagement plan, we do not have a formal disaster recovery or business continuity plan, and could therefore experience a significant business interruption in the event of a natural disaster, catastrophic event or other similar event. The occurrence of such events or other unanticipated problems could cause interruptions or delays in our business, supply chain or infrastructure which would have a material adverse effect on our financial condition and results of operations. In fiscal 2008, approximately 38 percent of our merchandise units sold were fulfilled through our distribution centers. In addition, our vendors may also be subject to business interruptions from such events. Significant changes to our supply chain or other operations could have a material adverse impact on our results. Our back-up operations and business interruption insurance may not be adequate to cover or compensate us for losses that may occur.

Significant changes in our relationships with key suppliers may adversely impact our business.
Our performance depends on our ability to purchase merchandise and services at sufficient levels at competitive prices. Our future success is dependent upon our ability to maintain a good relationship with our suppliers. SBAR’S, one of our suppliers, accounted for approximately 18 percent of the aggregate dollar volume of our purchases in fiscal 2008. Generally, we do not have any long-term purchase agreements or other contractual assurances of continued supply, pricing or access to new products, and any vendor could discontinue selling to us at any time. We may not be able to acquire desired merchandise in sufficient quantities or on terms acceptable to us in the future, or be able to develop relationships with new vendors to replace discontinued vendors. Our inability to acquire suitable merchandise or services in the future or the loss of one or more key vendors and our failure to replace any one or more of them may have a material adverse effect on our business, results of operations and financial condition. Our smaller vendors generally have limited resources, production capacities and operating histories, and some of our vendors have limited the distribution of their merchandise in the past. These vendors may be susceptible to cash flow problems, downturns in economic conditions, production difficulties, quality control issues and difficulty delivering agreed-upon quantities on schedule. We also cannot assure you that we would be able, if necessary, to return product to these vendors, obtain refunds of our purchase price or obtain reimbursement or indemnification from any of our vendors if their products prove defective. In addition, any significant change in the payment terms that we have with our key suppliers could adversely affect our financial condition and liquidity.
Our reliance on imported merchandise may negatively impact our business in the event of disruptions or increased costs associated with obtaining such merchandise.
We have in recent years placed increased emphasis on obtaining floral, seasonal and other items from overseas vendors, with approximately 13 percent of all of our merchandise being purchased directly by us from overseas vendors in fiscal 2008. In addition, many of our domestic suppliers purchase their merchandise from foreign sources. China is the source of a substantial majority of our imported merchandise. Because a large percentage of our merchandise is manufactured or sourced abroad, we are required to order these products further in advance than would be the case if these products were manufactured domestically. Risks associated with our reliance on imported merchandise include, but are not limited to:
•	Disruptions in the flow of imported goods because of factors such as:
•	Raw material shortages, factory consolidations, work stoppages, strikes and political unrest;

•	The inability of vendors to secure adequate credit facilities;

•	Problems with trans-ocean shipping, including storage of shipping containers; and

•	Global or international economic uncertainties, crises or disputes.
•	Increases in the cost of purchasing or shipping imported merchandise that may result from:
•	Increases in shipping rates imposed by trans-ocean carriers;

•	Changes in currency exchange rates and local economic conditions, including inflation;

•	Failure of the United States to maintain normal trade relations with China; and

•	Import duties, quotas and other trade sanctions.
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
We depend on our information technology systems for many aspects of our business. Some of our key software has been developed by our own programmers and this software may not be easily integrated with other software and systems. Our business will be materially and adversely affected if our systems are disrupted or if we are unable to improve, upgrade, integrate or expand upon our existing systems. Moreover, we may not be able to implement automated replenishment or realize any benefits from this system in the anticipated timeframe. We may fail to properly optimize the effectiveness of these systems, or to adequately implement, support and maintain the systems, which could have a material adverse impact on our financial condition and operating results.
An increase in the cost of fuel oil and oil-based products could impact our earnings and margin.
Prices for oil fluctuated dramatically in fiscal 2008. These fluctuations impact our distribution costs and the distribution costs of our vendors. If the price of fuel increases, our distribution costs will increase which could impact our earnings. In addition, many of the products we sell, such as paints, are oil-based. If the price of oil continues to increase, the price of the oil-based products we purchase and sell may increase, which could impact our margin.
Terrorist attacks and threats or actual war may impact all aspects of our operations, revenues, costs and stock price in unpredictable ways.
Terrorist attacks in the United States, as well as future events occurring in response to or in connection with them, including, without limitation, future terrorist attacks against U.S. targets, rumors or threats of war, actual conflicts involving the United States or its allies or military or trade disruptions impacting our domestic or foreign suppliers of merchandise, may impact our operations, including, among other things, causing delays or losses in the delivery of merchandise to us and decreased sales of the products we carry. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and global financial markets and economy. They also could result in a deepening of the economic recession in the United States or abroad. These events could also temporarily increase demand for our products as consumers respond by traveling less and engaging in home-based leisure activities which could contribute to a temporary increase in our sales which may not be sustainable. Any of these occurrences could have a significant impact on our operating results, revenues and costs and may result in the volatility of the market price for our common stock.
EXECUTIVE OFFICERS OF THE REGISTRANT
Our executive officers are as follows:

Name	Age	Position
Rick A. Lepley	58	President, Chief Executive Officer and Director
Joseph A. Jeffries	43	Executive Vice President and Chief Operating Officer
Michael G. Zawoysky	51	Executive Vice President and Chief Financial Officer
Amy Rhoades	37	Vice President and General Counsel

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
Mr. Jeffries has served as the Company’s Executive Vice President and Chief Operating Officer since August 2008. He joined the Company in November 2007 as its Executive Vice President of Operations. Previously, Mr. Jeffries served as Vice President, Store Operations, Space Planning and Visual Merchandising for Office Depot, Inc., a global supplier of office products and services, a position he held from 2004 to November 2007. During 2004 and 2005, he also served as Vice President, Store and Copy Center Operations of Office Depot. From 1999 to 2003, Mr. Jeffries served in the following capacities at Office Depot: Director, Store Prototype Development; Director, Store Operations; and Senior Manager, Store Processes. Prior to his employment with Office Depot, Mr. Jeffries held management positions with Home Quarters Warehouse, Inc., a home improvement retail chain.
Mr. Zawoysky has served as the Company’s Executive Vice President and Chief Financial Officer since September 2008. He joined the Company as its Vice President of Financial Planning and Analysis in March 2007 and served as Acting Chief Financial Officer from June 2008 to September 2008. Previously, he served in various positions with Foot Locker, Inc., the national specialty athletic retailer, most recently as Executive Vice President and Chief Financial Officer of Foot Locker Europe from April 2004 to September 2006, Chief Operating Officer of FootLocker.com. from March 2003 to April 2004 and Chief Financial Officer of FootLocker.com from November 2000 to March 2003.
Ms. Rhoades has served as Vice President and General Counsel of the Company since July 2006. From April 2003 to July 2006, Ms. Rhoades was an attorney at the law firm of Blank Rome LLP.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
As of January 3, 2009, we operated 132 stores in 17 states. All of our stores are leased. The number of our stores located in each state is summarized in the following table:

		Number of
State		Locations
1.	Connecticut	4
2.	Delaware	2
3.	Florida	6
4.	Georgia	1
5.	Maine	3
6.	Maryland	8
7.	Massachusetts	12
8.	New Hampshire	4
9.	New Jersey	20
10.	New York	21
11.	North Carolina	11
12.	Pennsylvania	23
13.	Rhode Island	1
14.	South Carolina	4
15.	Tennessee	1
16.	Virginia	9
17.	West Virginia	2

		132

Store leases generally have an initial term of 10 years, with three five-year renewal options, and provide for predetermined escalations in future minimum annual rent. Rent payments are amortized over the initial lease term commencing on the date we take possession. The pro rata portion of scheduled rent payments has been included in the caption “Accrued lease liability” on our Consolidated Balance Sheets.
Our main distribution center is located in Berlin, New Jersey. It contains approximately 700,000 square feet for distribution and warehousing and an additional 60,000 square feet used for our corporate office. This facility cost approximately $46.3 million at the time of purchase. In August 2007, we signed a lease on a second distribution center in Blackwood, New Jersey that expired in January 2009. This building contained 120,000 square feet for distribution and 10,000 square feet of office space. As a result of our efforts to optimize our inventory levels, in December 2008, we discontinued our lease on this second distribution center.
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2008, through the solicitation of proxies or otherwise.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is listed on the NASDAQ Stock Market and trades under the symbol “ACMR.” The following table sets forth the high and low sales prices per share of our common stock as reported on the NASDAQ Stock Market for the periods indicated.

	High	Low
Fiscal 2008
First Quarter	$13.77	$5.47
Second Quarter	8.78	5.73
Third Quarter	8.72	5.61
Fourth Quarter	6.78	0.71

Fiscal 2007
First Quarter	$22.49	$18.90
Second Quarter	23.41	19.42
Third Quarter	21.55	15.40
Fourth Quarter	17.20	11.37
The number of record holders of our common stock as of March 2, 2009 was 112.
Since becoming a public company we have never declared or paid any cash dividends on our common stock. We currently intend to retain our future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends in the foreseeable future.
See Part III, Item 12 for a description of our equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA.
The following selected financial data is derived from the audited Consolidated Statements of Operations and Consolidated Statements of Cash Flows for each of the fiscal years ended January 3, 2009 and December 31, 2007, 2006 and 2005 and the Consolidated Balance Sheets as of January 3, 2009 and December 31, 2007 and 2006. The selected financial data for 2004 as well as the 2005 balance sheet information is derived from our historical financial statements.

	Fiscal
	2008	2007	2006	2005	2004

(In thousands except per share data)
Statement of Operations Data:
Net sales	$534,665	$559,693	$589,506	$539,436	$497,626
Gross margin	217,281	228,731	226,828	210,871	194,243
Selling, general and administrative expenses (3)	232,307	219,597	217,923	192,878	166,485
Store pre-opening and closing expenses	8,742	3,229	4,616	3,459	4,036
Income (loss) from operations	(23,768)	5,470	913	14,534	23,722
Net income (loss)	(26,571)	3,783	(406)	8,901	14,746
Net income (loss) per share, diluted	$(1.31)	$0.19	$(0.02)	$0.44	$0.74

Weighted average shares outstanding, diluted	20,301	20,349	19,929	20,149	20,012

(In thousands)
Balance Sheet Data (as of):
Working capital	$102,074	$145,037	$143,206	$145,699	$143,007
Total assets	293,746	321,890	314,264	300,024	296,705
Long-term debt	—	19,071	21,643	24,215	29,357
Shareholders’ equity	174,300	199,600	192,505	185,776	174,623

(In thousands except sales per square foot)
Other Data:
Cash flows from operating activities	$17,719	$8,610	$31,496	$14,620	$18,495
Number of stores open at end of period	132	132	122	109	96
Net sales per total square foot (1)	$177	$198	$234	$241	$256
Average net sales per store (1)	$4,047	$4,674	$5,401	$5,417	$5,802
Comparable store sales increase (decrease ) (2)	(9)%	(10)%	0%	(3)%	4
Certain prior year amounts have been reclassified to conform to current year classification.

(1)	Includes only stores open during the entire period.

(2)	Stores are added to the comparable store base at the beginning of their fourteenth full month of operation.

(3)	Effective January 1, 2006, the Company adopted the provisions of FAS 123(R), “Share-based Payments,” which requires the recognition of compensation expense related to the fair value of its equity awards. In fiscal years 2008, 2007 and 2006, compensation was reported as a component of selling, general and administrative expenses in the amount of $2.0 million, $2.6 million and $3.1 million, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
General
We are a specialty retailer of arts, crafts and floral merchandise for a wide range of customers. Our first store opened in Moorestown, New Jersey in 1985. As of January 3, 2009, we operated 132 stores in the Eastern United States from Maine to Florida. Our stores typically range from 20,000 to 25,000 square feet. In fiscal 2008, for stores open for the full calendar year, our average net sales per square foot was $177 and our average net sales per store was $4.0 million. We also serve customers nationally through our e-commerce site, www.acmoore.com.

Our sales for the year ended January 3, 2009 were $534.7 million, a decrease of 4.5 percent compared to fiscal 2007 sales of $559.7 million. For fiscal 2008, our comparable store sales decreased by 8.7 percent. Our net loss for the year was $26.6 million, or $1.31 per share. In fiscal 2007, we recorded net income of $3.8 million, or $0.19 per diluted share. The following items impacted the comparability of net earnings and net earnings per share:

	Fiscal
	2008	2007
Closed store expenses	$7,447	$621
Asset impairment	6,016	—
Record interest rate swap at fair market value	2,389	—
Other	700	2,100

Total, before income taxes	16,552	2,721
Income taxes	3,485	(925)

Total, after income taxes	$20,037	$1,796

Per diluted share	$0.99	$0.09

•	In fiscal 2008, the Company closed nine stores at a cost of $7.4 million. In fiscal 2007, we closed two stores at a cost of $0.6 million.
•	In fiscal 2008, we tested the recoverability of our stores’ fixed assets. As a result, we recorded an asset impairment of $6.0 million.
•	During fiscal 2008, we recorded a $2.4 million charge to adjust an interest rate swap to fair market value because it no longer qualified for cash flow hedge accounting.
•	In fiscal 2008, we recorded a net charge of $0.7 million related to an additional reserve for state income taxes and professional fees related to our prior year inventory restatement which were partially offset by the favorable impact of the additional three days of sales in fiscal 2008 resulting from the change in our fiscal year-end.
•	In fiscal 2007, we recorded a total charge of $2.1 million relating professional fees in connection with our inventory restatement, a legal settlement, management change costs and additional interest expense.
•	Because of a cumulative three year loss and other available evidence, during fiscal 2008, the Company determined that it could no longer record an income tax benefit on its losses. Applying a 34 percent effective tax rate to our 2008 pretax loss after adjusting for the $16.6 million in adjustments identified above would have resulted in a $3.5 million tax benefit.
Gross margin as a percent of sales declined by 30 basis points compared to last year. This 30 basis point decrease in gross margin was attributable to the liquidation of inventory in the nine stores which closed during fiscal 2008, and softness in the macroeconomic environment which created a more cautious and value driven consumer. This was partially offset by vendor cost leveraging, supply chain efficiencies and retail price adjustments. We expect to grow our margin in 2009 through category management, domestically and globally sourced private label products and supply chain optimization. However, competitive pressure and further deterioration in an already weakened retail environment could result in additional downward pressure on comparable store sales or cause us to be more promotional than we currently expect, which would have a negative impact on margin.

In June 2008, we announced the results of a real estate portfolio review which began during the first quarter of the year. The intent of this review was to evaluate existing store performance and the prospects for new stores in order to identify underperforming locations and develop a strategy for locations that were no longer strategically or economically viable. As a result of this analysis, the Company announced that it would close between seven and 10 existing stores and reduce its planned store openings for fiscal 2008 from a previously announced 14 locations to between eight and 12. We opened nine stores and closed nine stores in fiscal 2008. Four stores were closed in July, one in August, one in November and three in December. We incurred $7.4 million in expenses related to the store closings and reduction in new store openings.
As part of this real estate portfolio review, we also tested the recoverability of our store fixed assets. As a result, during the second and fourth quarter, the Company recorded $1.8 million and $4.2 million, respectively, in impairment charges against the fixed assets within certain stores which are still in operation.
Long-lived asset groups are tested for recoverability when changes in circumstances indicate the carrying value may not be recoverable. Events that trigger a test for recoverability include material adverse changes in projected revenues and expenses, significant underperformance relative to historical or projected future operating results, and significant negative industry or economic trends. Management believes that it has addressed these circumstances with its review which was completed at year-end. However, a continuing slowdown in the United States economy could lead to reduced consumer demand for our products and have an adverse effect on store profitability which may increase the likelihood of the need for additional asset impairments in the future.
Business and Operating Strategy
Fiscal 2008 continued to involve substantial transition as our management team focused on reviewing and adjusting various aspects of our business and operations to position us for improved performance. Management’s primary business and operating initiatives are discussed below.
Increase Sales. We continue to strive toward increasing sales through better execution in customer service, an enhanced merchandise assortment, improved in-stock position and creative promotional strategies.
•	Customer service. We continue our consumer research initiatives designed to better understand our customers’ expectations and purchasing motivation, with the goal of developing stronger relationships with our customers. We have successfully implemented our formal customer service program which involves in-depth training of our store associates and store management teams.
•	Enhanced merchandise assortment. We continually seek to identify new and enhanced product lines and merchandise assortments that differentiate us from our competitors. We regularly review product adjacencies in order to improve our average sales ticket per customer and enhance the overall shopping experience.
•	Improved in-stock position. Maintaining a full in-stock position is critical to driving sales, as providing the components for a particular craft project is essential to meeting customer demand. Our perpetual inventory system, implemented in January 2008, as well as other technological improvements, have allowed us to achieve better in-stock positions as well as information about quantities available at the store level. We also regularly evaluate our supply chain operations to improve the process and timing within which product is ordered and delivered to our stores.
•	Promotional strategies. Particularly in light of the current macroeconomic and retail environment, we continue to refine our advertising vehicles and pricing strategies. We believe identifying and featuring key promotional items, combined with a blend of in-store promotions, and targeted marketing efforts to complement our regular newspaper insert program will drive customer traffic.

•	A.C. Moore Rewards program. During the third quarter of fiscal 2008, we launched our A.C. Moore Rewards program in a select group of pilot stores. For the first time, we will have access to business intelligence related to who our customers are, what they purchase, and how often they visit our stores. Although still in the pilot phase, initial customer response to the program has been positive. We will continue to monitor our pilot results as we believe this initiative will support our strategic efforts at differentiating ourselves from our competition while providing our customers with more reasons to shop in our stores.
Improve Store Profitability. We continue to strive to improve store profitability by reducing selling, general and administrative expenses through a focus on the following areas: real estate portfolio strategy, advertising spend, centrally directed operations and our new store prototype, and store structure.
•	Real estate portfolio strategy. In June 2008, and during the year-end closing process, management completed a portfolio review of all current stores and future prospects to identify underperforming locations and assess closure of those stores that are no longer strategically or economically viable. As a result of this analysis, we closed four stores in July, one store in August, one store in November and three stores in December. When entering new markets which we deem to be multi-store markets, we will attempt to do so with sufficient store density to leverage expenses such as advertising and supply chain replenishment. If strategically viable, we will also consider adding new stores and relocating existing stores in our existing markets.
•	Advertising spend. In fiscal 2008, we utilized the services of a newspaper placement agency to negotiate our ad insertion rates and distribution costs. We implemented those recommendations by the end of the first quarter of fiscal 2008. We will continue this initiative in fiscal 2009 by analyzing our distribution methods to further enhance productivity of the advertising vehicles. In fiscal 2008, we began supplementing our newspaper advertising program with a combination of in store and targeted marketing programs.
•	Centrally directed operations and our new store prototype. We believe that increasing the level of standardization in operations and centrally directed management practices will improve our operating efficiencies. This initiative includes standardizing the presentation in our stores, reengineering our store processes and implementing and refining our new store prototype which we refer to as our “Nevada” model. As of January 3, 2009, we operated 18 Nevada class stores. We believe the Nevada model will help us achieve efficiencies through increased ease of operation and reduced labor costs. While we believe the Nevada model is a desirable design, we are currently refining the design based on the results of this initial phase of implementation and expect to continue to do so in the future.
•	Store structure. In fiscal 2008, we fully optimized our store payroll model. To increase our execution at the store level we implemented a new field structure as well, which added District Managers who report to Regional Directors. This new structure allows our management team to have a reduced scope of store count, which increases their number of visits to each store, yielding improved levels of customer service, more efficient merchandising and better executed operational programs.

Increase Gross Margin. We are focused on maintaining and increasing gross margin through implementation of category management of our merchandise, both domestic and globally sourced private label products, and improving supply chain optimization. However, continued softness in the macroeconomic and retail environment could cause us to be more promotional than we currently expect, which would have a negative impact on margin.
•	Category management. During fiscal 2008, we completed the implementation of both category management structure and process. The category management process leverages merchandise assortment planning tools, the use of a merchandising planning calendar, and an open-to-buy process focused on sales and inventory productivity. We are committed to reducing our exposure in seasonal goods by controlling buys and utilizing new planning processes which will in turn reduce our markdown liability.
•	Domestic and globally sourced private label products. In fiscal 2008, we continued to refine our sourcing and private label strategies, adopting a more balanced approach. We continue to explore new opportunities involving private label product. We believe the sale of private label products, both domestic and globally sourced, will result in gross margin improvement.
•	Supply chain optimization. In fiscal 2008, we increased our focus on improving in stock levels, reducing inventory levels, increasing merchandise turns, and improving distribution efficiencies. Based on the success of these initiatives, in December 2008, we discontinued our lease on our second distribution center in Blackwood, New Jersey. The lease was previously scheduled to expire on January 31, 2009. We believe that our current distribution center will continue to support our needs in the near-term. We continue to make significant strides in our efforts to further improve service levels, efficiency, accuracy, and safety in the supply chain organization. The performance management program, which was implemented in early fiscal 2008 in our distribution center, continues to help us improve labor efficiencies. Our compliance team has helped us improve picking and shipping accuracy while reducing workers compensation claims. Effective January 1, 2009, we outsourced our store delivery operation to allow us to intensify our focus on our core business while improving service levels and reducing delivery costs.
Improve Information Technology. Our commitment to enhancing our information technology to increase operating efficiencies, improve merchandise selection and better serve our customers continued throughout fiscal 2008. We made infrastructure improvements including an enhanced store telecommunications network that reduced our store communications cost by approximately 50 percent and implementation of a packaged comprehensive retail merchandising system which provides us with better control of our inventory. In addition, we began piloting and are now implementing automated replenishment in a phased-in approach with full roll out and benefits anticipated by the third quarter of 2010. We also enhanced our e-commerce site with single-page checkout and the addition of a robust search engine.

Results of Operations
The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales:

	Fiscal
	2008	2007	2006
Net sales	100.0%	100.0%	100.0%
Cost of sales	59.4	59.1	61.5

Gross margin	40.6	40.9	38.5
Selling, general and administrative expenses	43.4	39.2	37.0
Costs related to change in management	0.0	0.1	0.6
Store pre-opening and closing expenses	1.6	0.6	0.7

Income (loss) from operations	(4.4)	1.0	0.2
Interest expense (income), net	0.6	(0.0)	0.1

Income (loss) before income taxes	(5.0)	1.0	0.1
Provision for (benefit from) income taxes	(0.0)	0.3	0.3

Net income (loss)	(5.0)%	0.7%	(0.2)%

Fiscal 2008 Compared to Fiscal 2007
Net Sales. Net sales decreased $25.0 million, or 4.5 percent, to $534.7 million in fiscal 2008 from $559.7 million in fiscal 2007. This decrease was due to (i) a comparable store sales decrease of $47.0 million, or 8.7 percent, (ii) an increase in net sales of $33.1 million from stores not included in the comparable store base and e-commerce sales, (iii) net sales of $11.1 million from stores closed since the comparable period last year. The change in our fiscal year end from December 31 to January 3 added three additional days to fiscal 2008, which accounted for $3.0 million in sales, or 0.6 percent of total sales. The decline in comparable store sales was primarily due to the softness in the macroeconomic and retail environment. Stores are added to the comparable store base at the beginning of the fourteenth full month of operation.
Merchandise categories that performed below the Company average on a comparable store basis included seasonal, home fragrance, floral and home furnishings. Categories that performed better than average included kid’s activities, custom framing, cake and candy making, picture frames and clothing. We ended the year with 120 custom frame shops, versus 109 at the end of fiscal 2007. The average ticket in custom framing increased seven percent versus fiscal 2007.
Gross Margin. Gross margin is net sales minus the cost of merchandise which includes purchasing and receiving costs, inbound freight, duties related to import purchases, internal transfer costs and warehousing costs. Gross margin as a percent of net sales decreased 0.3 percent in fiscal 2008, to 40.6 percent from 40.9 percent in fiscal 2007. The 30 basis point decrease in gross margin was attributable to the liquidation of inventory in the nine stores which closed during fiscal 2008, and the softness in the macroeconomic environment creating a more cautious and value driven consumer. This was partially offset by vendor cost leveraging, supply chain efficiencies and retail price adjustments. We expect to grow our margin in 2009 through category management, both domestically and globally sourced private label products and supply chain optimization. However, competitive pressure and further deterioration in an already weakened retail environment could result in additional downward pressure on comparable store sales or cause us to be more promotional than we currently expect, which would have a negative impact on margin.
Selling, General and Administrative Expenses. Selling, general and administrative expenses include: (i) direct store level expenses, including rent and related operating costs, payroll, advertising, depreciation and other direct costs, and (ii) corporate level costs not directly associated with or allocable to cost of sales including executive salaries, accounting and finance, corporate information systems, office facilities, stock based compensation and other corporate expenses.

Selling, general and administrative expenses, as a percent of net sales, increased 4.2 percent in fiscal 2008, to 43.4 percent from 39.2 percent in fiscal 2007. Costs related to the impairment of assets represented 1.1 percent of sales. The balance of the increase was the result of deleveraging of store occupancy costs and payroll against a decline in comparable store sales partially offset by a reduction in advertising costs as a percent of sales.
Costs Related to Change in Management. We incurred no costs in fiscal 2008 related to change in management, compared with $0.4 million in fiscal 2007. The fiscal 2007 cost included severance for departing officers and employees, as well as recruiting costs for new officers. There have been no costs charged to this classification since the second quarter of fiscal 2007.
Store Pre-Opening and Closing Expenses. We expense store pre-opening costs as they are incurred, which includes lease costs prior to a store opening. Store closing costs include severance, inventory liquidation costs, asset related charges, lease termination payments and the net present value of future rent obligations less estimated sub-lease income.
Pre-opening expenses for the nine stores opened in fiscal 2008 amounted to $1.3 million. In fiscal 2007, we opened 12 stores and incurred pre-opening expenses of $2.6 million.
In fiscal 2008, store closing expenses for the nine stores which closed and the new stores which did not open were $7.4 million, which includes $5.7 million in estimated lease termination payments, $0.6 million in asset related charges and $1.3 million for severance, inventory liquidation and other costs. In fiscal 2007, we closed two stores at a cost of $0.6 million.
Interest Income and Expense. In fiscal 2008, we had net interest expense of $3.0 million compared with net interest income of $0.2 million in fiscal 2007. In fiscal 2008, we recorded in interest expense a $2.4 million charge to adjust an interest rate swap to fair market value because it no longer qualified for cash flow hedge accounting treatment. The remainder of the decrease is attributable to the interest component of the increase in our reserve for uncertain tax positions, a lower cash position and lower interest rates throughout the year.
Income Taxes. Our effective income tax rate was (0.9) percent for fiscal 2008 and 33.4 percent for fiscal 2007. During fiscal 2008, we generated a cumulative three-year loss. Based on this and other available evidence, management concluded that a valuation allowance of $10.5 million should be recorded against its net deferred tax asset. Considering our net deferred tax asset valuation allowance and discrete items, we do not expect to incur significant income tax expense or benefit in 2009.
Fiscal 2007 Compared to Fiscal 2006
Net Sales. Net sales decreased $29.8 million, or 5.1 percent, to $559.7 million in fiscal 2007 from $589.5 million in 2006. This decrease was due to (i) an increase in net sales of $31.7 million from stores not included in the comparable store base and e-commerce sales, (ii) a comparable store sales decrease of $59.4 million, or 10.3 percent, and (iii) net sales of $2.1 million from stores closed since the comparable period last year. Our focus on store profitability, among other things, negatively impacted comparable store sales. Specifically, the process of evaluating the reach, frequency and timing of our advertisements, adjusting store inventory and payroll to align with sales volume and the execution of major resets in memories and picture frames all had an impact on comparable store sales.

Merchandise categories that performed below the Company average on a comparable store basis included seasonal, clothing, yarn and kids. The Company placed an increased emphasis on the seasonal category, viewing it as an opportunity for the fourth quarter. However, the seasonal category did not perform well for us, as was the case for other retailers, which resulted in us becoming more promotional than we had planned. Categories that performed better than average included custom framing, cake and candy making and wood. We ended fiscal 2007 with 109 custom frame shops, versus 53 at the end of fiscal 2006. The average ticket in custom framing increased 45 percent versus fiscal 2006.
Gross Margin. Gross margin is net sales minus the cost of merchandise which includes purchasing and receiving costs, inbound freight, duties related to import purchases, internal transfer costs and warehousing costs. Gross margin as a percent of net sales increased 2.4 percent in fiscal 2007, to 40.9 percent from 38.5 percent in fiscal 2006. The improvement in gross margin was attributable to the mix of merchandise sold which was positively impacted by retail price adjustments resulting from price elasticity studies, more favorable vendor pricing and a higher initial mark-up on imports, partially offset by valuation allowances recorded for aged inventory.
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
Selling, general and administrative expenses, as a percent of net sales, increased 2.2 percent in fiscal 2007, to 39.2 percent from 37.0 percent in fiscal 2006. Costs related to capturing SKU-level inventories represented 0.2 percent, costs related to a legal settlement represented 0.2 percent, and increased professional fees represented 0.3 percent. The balance of the increase was the result of deleveraging of store occupancy costs against a decline in comparable store sales partially offset by a reduction in store payroll as a percent of sales.
Costs Related to Change in Management. We incurred a cost of $0.4 million in fiscal 2007 related to change in management compared with $3.4 million in fiscal 2006. This cost includes severance for departing officers and employees as well as recruiting costs for new officers. There were no costs charged to this classification since the second quarter of fiscal 2007.
Store Pre-opening and Closing Expenses. We expense store pre-opening costs as they are incurred, which includes rent expense from the date we gain access to the property. Pre-opening expenses for the 12 stores opened in fiscal 2007 amounted to $2.6 million. In fiscal 2006, we opened 14 stores and incurred pre-opening expenses of $3.2 million. In fiscal 2007, we closed two stores at a cost of $0.6 million. In fiscal 2006, we closed one store and terminated the lease for one store which never opened at a cost of $1.4 million.
Interest Income and Expense. In fiscal 2007, we had net interest income of $0.2 million compared with net interest expense of $0.3 million in fiscal 2006. The increase is principally due to additional interest income received during the year based on our higher cash position during most of the year, partially offset by $0.4 million of interest expense recorded in the fourth quarter of fiscal 2007 in relation to a settlement of a Federal income tax audit.
Income Taxes. Our effective income tax rate was 33.4 percent for fiscal 2007 and 168.8 percent for fiscal 2006. The decrease in 2007 from historical income tax rates was primarily attributable to an increase in tax free interest income. The unusually high effective income tax rate in fiscal 2006 was related to the effect of a permanent difference from non-deductible compensation expense related to incentive stock options applied to a lower level of pre-tax income.

Quarterly Results and Seasonality
The following table sets forth unaudited quarterly operating results for our twelve most recent quarterly periods, and the number of stores open at the end of each period (dollars in thousands, except share and store data).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2008
Net sales	$126,544	$126,430	$116,661	$165,030
Gross margin	54,111	52,363	50,433	60,374
Income (loss) from operations	(2,127)	(6,622)	(4,285)	(10,734)
Net income (loss)	(1,767)	(4,265)	(7,539)	(13,000)
Net income (loss) per share, diluted	$(0.09)	$(0.21)	$(0.37)	$(0.64)
Diluted average shares outstanding	20,299	20,299	20,300	20,304

Number of stores open at end of period	136	139	135	132
Comparable store sales increase (decrease)	(12)%	(5)%	(9)%	(9)%

Fiscal 2007
Net sales	$135,380	$124,439	$122,608	$177,266
Gross margin	55,311	52,079	52,679	68,662
Income (loss) from operations	314	(1,103)	(1,115)	7,374
Net income (loss)	345	(559)	(654)	4,651
Net income (loss) per share, diluted	$0.02	$(0.03)	$(0.03)	$0.23
Diluted average shares outstanding	20,279	20,229	20,275	20,346

Number of stores open at end of period	123	124	127	132
Comparable store sales increase (decrease)	(5)%	(10)%	(10)%	(15)%

Fiscal 2006
Net sales	$132,918	$129,815	$128,936	$197,837
Gross margin	52,467	52,122	52,315	69,922
Income (loss) from operations	(217)	(3,545)	(4,859)	9,535
Net income (loss)	(161)	(2,153)	(3,019)	4,927
Net income (loss) per share, diluted	$(0.01)	$(0.11)	$(0.15)	$0.24
Diluted average shares outstanding	19,838	19,857	19,916	20,192

Number of stores open at end of period	113	114	117	122
Comparable store sales increase (decrease)	(2)%	3%	2%	(3)%
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
Liquidity and Capital Resources
Our capital requirements are primarily to support seasonal increases in inventory and inventory purchases for new stores, capital assets to support new store openings as well as investments in information technology infrastructure and systems. In recent years, we have financed operations and new store growth primarily with cash generated from operating activities. In 2004, we borrowed $30.0 million under two mortgage agreements with Wachovia Bank N.A. (“Wachovia”) to finance the construction of our distribution center and corporate offices.

As of our 2008 and 2007 fiscal year ends, we had working capital of $102.1 million and $145.0 million, respectively. In fiscal 2008, net cash provided by operating activities totaled $17.7 million as compared to $8.6 million in fiscal 2007. This increase of $9.1 million was primarily attributable to a reduction in our net investment in inventory (merchandise inventory less trade payables). In fiscal 2008, we were able to reduce our inventory by more then $17.0 million through a combination of reductions in imported merchandise and better category management. Reducing our import purchases allowed us to order closer to customer demand which is particularly beneficial in a difficult sales environment. Improved category management provided for a better sell through on seasonal merchandise.
In fiscal 2007, there was a decrease in net cash provided by operating activities of $22.9 million compared to fiscal 2006. This was primarily attributable to an $18.0 million increase in our net investment in inventory.
Net cash used in investing activities during fiscal years 2008, 2007 and 2006 was $15.9 million, $19.0 million and $14.3 million, respectively. In fiscal 2008, cash of $15.9 million was invested in capital assets, which included $7.9 million for new store openings, $6.2 for information technology infrastructure and systems with the remainder for remodeling existing stores and warehouse equipment. In 2007, capital investments totaled $19.0 million, which included $10.1 million for new store openings with the remainder for remodeling and upgrading systems in existing stores, warehouse equipment and corporate systems development. In 2006, we invested $19.5 million in capital assets, paid in part through the sale of $5.2 million in marketable securities. The Company estimates that capital expenditures in fiscal 2009 will be approximately $12.0 million. This includes $6.0 million for new and relocated stores with the balance for information technology and store maintenance capital.
At the end of fiscal 2008, the Company had a loan agreement with Wachovia Bank N.A. (“Wachovia Loan Agreement”) which consisted of two mortgage agreements and a line of credit. The mortgage agreements were collateralized by the land, buildings and equipment at the Company’s distribution center and corporate offices. As of January 3, 2009 there was $19.1 million outstanding under these mortgages which carried fixed monthly payments of $0.2 million. In November 2006, the Company entered into an interest rate swap agreement on these mortgages whereby we paid a fixed rate of between 5.72 percent and 5.77 percent and received a variable rate equal to LIBOR plus 0.65 percent. The line of credit was for $30.0 million and was due to expire on May 30, 2009. At January 3, 2009 there was $10.0 million borrowed under the line of credit in addition to $6.9 million in outstanding stand-by letters of credit.
The Wachovia Loan Agreement has been amended several times since its inception, most recently in September 2008 when the Company requested and was granted a waiver for the violation of a financial covenant. This amendment provided for an increase in the interest rate on borrowings to LIBOR plus 2.75 percent, an unused line fee of 0.5 percent on all amounts not borrowed under the line of credit and payment of a $50,000 waiver/amendment fee.
On January 15, 2009, the Company terminated the Wachovia Loan Agreement and interest rate swaps and entered into a new credit agreement with Wells Fargo Retail Finance, LLC (“WFRF Loan Agreement”). This agreement, which expires on January 15, 2012, is an asset-based senior secured revolving credit facility with an aggregate principal amount of up to $60.0 million. Interest is calculated at either LIBOR or Wells Fargo’s base rate plus between 1.75 and 2.50 percent, which is dependent upon the level of excess availability as defined in the agreement. At closing, the Company borrowed $19.0 million under this agreement and combined with $13.2 million of its own funds repaid all outstanding obligations under the Wachovia Credit Agreement including $18.9 million of principal and interest to satisfy the mortgages, $10.0 million to repay an advance under the line of credit and $2.8 million to terminate the interest rate swaps. Borrowings under this agreement are for revolving periods of up to three months. In addition to the $19.0 million borrowed under the WFRF Loan Agreement, $6.9 million in stand-by letters of credit were issued. After closing the Company had availability of $34.0 million under the line of credit. Subject to availability, there is no debt service requirement during the term of this agreement.

The agreement contains customary terms and conditions which, among other things, restrict the Company’s ability to incur additional indebtedness or guaranty obligations, create liens or other encumbrances, pay dividends, redeem or issue certain equity securities or change the nature of the business. In addition, there are limitations on the type of investments, acquisitions, or dispositions the Company can make. The Company is also required to maintain greater than $90.0 million in book value of inventory and have excess availability of more than 10 percent of the borrowing base or $6.0 million, whichever is less.
In March 2008, the Company received permission from the Internal Revenue Service to change its method of accounting for inventory effective on its 2007 income tax return. As a result of this change, the Company received a tax refund of $7.0 million in June 2008. The Company estimates that it will generate a tax loss in fiscal 2008 that it will be able to carry back to prior years and receive a refund of approximately $1.7 million in fiscal 2009.
We believe our cash on hand, cash generated from operations during the year and available borrowings under our credit agreement with Wells Fargo Retail Finance, LLC will be sufficient to finance our working capital and capital expenditure requirements for at least the next 12 months.
We lease our retail stores and some equipment under non-cancelable operating leases. At January 3, 2009 our total obligations under these operating leases were $261.0 million. The following table reflects as of January 3, 2009 the payments due (including those for unopened stores) for the periods indicated.

	Payments Due By Period ($ 000)
Contractual Obligations	Total	< 1 Year	1 – 3 Years	4 – 5 Years	> 5 Years
Short-term debt (1)	$29,071	$29,071	$—	$—	$—
Store operating leases (2)	260,711	42,737	117,258	51,841	48,875
Equipment leases	249	197	52	—	—
Purchase obligations (3)	5,002	1,696	3,052	254	—
Deferred tax liability (4)	—	—	—	—	—
Liability for uncertain tax positions (5)	—	—	—	—	—

Total contractual cash obligations	$295,032	$73,701	$120,361	$52,095	$48,875

(1)	On January 15, 2009, the Company paid off its line of credit and mortgage obligations with Wachovia Bank. The mortgage obligations had previously been classified as long-term debt. Because the Company had, prior to the end of fiscal 2008, an agreement in principle for a new financing agreement to replace the Wachovia agreement and because the existing mortgages were not refinanced with similar long-term debt, the Company reclassified these mortgages as short-term as of January 3, 2009.

(2)	Most store leases have an average initial term of ten years, with three five-year renewal options, and provide for predetermined escalation in future minimum annual rent. Rent payments are amortized over the initial lease term commencing on the date we take possession. The pro rata portion of scheduled rent escalations has been included in other long-term liabilities in the balance sheet. Amounts listed in this table only include minimum rent payments. Most leases contain provisions that require payment for other items such as real estate taxes, common area maintenance and insurance. Historically, these additional items have been equal to approximately 30 percent of the minimum lease payments.

(3)	Purchase obligations include agreements for goods and services that are enforceable and legally binding to the Company and that specify all significant terms. Such obligations were primarily for the purchase of information technology hardware and software.

(4)	The amount of deferred income taxes has been excluded from the above table as the timing of any cash payment is uncertain. See Note 10 of the Notes to Consolidated Financial Statements for additional information regarding our deferred tax position.

(5)	The Company’s liability for uncertain tax positions was excluded from the table above, as the timing of any cash payment is uncertain.
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
Merchandise Inventories. Effective January 1, 2008, the Company changed its method of accounting for store inventories from the retail inventory method to lower of cost or market, with cost determined using a weighted average method. The Company believes weighted average cost is a preferable method as it results in an inventory valuation which more closely reflects the acquisition cost of inventory and provides for a better matching of cost of sales with the related sales. The Company’s warehouse inventory has historically been valued using weighted average cost. Prior to fiscal 2008, the Company valued its store inventory under the retail inventory method. Under the retail inventory method, store inventories are initially valued at their current retail selling price multiplied by a cost complement to arrive at an inventory value at cost. The cost complement is a ratio of merchandise available for sale at cost to merchandise available for sale at its original selling price. On a quarterly basis, management uses a specific cost method to determine the value of its store inventories. Through its point of sale system, the Company is able to assign a SKU-specific cost to every item sold. Using this information, along with estimates for inventory shrinkage and transportation costs, management estimates cost of sales and inventory during the first three quarters of each year.
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

Our inventory valuation methodology also requires other management estimates and judgment, such as the net realizable value of merchandise designated for clearance or slow-moving merchandise. Our reserve for clearance and slow-moving merchandise is based on several factors, including the quantity of merchandise on hand, sales trends, and future advertising and merchandising plans. The accuracy of these estimates can be impacted by many factors, some of which are outside of management’s control, including changes in economic conditions and consumer buying trends. We believe the process we use results in an appropriate inventory value.
Impairment of Long-lived Assets. In accordance with generally accepted accounting principles, we review long-lived assets for impairment whenever events or changes in circumstance indicate that their carrying amount may not be recoverable by comparing the carrying value of assets with their estimated future undiscounted cash flows. This analysis is performed for each asset group, which in the case of our retail operations is at the individual store level. To the extent these future estimates change, the conclusion regarding impairment may differ from our current estimates, and the loss, if any, would be recognized at that time. The impairment loss is calculated as the difference between asset carrying values and the present value of estimated net cash flows, giving consideration to recent operating performance and pricing trends. In fiscal 2008, we recorded an impairment loss totaling $6.0 million.
Reserve for Closed Stores. We maintain a reserve for future rental obligations, carrying costs and other costs related to closed stores. We recognize exit costs for store closures at the time the store is closed.
The costs of closing a store or facility are calculated as the present value of future rental obligations remaining under the lease, less estimated sublease rental income or the lease termination fee. Once a store has been identified for closure, we accelerate the remaining depreciation so that the assets are fully depreciated at the date of closure. The determination of the reserves is dependent on our ability to make reasonable estimates of costs to be incurred post-closure and of rental income to be received from subleases. The reserves could vary materially if market conditions were to vary significantly from our assumptions. In fiscal 2008 we recorded $7.4 million of store closing costs and the reserve for closed stores was $5.7 million at January 3, 2009.
Income Taxes. We do business in various jurisdictions that impose income taxes. Management determines the aggregate amount of income tax expense to accrue and the amount currently payable based upon the tax statutes of each jurisdiction. This process involves adjusting income determined using generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred taxes are reflected on our balance sheet for temporary differences that will reverse in subsequent years. A change in tax rates is recognized as income or expense in the period in which the change becomes effective. Valuation allowances are recorded to reduce the carrying amount of deferred tax assets, when it is more likely than not that such assets will not be realized. In fiscal 2008, the Company determined that it was necessary to record a valuation allowance against its net deferred tax assets due to, among other factors, the Company’s cumulative three-year loss position. If different judgments had been made, our tax expense, assets and liabilities could have been different.
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
Other Estimates. Management uses estimates in the determination of the required accruals for general liability, workers’ compensation and health insurance. These estimates are based upon examination of historical trends, industry claims experience and, in certain cases, calculations performed by third-party experts. We maintain coverage that limits our loss exposure on both a per-claim and aggregate basis for certain risks. Projected claims information may change in the future and may require management to revise these accruals. Historically, these revisions have not been significant.

We are periodically involved in various legal actions arising in the normal course of business. Management is required to assess the probability of any adverse judgments as well as the potential range of any losses. Management determines the need for any required accruals after a diligent review of the facts of each legal action. Any accruals may change in the future due to new developments in these matters.
Change in Accounting Principles
Effective January 1, 2008, the Company changed its method of accounting for store inventories from the retail inventory method to weighted average cost. See the Merchandise Inventories section of Note 1, ‘Summary of Significant Accounting Policies’ for further discussion.
In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. This interpretation also provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition of tax positions. The recognition threshold and measurement attribute is part of a two step tax position evaluation process prescribed in FIN 48. We adopted FIN 48 as of January 1, 2007. The adoption resulted in recording $0.6 million as an adjustment to retained earnings reflecting the cumulative effect of an accounting change. See Note 10, ‘Income Taxes’ for further discussion.
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
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  It does not expand the use of fair value measurement. The Company adopted SFAS 157 for financial assets and liabilities on January 1, 2008.   The adoption of SFAS 157 did not require material modification of the Company’s fair value measurements and will be substantially limited to expanded disclosures in the notes to our Consolidated Financial Statements relating to those notes that currently have components measured at fair value. In February 2008, the FASB deferred adoption of SFAS 157 for non-financial assets and liabilities, except for those assets that are recognized at fair value on a recurring basis (at least annually), until the fiscal year beginning after December 15, 2008. The Company is currently evaluating the potential impact of the adoption of the additional provisions of SFAS 157 on its Consolidated Financial Statements.
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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of January 3, 2009:

		Fair Value Measurements at January 3, 2009 Using
			Significant Other	Significant
	Total Carrying	Quoted Prices in	Observable	Unobservable
	Value at	Active Markets	Inputs	Inputs
(In thousands)	January 3, 2009	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$79,400	$79,400	$—	$—
Interest rate swaps (1)	(2,400)	—	(2,400)	—

(1)	Included in Accrued expenses on our Consolidated Balance Sheets.
Cash Equivalents are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. Interest rate swaps are measured at fair value using quoted market prices for the swap interest rate indexes over the term of the swap discounted to present value versus the fixed rate of the contract. In addition, given that the swaps were in a liability position, the Company considered its own credit risk in calculating fair value. The adjustment for credit risk was based on credit default swaps and was not material. They are classified within Level 2 of the valuation hierarchy.
New Accounting Pronouncements
In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment to FASB Statement 133,” which requires companies to provide greater transparency through disclosures about how and why the Company uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, the level of derivative activity entered into by the Company and how derivative instruments and related hedged items affect the Company’s financial position, results of operations, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, and will be adopted by the Company in the first quarter of 2009. For the Company, the adoption of SFAS 161 will result in additional disclosures in the notes to the Company’s Consolidated Financial Statements in the event that the Company engages in any derivative transactions.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We invest cash balances in excess of operating requirements primarily in money market mutual funds. The fair value of our cash and equivalents at January 3, 2009 approximated carrying value. A hypothetical decrease in interest rates of 10 percent compared to the rates in effect at year end would reduce our interest income $0.1 million annually.
At January 3, 2009, the Company had $19.1 million in mortgages and $10.0 million outstanding under its line of credit. The interest rates for these mortgages and line of credit fluctuate with market rates and therefore the fair value of these financial instruments will not be impacted by a change in interest rates. In November 2006, we entered into an interest rate swap on these mortgages whereby the Company will pay a fixed interest rate and receive a variable rate. As a result, a 10 percent increase or decrease in interest rates would have no impact on our interest expense as the increase/decrease in interest paid on our mortgages would be offset by a corresponding decrease/increase in the interest received from our swap. A 10 percent decrease in interest rates would cause the fair market value of the swap to decrease by $40,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
A.C. MOORE ARTS & CRAFTS, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of A.C. Moore Arts & Crafts, Inc.:
In our opinion, the consolidated financial statements listed in the accompanying index appearing on page 34 present fairly, in all material respects, the financial position of A.C. Moore Arts & Crafts, Inc. and its subsidiaries at January 3, 2009 and December 31, 2007 and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 3, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2009 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.
As discussed in Note 1 and Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for store inventory in 2008.
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
PricewaterhouseCoopers LLP
Philadelphia, PA
March 13, 2009

A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	January 3,	December 31,
	2009	2007
ASSETS
Current assets:
Cash and cash equivalents	$74,437	$65,195
Inventories	109,365	128,391
Prepaid expenses and other current assets	8,346	11,940
Prepaid and receivable income taxes	1,905	7,411
Deferred tax assets	4,600	7,533

	198,653	220,470

Non-current assets:
Property and equipment, net	92,403	99,328
Other assets	2,690	2,092

	$293,746	$321,890

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$29,071	$2,571
Trade accounts payable	39,274	48,780
Accrued payroll and payroll taxes	2,414	2,980
Accrued expenses	23,879	17,753
Accrued lease liability	1,941	1,440
Other current liabilities	—	1,909

	96,579	75,433

Non-current liabilities:
Long-term debt	—	19,071
Deferred tax liability and other	4,560	8,719
Accrued lease liability	18,307	19,067

	22,867	46,857

	119,446	122,290

Commitments and contingencies (See Note 13)

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; none issued	—	—

Common stock, no par value, 40,000,000 shares authorized; shares issued and outstanding 20,467,151and 20,375,646 at January 3, 2009 and December 31, 2007, respectively	124,909	122,921

Accumulated other comprehensive (loss)	—	(483)

Retained earnings	49,391	77,162

	174,300	199,600

	$293,746	$321,890

The accompanying notes are an integral part of these consolidated financial statements.

A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)

	Fiscal
	2008	2007	2006

Net sales	$534,665	$559,693	$589,506
Cost of sales (including buying and distribution costs)	317,384	330,962	362,678

Gross margin	217,281	228,731	226,828
Selling, general and administrative expenses	232,307	219,597	217,923
Costs related to change in management	—	435	3,376
Store pre-opening and closing expenses	8,742	3,229	4,616

Income (loss) from operations	(23,768)	5,470	913
Interest expense	4,245	1,791	1,547
Interest (income)	(1,210)	(1,997)	(1,224)

Income (loss) before income taxes	(26,803)	5,676	590
Provision for (benefit from) income taxes	(232)	1,893	996

Net income (loss)	$(26,571)	$3,783	$(406)

Basic net income (loss) per share	$(1.31)	$0.19	$(0.02)

Diluted net income (loss) per share	$(1.31)	$0.19	$(0.02)
Certain prior year amounts have been reclassified to conform to current year classification.
The accompanying notes are an integral part of these consolidated financial statements.

A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands except share data)

				Accumulated
				Other
		Common	Retained	Comprehensive
	Shares	Stock	Earnings	Loss	Total
Balance, December 31, 2005	19,816,774	$111,383	$74,393	$—	$185,776
Net (loss)	—	—	(406)	—	(406)
Exercise of stock options	350,324	2,152	—	—	2,152
Tax benefit from exercise of stock options	—	1,606	—	—	1,606
Stock-based compensation expense	—	3,077	—	—	3,077

Balance, December 31, 2006	20,167,098	$118,218	$73,987	$—	$192,205
Net income	—	—	3,783	—	3,783
Unrealized (loss), net of taxes of $322	—	—	—	$(483)	(483)
Total comprehensive income	—	—	—	—	$3,300
Exercise of stock options	131,503	1,626	—	—	1,626
Tax benefit from exercise of stock options	—	433	—	—	433
Stock-based compensation expense	—	2,644	—	—	2,644
Restricted shares, net	77,045				—
Change in accounting principle (Note 10)	—	—	(608)	—	(608)

Balance, December 31, 2007	20,375,646	$122,921	$77,162	$(483)	$199,600
Net (loss)	—	—	(26,571)	—	(26,571)
Unrealized (loss), net of taxes of $633	—	—	—	$(951)	(951)
Reclassification adjustment, net of taxes of $955	—	—	—	1,434	1,434
Total comprehensive income	—	—	—	—	$(26,088)
Exercise of stock options	2,200	8	—	—	8
Tax benefit from exercise of stock options	—	3	—	—	3
Stock-based compensation expense	—	1,977	—	—	1,977
Restricted shares, net	89,305	—	—	—	—
Change in accounting principle (Note 3)	—	—	(1,200)	—	(1,200)

Balance, January 3, 2009	20,467,151	$124,909	$49,391	$—	$174,300

The accompanying notes are an integral part of these consolidated financial statements.

A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(26,571)	$3,783	(406)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,714	14,079	12,281
Stock-based compensation expense	1,977	2,644	3,077
Impairment of fixed assets	6,016	—	—
Loss on disposal of assets	1,112	883	83
Provision for (benefit of) deferred income taxes, net	2,388	5,033	(4,449)
Changes in assets and liabilities:
Inventories	17,012	(5,941)	9,848
Prepaid expenses and other current assets	3,594	(4,770)	(753)
Income taxes receivable	3,193	(6,928)	—
Accounts payable	(9,506)	77	2,258
Accrued payroll, payroll taxes and accrued expenses	5,560	386	6,375
Accrued lease liability	(259)	252	2,928
Income taxes payable	(1,909)	(205)	256
Other	(602)	(683)	(2)

Net cash provided by operating activities	17,719	8,610	31,496

Cash flows from investing activities:
Capital expenditures	(15,917)	(19,022)	(19,534)
Proceeds from maturation of marketable securities	—	—	5,224
Investment in marketable securities	—	—	—

Cash flows (used in) investing activities	(15,917)	(19,022)	(14,310)

Cash flows from financing activities:
Exercise of stock options	8	1,626	2,152
Tax benefit of stock options	3	433	1,606
Borrowing under line of credit	10,000	—	—
Repayment of long-term debt	(2,571)	(2,572)	(2,572)

Net cash provided by (used in) financing activities	7,440	(513)	1,186

Net (decrease) increase in cash and cash equivalents	9,242	(10,925)	18,372
Cash and cash equivalents at beginning of period	65,195	76,120	57,748

Cash and cash equivalents at end of period	$74,437	$65,195	$76,120

Supplemental cash flow information:
Cash paid during the year for:
Interest	$2,190	$1,343	$1,538

Income taxes, net of refunds	$649	$1,898	$3,639

The accompanying notes are an integral part of these consolidated financial statements.

A.C. MOORE ARTS & CRAFTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Organization and Basis of Presentation. A.C. Moore Arts & Crafts, Inc. became a holding company in July 1997 by incorporating in Pennsylvania and exchanging its common stock for all of the capital stock of A.C. Moore Inc. held by its shareholders. The consolidated financial statements include the accounts of A.C. Moore Arts & Crafts, Inc. and its wholly owned subsidiaries (collectively the “Company”). All inter-company accounts and transactions have been eliminated. As of January 3, 2009, the Company operated a 132-store chain of retail arts and crafts stores in the eastern region of the United States.
Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the amount of revenues and expenses during the reporting period. Differences from those estimates, if any, are recorded on our financial statements and accompanying notes in the period they become known.
Fiscal Year. On December 19, 2008 the Board of Directors approved a change in the Company’s fiscal year end, moving it from December 31 to a 52 or 53 week fiscal year ending on the Saturday before or after December 31 of each year. The change was effective beginning with the Company’s fiscal year 2008 “fiscal 2008”, which ended on Saturday January 3, 2009. The change in our fiscal year end from December 31 to January 3 added three additional days to fiscal 2008, which accounted for $3.0 million in fiscal 2008 sales, or 0.6 percent of total sales. “Fiscal 2007”, and “fiscal 2006”, ended on December 31, 2007 and December 31, 2006 respectively. Fiscal 2009 refers to the period from January 4, 2009 through January 2, 2010.
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
Merchandise Inventories. Effective January 1, 2008, the Company changed its method of accounting for store inventories from the retail inventory method to lower of cost or market, with cost determined using a weighted average method. The Company believes weighted average cost is a preferable method as it results in an inventory valuation which more closely reflects the acquisition cost of inventory and provides for a better matching of cost of sales with the related sales. The Company’s warehouse inventory has historically been valued using weighted average cost. Prior to fiscal 2008, the Company valued its store inventory under the retail inventory method. Under the retail inventory method, store inventories are initially valued at their current retail selling price multiplied by a cost complement to arrive at an inventory value at cost. The cost complement is a ratio of merchandise available for sale at cost to merchandise available for sale at its original selling price. On a quarterly basis, management uses a specific cost method to determine the value of its store inventories. Through its point of sale system, the Company is able to assign a SKU-specific cost to every item sold. Using this information, along with estimates for inventory shrinkage and transportation costs, management estimates cost of sales and inventory during the first three quarters of each year.
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
The Company capitalizes certain costs incurred in connection with developing or obtaining internal use software. In fiscal 2008 and fiscal 2007, respectively, the Company capitalized $5.8 million and $0.3 million and amortized $0.5 million and $0.3 million of internal use software cost. The increase in capitalized internal use software in 2008 is due to the implementation of a comprehensive retail merchandising system which was placed in service during the fourth quarter of fiscal 2008. These capitalized software costs are included in “Property and equipment, net” on the Consolidated Balance Sheets, and are being amortized over the estimated useful life of the software, not to exceed five years.
Impairment of Long-lived Assets. In accordance with generally accepted accounting principles, we review long-lived assets for impairment whenever events or changes in circumstance indicate that their carrying amount may not be recoverable by comparing the carrying value of assets with their estimated future undiscounted cash flows. This analysis is performed for each asset group, which in the case of our retail operations is at the individual store level. To the extent these future estimates change, the conclusion regarding impairment may differ from our current estimates, and the loss, if any, would be recognized at that time. The impairment loss is calculated as the difference between asset carrying values and the present value of estimated net cash flows, giving consideration to recent operating performance and pricing trends.
Other Assets. Other assets include amounts incurred to obtain store leases which are being amortized over the life of the original lease.
Revenue Recognition. The Company recognizes revenue at the time of sale of merchandise to its customers, with the exception of the sale of custom frames, which are recognized at the time of delivery. If the purchase is from our e-commerce channel, revenue is recognized at the time of shipment. The value of point of sale coupons, which have a very limited life, and other discounts that result in a reduction of the price paid by the customer are recorded as a reduction of sales. Sales returns, which are reserved for based on historical experience, are provided for in the period that the related sales are recorded. Sales taxes are not recorded as a component of sales.

The following table sets forth total net sales by merchandise category for fiscal years 2008 and 2007:

	Fiscal
(In thousands)	2008	2007
Art and scrapbooking	$156,898	$161,628
Traditional crafts	148,248	145,517
Floral and floral accessories	53,057	61,263
Fashion crafts	51,217	52,638
Home décor and frames	95,183	100,692
Seasonal items	30,061	37,955

Total	$534,665	$559,693

During the third quarter of fiscal 2008, the Company began testing a customer loyalty program in a limited number of stores. This program allows members to earn points for purchases of merchandise at the participating locations. When members have earned a specified number of points they are entitled to receive a certificate that may be redeemed on future purchases. The value of points earned are recorded as a reduction of revenue at the time the points are earned and the value of unredeemed points is included in “Accrued expenses” on our Consolidated Balance Sheets.
Proceeds from the sale of gift cards are recorded as gift card liabilities and recognized as revenue when redeemed by the holder. Unredeemed gift cards are evaluated to determine whether the likelihood for redemption is remote (gift card breakage). We recognize gift card breakage as income based on historical redemption patterns. In fiscal 2008 and fiscal 2007, we recognized income of $0.5 million and $0.6 million, respectively, related to gift card breakage.
Lease Accounting. The Company commences accounting for store leases on the date they take possession of the leased space. Landlord allowances and incentives are recorded as deferred rent liabilities and are amortized as a reduction of rent expense over the initial term of the lease, commencing with the date of possession.
Reserve for Closed Stores. We maintain a reserve for future rental obligations, carrying costs and other closing costs related to closed stores. The reserve for closed stores was $5.7 million and $0.8 million at January 3, 2009 and December 31, 2008, respectively. This reserve is included in “Accrued expenses” on our Consolidated Balance Sheets.
Store Pre-opening and Closing Costs. Store pre-opening costs are expensed as incurred and include direct incremental costs to prepare a store for opening, including rent expense from the date we take possession of the property.
Store closing costs are accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS No. 112, “Employers’ Accounting for Postemployment Benefits”. Store closing costs include employee severance, inventory liquidation costs, lease termination payments and the net present value of future lease obligations less estimated sub-lease income.
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
Prior to fiscal 2008, store closing costs were included as a component of Selling, general and administrative expenses on the Consolidated Statement of Operations. For consistency in reporting the Company has reclassified store closing costs of $0.6 million in fiscal 2007 and $1.4 million in fiscal 2006 from Selling, general and administrative expenses to Store pre-opening and closing costs.

The following table sets forth the components of store pre-opening and closing costs:

	Fiscal
(In thousands)	2008	2007	2006
Store pre-opening costs	$1,295	$2,608	$3,241
Store closing costs	7,447	621	1,375

	$8,742	$3,229	$4,616

Advertising Costs. The costs incurred for advertising are expensed in the first period the advertising takes place. We have cooperative advertising agreements with many of our vendors. However, they do not require that we advertise specific products. Cooperative advertising funds are recorded as a reduction in the purchase price of merchandise and recognized in cost of sales when the merchandise is sold. Advertising expense was $28.8 million, $32.8 million and $34.3 million fiscal 2008, 2007 and 2006, respectively, and is included in selling, general, and administrative expense.
Insurance Liabilities. The Company uses a combination of third-party and self-insurance to cover certain risks, including workers’ compensation, general liability, property, ocean marine and medical claims. Insurance liabilities are a component of “Accrued expenses” on our Consolidated Balance Sheets and represent an estimate of the ultimate cost of our uninsured liability as of the balance sheet date, less claims that have been paid. These liabilities are actuarially estimated based on historical data and industry trends.
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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of January 3, 2009:

		Fair Value Measurements at January 3, 2009 Using
			Significant Other	Significant
	Total Carrying	Quoted Prices in	Observable	Unobservable
	Value at	Active Markets	Inputs	Inputs
(In thousands)	January 3, 2009	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$79,400	$79,400	$—	$—
Interest rate swaps (1)	(2,400)	—	(2,400)	—

(1)	Included in Accrued expenses on our Consolidated Balance Sheets.
Cash Equivalents are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. Interest rate swaps are measured at fair value using quoted market prices for the swap interest rate indexes over the term of the swap discounted to present value versus the fixed rate of the contract. In addition, given that the swaps were in a liability position the Company considered its own credit risk in calculating fair value. The adjustment for credit risk was based on credit default swaps and was not material. They are classified within Level 2 of the valuation hierarchy.
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
Stock-based Compensation. In accordance with SFAS 123(R), “Share-Based Payment,” the Company recognizes compensation expense in the Consolidated Statement of Operations related to the fair value of its stock-based awards. The Company recognizes the cost of all stock-based awards on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures.
The Company determines fair value of such awards using the Black-Scholes options pricing model with the following weighted-average assumptions:

	Fiscal
	2008		2007		2006
Average fair value of awards	$2.20		$7.72		$8.99
Risk free interest rate	2.7%		4.6%		4.6%
Dividend yield	—		—		—
Average expected life	4.5	yrs	4.5	yrs	6.0	yrs
Expected stock price volatility	46.3%		38.0%		44.4%
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
In fiscal 2008, the Company recognized $2.0 million of stock-based compensation as a component of selling general and administrative expense. In fiscal 2007, the Company recognized $2.6 million of stock-based compensation, of which $2.8 million was included as a component of selling, general and administrative expense and $0.2 million was included as a reduction in costs related to change in management.

Income Taxes. The Company uses the asset and liability method of accounting for income taxes. The Company does business in various jurisdictions that impose income taxes. Management determines the aggregate amount of income tax expense to accrue and the amount currently payable based upon the tax statutes of each jurisdiction. This process includes adjusting income determined using generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred taxes are reflected on the Company’s balance sheet for temporary differences that will reverse in subsequent years. When the Company believes the recovery of all or a portion of a deferred tax asset is not likely, the Company establishes a valuation allowance. During fiscal 2008, the Company generated a cumulative three-year loss. Based on this, and other available evidence, management concluded that a valuation allowance of $10.5 million should be recorded against its net deferred tax asset.
As of the beginning of fiscal 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. This interpretation also provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition of tax positions. The recognition threshold and measurement attribute is part of a two step tax position evaluation process prescribed in FIN 48. The adoption resulted in recording $0.6 million as an adjustment to retained earnings, reflecting the cumulative effect of an accounting change. See Note 10, “Income Taxes” for further discussion.
2. New Accounting Pronouncements
In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment to FASB Statement 133,” which requires companies to provide greater transparency through disclosures about how and why the Company uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, the level of derivative activity entered into by the Company and how derivative instruments and related hedged items affect the Company’s financial position, results of operations, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, and will be adopted by the Company in the first quarter of 2009. For the Company, the adoption of SFAS 161 will result in additional disclosures in the notes to the Company’s Consolidated Financial Statements in the event that the Company engages in any derivative transactions.
3. Merchandise Inventories
Effective January 1, 2008, the Company changed its method of accounting for store inventories from the retail inventory method to lower of cost or market, with cost determined using a weighted average method. The Company believes weighted average cost is a preferable method as it results in an inventory valuation which more closely reflects the acquisition cost of inventory and provides for a better matching of cost of sales with the related sales. The Company’s warehouse inventory has historically been valued using weighted average cost.
When the Company changed its method of accounting for store inventory it applied the provisions of SFAS 154, “Accounting Changes and Error Corrections” which states that when it is impracticable to determine the cumulative effect of applying a change of accounting principle to any prior period, the effect of the change will be applied to the balances of assets and liabilities as of the beginning of the earliest period that retrospective application is practicable and that a corresponding adjustment be made to retained earnings. Prior to December 31, 2007, the Company did not take physical inventories at the SKU level and as such was not able to value its inventory using weighted average cost for prior periods. Accordingly, as of January 1, 2008, the Company reduced the value of its beginning inventory by $2.0 million and recorded a corresponding adjustment, net of tax of $0.8 million, as a reduction to retained earnings.

4. Impairment of Long-lived Assets
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
During the second quarter of fiscal 2008, as a result of the completion of the real estate portfolio review discussed further in Note 5, Store Closing Costs, the Company recorded an impairment charge of $1.8 million against the fixed assets of certain stores which will remain in operation based on a review of the historical cash flow and projected future performance of these stores. During the fourth quarter of fiscal 2008, the Company again tested its long-lived assets for recoverability given the continued deterioration in operating performance. As a result of this analysis the Company recorded an additional $4.2 million impairment charge. These charges are included in Selling, general and administrative expenses on the Consolidated Statements of Operations.
5. Store Closing Costs
The Company regularly reviews store performance. If the Company were to determine that a store does not meet certain performance criteria over a sustained period of time, the Company may determine to close that location. Store closing costs include non-cancellable lease obligations, asset related charges, employee severance, inventory liquidation and other costs. Store closing costs are accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS No.112, “Employers’ Accounting for Postemployment Benefits”.
The following table sets forth the components of store closing costs:

	Fiscal
(In thousands)	2008	2007	2006
Non-cancellable lease obligations	$5,702	$—	$1,308
Asset related charges	580	460	—
Severence, liquidation and other	1,165	161	67

	$7,447	$621	$1,375

In June 2008, the Company announced the results of a real estate portfolio review which began during the first quarter of the year. The intent of this review was to evaluate existing store performance and the prospects for new stores in order to identify underperforming locations and develop a strategy for locations that were no longer economically viable. As a result of this analysis, the Company reduced its planned store openings for fiscal 2008 from a previously announced 14 locations to nine and closed nine locations.
In fiscal 2007, the Company’s management decided to close two stores.
In fiscal 2006, the Company’s management decided to close one store. In addition, the Company paid a fee in connection with the termination of a real estate lease related to a location where the Company had not yet opened a store.

6. Costs Related to Change in Management
The Company incurred no costs in fiscal 2008 and $0.4 million and $3.4 million of costs in fiscal 2007 and fiscal 2006, respectively, related to change in management. These costs include severance for departing officers and employees as well as recruiting costs for new officers. Between June 1, 2006 and June 1, 2007, the Company replaced, reclassified or separated a total of 28 officers at the Vice President level and above.
7. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year
(In thousands, except per share data)	2008	2007	2006

Net income (loss)	$(26,571)	$3,783	$(406)

Weighted average shares:
Basic	20,301	20,246	19,929
Incremental shares from assumed exercise of stock options and stock appreciation rights	—	56	—
Incremental restricted shares	—	47	—

Diluted	20,301	20,349	19,929

Basic net income (loss) per share	$(1.31)	$0.19	$(0.02)

Diluted net income (loss) per share	$(1.31)	$0.19	$(0.02)

Stock options and stock appreciation rights excluded from the calculation because the exercise price was greater than the average market price	1,439	807	937

Potentially dilutive shares excluded from the calculation as the result would be anti-dilutive	228	—	90

8. Property and Equipment
Property and equipment consists of:

	Fiscal Year Ended
(In thousands)	2008	2007	2006

Land	$2,466	$2,466	$2,466
Buildings and improvements	38,370	38,370	38,370
Furniture, fixtures, software and equipment	135,862	123,589	107,148
Leasehold improvements	8,183	5,849	6,205
Equipment for future stores	552	2,179	1,260

	185,433	172,453	155,449
Less: Accumulated depreciation and amortization	(93,030)	(73,125)	(60,181)

	$92,403	$99,328	$95,268

9. Financing Agreement
At the end of fiscal 2008, the Company had a loan agreement with Wachovia Bank N.A. (“Wachovia Loan Agreement”) which consisted of two mortgages and a line of credit. The mortgages were collateralized by the land, buildings and equipment at the Company’s distribution center and corporate offices. As of January 3, 2009 there was $19.1 million outstanding under these mortgages which carried fixed monthly payments of $0.2 million. The line of credit was for $30.0 million and was due to expire on May 30, 2009. At January 3, 2009 there was $10.0 million borrowed under the line of credit in addition to $6.9 million of outstanding stand-by letters of credit. In November 2006, the Company entered into an interest rate swap agreement on the mortgages whereby we pay a fixed rate of between 5.72 percent and 5.77 percent and receive a variable rate equal to LIBOR plus 0.65 percent.
The Wachovia Loan Agreement has been amended several times since its inception, most recently in September 2008 when the Company requested and was granted a waiver for the violation of a financial covenant. This amendment provided for an increase in the interest rate on borrowings to LIBOR plus 2.75 percent, an unused line fee of 0.5 percent on all amounts not borrowed under the line of credit and payment of a $50,000 waiver/amendment fee.
On January 15, 2009, the Company terminated the Wachovia Loan Agreement and interest rate swap and entered into a new credit agreement with Wells Fargo Retail Finance, LLC (“WFRF Loan Agreement”).
Because the terms of the WFRF Loan Agreement had been substantially finalized prior to the end of fiscal 2008 and the existing Wachovia mortgages were not refinanced with similar long-term debt the Company has classified the Wachovia mortgages as short-term debt as of January 3, 2009. In addition, the interest rate swap no longer qualified for hedge accounting treatment under FAS 133, “Accounting for Derivative Instruments and Hedging Activities,” because it was no longer probable that the transaction would continue. As such, losses on the swap that were previously deferred in accumulated other comprehensive income (“AOCI”) were reclassified to earnings during the fourth quarter of fiscal 2008. The total mark to market loss on the swap as of January 3, 2009, including the fair value adjustment previously deferred in AOCI, was $2.4 million and is recorded as “Interest expense” in the Consolidated Statements of Operations.
Upon closing of the WFRF Loan Agreement, the Company borrowed $19.0 million under the line of credit and, combined with $13.2 million of its own funds, repaid all outstanding obligations under the Wachovia Credit Agreement including $18.9 million of principal and interest to satisfy the mortgages, $10.0 million to repay an advance under the line of credit and $2.8 million to terminate the interest rate swap. Borrowings under this agreement are for revolving periods of up to three months. In addition $6.9 million in stand-by letters of credit were issued. After closing, the Company had availability under the line of credit of $34.0 million under the line of credit. Subject to availability, there is no debt service requirement during the term of this agreement.

This agreement, which expires on January 15, 2012, is an asset-based senior secured revolving credit facility in an aggregate principal amount of up to $60.0 million. Interest is calculated at either LIBOR or Wells Fargo’s base rate plus between 1.75 and 2.50 percent, which is dependent upon the level of excess availability as defined in the agreement. In addition, the Company will pay an annual fee of between 0.25 and 0.50 percent on the amount of unused availability, which is also dependent on the level of excess availability. At closing, the Company had paid or incurred approximately $0.7 million in deferred financing costs which will be amortized over the term of the agreement.
The agreement contains customary terms and conditions which, among other things, restrict the Company’s ability to incur additional indebtedness or guaranty obligations, create liens or other encumbrances, pay dividends, redeem or issue certain equity securities or change the nature of the business. In addition, there are limitations on the type of investments, acquisitions, or dispositions the Company can make. As defined in the agreement, the Company is also required to maintain greater than $90.0 million in book value of inventory and have excess availability of more than 10 percent of the borrowing base or $6.0 million, whichever is less.
The agreement defines various events of default which include failure to pay amounts when due, cross-default provisions, material liens or judgments, insolvency, bankruptcy or a change of control. Upon the occurrence of an event of default, the lender may take actions that include increasing the interest rate on outstanding obligations, discontinue making advances and accelerating the Company’s obligations.
10. Income Taxes
On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes”. As a result of adopting these provisions, the Company recognized an increase in a reserve for uncertain tax positions totaling $0.6 million. This increase was accounted for as an adjustment to the beginning balance of retained earnings. The Company’s reserve for uncertain tax positions is included under the caption “Accrued expenses” on our Consolidated Balance Sheets. Effective with the adoption of FIN 48, the Company will record interest as a component of interest expense and penalties are recorded as a component of income tax expense. Prior to the adoption of FIN 48, interest accrued on unrecognized tax benefits was recorded as a component of income tax expense.
A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Fiscal
(In thousands)	2008	2007
Gross unrecognized tax benefits, beginning of period	$2,826	$1,059
Increases in tax positions for prior years	563	46
Decreases in tax positions for prior years	(493)	—
Increases in tax positions for current year	388	1,721
Settlements	(3,033)	—
Lapse in statute of limitations	—	—

Gross unrecognized tax benefits, end of period	$251	$2,826

Of the $251,000 in unrecognized tax benefits as of January 3, 2009 $143,000 would affect the effective tax rate if recognized. During fiscal 2008, the Company recognized $340,000 of tax related interest in its Consolidated Statements of Operations and had $10,000 of tax related interest accrued on its January 3, 2009 Consolidated Balance Sheet.

The Company is subject to U.S. Federal income tax as well as income tax within the states in which it operates. In February 2008, the Company finalized an audit with the Internal Revenue Service that covered the 2004, 2005 and 2006 tax years. The Company is currently under audit for its 2007 U.S. Federal income tax return. The Company has substantially concluded all material tax matters in states where it files tax returns through the 2004 tax year.
In March 2008, the Company received permission from the Internal Revenue Service to change its method of accounting for inventory effective on its fiscal 2007 income tax return. As a result of this change, the Company received a tax refund of $7.0 million in June 2008. The Company estimates that it will generate a tax loss in fiscal 2008 that it will be able to carry back to prior years and receive a refund of approximately $1.7 million.
A reconciliation of income tax expense at the federal income tax rate to the income tax provision is as follows:

	Fiscal
(In thousands)	2008	2007	2006

United States federal taxes at statutory rate	$(9,381)	$1,986	$206
State and local taxes, net	(1,679)	176	119
Change in estimates for uncertain tax positions	309	229	98
Change in tax rates	—	—	329
Valuation allowance	10,474	174	170
Incentive stock option compensation	32	150	468
Tax free interest	(304)	(614)	(292)
Other	317	(208)	(102)

Income tax provision (benefit)	$(232)	$1,893	$996

The income tax provision consists of the following:

	Fiscal
(In thousands)	2008	2007	2006

Current tax expense (benefit):
Federal	$(3,249)	$(3,231)	$4,834
State	629	91	611

Total current	(2,620)	(3,140)	5,445

Deferred tax expense (benefit):
Federal	1,828	4,922	(4,550)
State	560	111	101

Total deferred	2,388	5,033	(4,449)

Total income tax provision (benefit)	$(232)	$1,893	$996

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

	Fiscal Year Ended
(In thousands)	2008	2007	2006

Current deferred taxes
Inventory valuation	$2,402	$2,838	$9,895
Accrued expenses	5,876	3,277	2,823
Deferred revenue	265	1,731	—
Valuation allowance	(3,943)	(544)	(591)
Other	—	231	(763)

Total current deferred taxes	$4,600	$7,533	$11,364

Non-current deferred taxes
Property and equipment	(14,501)	(14,895)	(14,798)
Stock option compensation	2,368	1,604	701
Accrued rent expense	5,946	6,931	6,773
Federal net operating losses and credits	6,328	—	—
State net operating loss carryforwards	3,412	1,895	424
Valuation allowance	(8,577)	(2,463)	(771)
Other	529	304	1,066

Total non-current deferred taxes	(4,495)	(6,624)	(6,605)

Net deferred tax	$105	$909	$4,759

Deferred tax assets	$27,126	$18,811	$21,682
Deferred tax liabilities	(27,021)	(17,902)	(16,923)

Net deferred tax	$105	$909	$4,759

At January 3, 2009, the Company had approximately $16.3 million of federal and $62.9 million of state net operating loss (“NOLs”) carry forwards, none of which will expire in fiscal 2009, with the balance expiring through 2028. If utilized, these NOLs would result in future federal tax benefits of $5.7 million and combined net future state tax benefits of $3.4 million. The Company has recorded valuation allowances against all federal and state deferred tax assets and NOLs as management believes it is more likely that they will not be realized.
In connection with the adoption of FAS 123(R), the Company elected to calculate its pool of excess tax benefits under the short cut method. At January 3, 2009 this pool was $7.2 million and can be used to offset future tax expense if deferred tax assets relating to stock options are not realized.
11. Stock-based Compensation
At the Annual Meeting of Shareholders held on June 7, 2007, the Company’s shareholders approved the A.C. Moore Arts & Crafts, Inc. 2007 Stock Incentive Plan (the “2007 Stock Incentive Plan”). Awards issued under the 2007 Stock Incentive Plan may take the form of stock options, stock appreciation rights, restricted stock awards, performance awards or stock units.
The 2007 Stock Incentive Plan replaced the Company’s existing stock option plans, which include the 1997 Employee, Director and Consultant Stock Option Plan and the 2002 Stock Option Plan. No further grants or awards will be made under those plans. The aggregate number of shares of common stock subject to award under the 2007 Stock Incentive Plan is 1,000,000. This share reserve will be increased by, as of January 3, 2009, up to 1,046,099 shares relating to options outstanding under the existing plans that are not exercised due to expiration, termination, cancellation or forfeiture.

The following table summarizes information about the stock award and restricted stock activity for fiscal 2008 and 2007, and options outstanding as of January 3, 2009. The $2.6 million of share-based compensation expense recorded in the year ended December 31, 2007 included a $0.2 million benefit from forfeited options that was included as a reduction in cost related to change in management.

	Fiscal
(In thousands except per share data and # of months)	2008	2007
Stock-based compensation expense	$1,977	$2,644
Effect on net income	1,977	1,759
Effect on earnings per share	0.10	0.09
Market value in excess of grant price for options exercised	6	1,071
Intrinsic value of options outstanding	27	963
Unrecognized compensation cost	$3,264	$4,295
Months over which compensation costs will be recognized	57	48
Shares available for future grant	734	1,094
Summarized in the following tables are the stock options and restricted stock activity for awards under the 1997 Employee, Director and Consultant Plan, the 2002 Stock Options Plan, and the 2007 Stock Incentive Plan:
Stock Options and Stock Appreciation Rights
Stock options and stock appreciation rights activity in the Company’s stock plans for fiscal 2008 and fiscal 2007 was as follows:

	Fiscal 2008		Fiscal 2007
	Stock Options and	Weighted Average	Stock Options and	Weighted Average
	Stock Appreciation Rights	Exercise Price	Stock Appreciation Rights	Exercise Price
Outstanding at beginning of period	1,249,606	$19.82	1,367,678	$19.50
Activity:
Granted	487,996	5.32	336,300	20.52
Forfeited	234,948	16.19	322,869	22.50
Exercised	2,200	3.84	131,503	12.63

Outstanding at end of period	1,500,454	$15.34	1,249,606	$19.82

The following table summarizes information about stock options and stock appreciation rights outstanding at January 3, 2009:

	Stock Options and			Stock Options and
	Stock Appreciation Rights Outstanding			Stock Appreciation Rights Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining Life	Average		Remaining Life	Average
Range of Exercise Prices	Shares	(Years)	Exercise Price	Shares	(Years)	Exercise Price

2.88 – 4.50	196,804	5.1	$1.90	61,804	1.1	$3.46
4.51 – 8.50	337,241	5.8	7.08	45,986	2.5	8.32
8.51 – 18.50	272,700	7.3	17.20	195,966	7.3	17.25
18.51 – 22.00	397,642	5.0	20.53	284,376	5.0	20.53
22.01 – 27.15	296,067	5.6	25.01	285,800	5.6	25.11

	1,500,454	5.7	$15.34	873,933	5.3	$19.44

Restricted Stock
Certain of the restricted stock awards carry a performance-based vesting feature which allows for accelerating vesting if the targets are met. If the targets are not met, the awards vest after periods of between four and five years.
The following table summarizes activity for restricted stock awards:

	Fiscal 2008		Fiscal 2007
	Number of	Weighted Average	Number of	Weighted Average
	Shares	Grant Date Fair Value	Shares	Grant Date Fair Value
Outstanding at beginning of period	77,045	$20.89	0	$—
Activity:
Granted	120,953	7.19	77,045	20.89
Vested	3,815	21.84	0	—
Cancelled	31,648	14.41	0	—

Outstanding at end of period	162,535	$11.86	77,045	$20.89

12. Retirement Plan
In January 1999, the Company established a 401(k) savings plan (the “401(k) Plan”) for eligible team members. Participation in the 401(k) Plan is voluntary and available to any team member who is at least 21 years of age and has completed a three month eligibility period. Participants may elect to contribute up to 100 percent of their eligible compensation. In accordance with the provisions of the 401(k) Plan, the Company makes a matching contribution to the account of each participant in an amount equal to 25 percent of the first six percent of eligible compensation contributed by each participant with a maximum annual match of $1,500. The Company’s matching contribution expense for fiscal years 2008, 2007 and 2006 was $0.2 million, $0.3 million and $0.4 million, respectively. Effective with the first payroll of 2009, the Company suspended the matching contribution.
13. Commitments and Contingencies
Commitments
The Company leases its retail stores and some vehicles under non-cancelable operating leases. Most store leases have an average initial term of ten years, with three five year renewal options, and provide for predetermined escalations in future minimum annual rent or additional rent contingent upon store sales levels. Rent escalations are amortized over the initial term commencing on the date the Company takes possession. The pro rata portion of rent holidays and scheduled rent escalations has been included in accrued lease liabilities in the accompanying balance sheet. For fiscal 2008 and fiscal 2007, the amount of rent paid over the amount of rent expense recognized was $2.1 million and $1.0 million, respectively. For fiscal 2006, the amount of rent expense recognized over the amount paid was $0.5 million.
Rent expense under operating leases consists of:

	Fiscal
(In thousands)	2008	2007	2006

Minimum rentals	$40,508	$36,036	$33,024
Contingent payments	46	83	76

	$40,554	$36,119	$33,100

As of January 3, 2009, the Company had entered into two lease agreements for stores scheduled to open in 2009. Future minimum lease payments (including those for unopened stores) as of January 3, 2009 for non-cancelable operating leases with terms in excess of one year are as follows (in thousands):

2009	$42,737
2010	42,561
2011	39,298
2012	35,398
2013	28,878
Thereafter	71,839

Total minimum future rentals	$260,711

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
14. Related Party Transactions
Richard J. Drake, a director of the Company who retired in February 2007, is a member of a law firm which the Company retained. The Company paid fees to Mr. Drake’s firm in the amounts of $0, $2,735 and $56,972 during the years ended January 3, 2009, December 31, 2007 and December 31, 2006, respectively.
Michael J. Joyce, a director of the Company since 2004, Chairman of the Board and chair of the Company’s Audit Committee, was a director of Heritage Property Investment Trust, Inc., until October 5, 2006, when Heritage was acquired by affiliates of Centro Properties Group. The Company paid rent to Heritage in the amount of $0, $0 and $249,742 during the years ended January 3, 2009, December 31, 2007 and December 31, 2006, respectively.
Neil A. McLachlan, a director of the Company since February 2007, is President of the Consumer & Office Products Group of MeadWestvaco Corporation. The Company purchased $322,233 and $29,000, respectively of merchandise to sell in its stores from MeadWestvaco Corporation in the years ended January 3, 2009 and December 31, 2007. Mr. McLachlan was not involved in these transactions and did not receive any compensation for these transactions.
The employment of Janet Parker, the Company’s former Executive Vice President, Merchandising and Marketing, terminated effective July 31, 2006. Ms. Parker is the daughter of Jack Parker, the Company’s former Chief Executive Officer, and Patricia A. Parker, the Company’s former Executive Vice President, Merchandising. The Company and Janet Parker entered into a separation agreement in July 2006 pursuant to which she received severance in an amount equal to one year’s compensation at her then current rate paid in twelve monthly installments. In 2006, Ms. Parker received salary in the amount of $102,083, severance of $72,917 and a matching contribution by the Company to her 401(k) account in the amount of $1,500.
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
ITEM 9A. CONTROLS AND PROCEDURES.
Background
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of January 3, 2009. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of January 3, 2009, our disclosure controls and procedures, as defined in Rule 13a-15(e), were effective to ensure that (i) information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of January 3, 2009 based on the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of January 3, 2009, based on criteria in Internal Control- Integrated Framework issued by the COSO.
The effectiveness of the Company’s internal control over financial reporting as of January 3, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
As of December 31, 2007 and through the first three quarters of 2008, we had a material weakness in our controls over the formulas used to calculate the cost complement to value our store inventories under the retail inventory method and the estimates used to determine the timing of recognition of internal transfer costs on imported merchandise.

During the most recently ended fiscal quarter, we remediated the previously reported material weakness in our internal control related to the accounting for store inventory under the retail inventory method. Effective January 1, 2008 we changed our method of accounting for store inventories from RIM to a specific costing method using weighted average cost (“WAC”). Inventory held in our distribution center has historically been and is currently valued using WAC. In addition, the implementation of a store perpetual inventory system in January 2008 enabled management to refine estimates relating to our deferred internal transfer costs because a perpetual inventory allows us to determine the value of import merchandise relating to on-hand quantities in our stores and at our distribution center.
Management has evaluated the design of its WAC inventory valuation, perpetual inventory system and additional internal controls, placed them in operation for a sufficient period of time and subjected them to appropriate tests in order to conclude that they were operating effectively. Therefore, management has concluded that the material weakness related to the accounting for store inventory was remediated as of January 3, 2009.
ITEM 9B. OTHER INFORMATION
Not Applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Incorporated by reference from our Proxy Statement relating to our 2009 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Form 10-K, except information concerning our executive officers which is set forth in Part I of this Annual Report on Form 10-K and which is incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION.
Incorporated by reference from our Proxy Statement relating to our fiscal 2009 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Incorporated by reference from our Proxy Statement relating to our fiscal 2009 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Form 10-K.

Equity Compensation Plan Information
The following table summarizes information regarding our existing equity compensation plans as of January 3, 2009:

(c)
	(a)		Number of securities
	Number of securities	(b)	remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of outstanding	exercise price of	equity compensation
	options, warrants and	outstanding options,	plans (excluding securities
Plan Category	rights	warrants and rights	reflected in column (a))

Equity compensation plans approved by security holders (1)	1,500,454	$15.34	734,262

Equity compensation plans not approved by security holders	—	—	—

Total	1,500,454	$15.34	734,262

(1)	These plans are our 1997 Employee, Director and Consultant Stock Option Plan, 2002 Stock Option Plan and 2007 Stock Incentive Plan.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDANCE.
Incorporated by reference from our Proxy Statement relating to our fiscal 2009 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Form 10-K.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
Incorporated by reference from our Proxy Statement relating to our fiscal 2009 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Form 10-K.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)	The following documents are filed as part of this Annual Report on Form 10-K:
(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at January 3, 2009 and December 31, 2007

Consolidated Statements of Operations for each of the three fiscal years in the period ended January 3, 2009

Consolidated Statements of Changes in Shareholders’ Equity for each of the three fiscal years in the period ended January 3, 2009

Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended January 3, 2009

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts

All other schedules have been omitted because they are not applicable, not required or the information is included elsewhere herein.

(3)	Exhibits:

The exhibits filed as part of this report are listed under exhibits at subsection (b) of this Item 15.
(b)	Exhibits:

Exhibit Number	Description

3.1(1)	Articles of Incorporation.

3.1.1(2)	Amendment to Articles of Incorporation.

3.1.2(3)	Amendment to Articles of Incorporation.

3.2(4)	Amended and Restated Bylaws.

+10.1(1)	1997 Employee, Director and Consultant Stock Option Plan.

+10.2(1)	Form of Incentive Stock Option Agreement under the 1997 Employee, Director and Consultant Stock Option Plan.

+10.3(5)	2002 Stock Option Plan.

+10.4(6)	Form of Incentive Stock Option/Non-Qualified Option Agreement under the 2002 Stock Option Plan.

+10.5(7)	2007 Annual Incentive Plan.

+10.6(8)	2007 Stock Incentive Plan.

+10.7(8)	Form of Stock Unit Agreement under the 2007 Stock Incentive Plan.

Exhibit Number		Description

+10.8	(8)	Form of Nonqualified Stock Option Agreement under the 2007 Stock Incentive Plan.

+10.9	(8)	Form of Incentive Stock Option Agreement under the 2007 Stock Incentive Plan.

+10.10	(8)	Form of Stock Appreciation Rights Agreement under the 2007 Stock Incentive Plan.

+10.11	(8)	Form of Restricted Stock Agreement under the 2007 Stock Incentive Plan.

10.12	(9)	Amended and Restated Loan Agreement, dated as of May 31, 2008, between the Company and Wachovia Bank, National Association (“Wachovia”).

10.13	(9)	Amendment to Loan Documents, dated as of May 31, 2008, between the Company and Wachovia.

10.14	(9)	Amended and Restated Promissory Note, dated as of May 31, 2008, between the Company and Wachovia.

10.15	(10)	Promissory Note and Loan Modification, dated as of September 18, 2008, between the Company and Wachovia Bank, National Association.

10.16	(11)	Amended and Restated Swap Transaction Confirmation, signed on December 8, 2006 and effective as of November 27, 2006.

10.17	(11)	Amended and Restated Swap Transaction Confirmation, signed on December 8, 2006 and effective as of November 27, 2006.

10.18	(12)
Credit Agreement, dated as of January 15, 2009, among A.C. Moore Incorporated, as the Lead Borrower, the Borrowers now or hereafter party thereto, the Guarantors now or hereafter party thereto, each lender from time to time party thereto, and Wells Fargo Retail Finance, LLC, as Administrative Agent, Collateral Agent and Swing Line Lender.

10.19	(12)
Security Agreement, dated as of January 15, 2009, by and among A.C. Moore Incorporated, A.C. Moore Arts & Crafts, Inc., Moorestown Finance, Inc., Blackwood Assets, Inc., and Wells Fargo Retail Finance, LLC, as collateral agent.

10.20	(12)
Guaranty, dated as of January 15, 2009, by A.C. Moore Arts & Crafts, Inc., Moorestown Finance, Inc., and Blackwood Assets, Inc. in favor of Wells Fargo Retail Finance, LLC, as administrative agent and collateral agent, and the Credit Parties.

+10.21	(13)	Employment Agreement, effective as of June 1, 2006, between the Company and Rick A. Lepley.

Exhibit Number	Description

+10.22(13)	Form of Option Agreement between the Company and Rick A. Lepley.

+10.23(14)	First Amendment, dated as of November 15, 2006, to the Employment Agreement, dated as of June 1, 2006, between the Company and Rick A. Lepley.

+10.24(3)
Second Amendment, dated as of November 19, 2007, to the Employment Agreement, dated as of June 1, 2006, between the Company and Rick A. Lepley, as amended by the First Amendment, dated as of November 15, 2006.

+10.25
Third Amendment, dated as of December 3, 2008, to the Employment Agreement, dated as of June 1, 2006, between the Company and Rick A. Lepley, as amended by the First Amendment, dated as of November 15, 2006, and by the Second Amendment, dated as of November 19, 2007.

+10.26(15)	Letter Agreement, dated November 28, 2007, between the Company and Joseph A. Jeffries.

+10.27(9)	First Amendment, dated August 6, 2008, to Employment Letter dated November 28, 2007, between the Company and Joseph A. Jeffries.

+10.28(10)	Amendment and Restatement, dated as of September 24, 2008, of Employment Letter, dated as of March 21, 2007, between the Company and Michael G. Zawoysky.

+10.29(2)	Employment Agreement, effective as of July 24, 2006, between the Company and Amy Rhoades.

+10.30(2)	First Amendment, dated as of November 15, 2006, to the Employment Agreement, dated as of July 24, 2006, between the Company and Amy Rhoades.

+10.31(3)
Second Amendment, dated as of November 19, 2007, to the Employment Agreement, dated as of July 24, 2006, by and between the Company and Amy Rhoades, as amended by the First Amendment, dated as of November 15, 2006.

+10.32(16)	Form of Special Retention Award Agreement.

+10.33(17)	Letter Agreement, dated July 3, 2007, between the Company and Craig R. Davis.

+10.34(18)	Separation Agreement, dated July 17, 2007, between the Company and Lawrence H. Fine.

Exhibit Number	Description

18.1(19)
Preferability letter provided by PricewaterhouseCoopers LLC, our independent registered public accounting firm to change our method of accounting for valuing store inventories to weighted average cost.

21.1	Subsidiaries of the Company.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-32859) filed on August 5, 1997.

(2)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2006.

(3)	Incorporated by reference to the Company’s Form 8-K filed on November 21, 2007.

(4)	Incorporated by reference to the Company’s Form 8-K filed on August 27, 2004.

(5)	Incorporated by reference to the Company’s Definitive Proxy Statement filed on April 22, 2002.

(6)	Incorporated by reference to the Company’s Form 8-K filed on August 9, 2006.

(7)	Incorporated by reference to the Company’s Definitive Proxy Statement filed on April 30, 2007.

(8)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-143612) filed on June 8, 2007.

(9)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2008.

(10)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2008.

(11)	Incorporated by reference to the Company’s Form 8-K filed on December 14, 2006.

(12)	Incorporated by reference to the Company’s Form 8-K filed on January 22, 2009.

(13)	Incorporated by reference to the Company’s Form 8-K filed on June 7, 2006.

(14)	Incorporated by reference to the Company’s Form 8-K filed on November 16, 2006.

(15)	Incorporated by reference to the Company’s Form 8-K filed on November 28, 2007.

(16)	Incorporated by reference to the Company’s Form 8-K filed on April 4, 2008.

(17)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2007.

(18)	Incorporated by reference to the Company’s Form 8-K filed on July 20, 2007.

(19)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2008.

SCHEDULE II
A.C. MOORE ARTS & CRAFTS, INC.
Valuation and Qualifying Accounts
(In thousands)

Column A	Column B	Column C		Column D	Column E
				Deductions -
				Write-offs,
	Balance at	Additions -	Additions -	Payments and
Description	Beginning of	Charge d to	Charged to	Other	Balance at End
Lower of Cost or Market Reserve	Period	Expense	Other Accounts	Adjustments	of Period
2008	$1,791	$541	$2,724	$692	$4,364
2007	1,315	1,489	—	1,013	1,791
2006	1,525	462	—	672	1,315

				Deductions -
				Write-offs,
	Balance at	Additions -	Additions -	Payments and
Description	Beginning of	Charged to	Charged to	Other	Balance at End
Income Tax Valuation Allowance	Period	Expense	Other Accounts	Adjustments	of Period
2008	$3,007	$10,474	$—	$961	$12,520
2007	1,362	1,645	—	—	3,007
2006	875	487	—	—	1,362

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A.C. MOORE ARTS & CRAFTS, INC.
Date: March 13, 2009	By:	/s/ Rick A. Lepley
Rick A. Lepley
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Rick A. Lepley Rick A. Lepley	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2009

/s/ Michael G. Zawoysky Michael G. Zawoysky	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 13, 2009

/s/ Michael J. Joyce Michael J. Joyce	Chairman of the Board of Directors	March 13, 2009

/s/ Joseph F. Coradino Joseph F. Coradino	Director	March 13, 2009

/s/ Neil A. McLachlan Neil A. McLachlan	Director	March 13, 2009

/s/ Thomas S. Rittenhouse Thomas S. Rittenhouse	Director	March 13, 2009

/s/ Lori J. Schafer Lori J. Schafer	Director	March 13, 2009

Exhibit Index

Exhibit Number	Description

3.1(1)	Articles of Incorporation.

3.1.1(2)	Amendment to Articles of Incorporation.

3.1.2(3)	Amendment to Articles of Incorporation.

3.2(4)	Amended and Restated Bylaws.

+10.1(1)	1997 Employee, Director and Consultant Stock Option Plan.

+10.2(1)	Form of Incentive Stock Option Agreement under the 1997 Employee, Director and Consultant Stock Option Plan.

+10.3(5)	2002 Stock Option Plan.

+10.4(6)	Form of Incentive Stock Option/Non-Qualified Option Agreement under the 2002 Stock Option Plan.

+10.5(7)	2007 Annual Incentive Plan.

+10.6(8)	2007 Stock Incentive Plan.

+10.7(8)	Form of Stock Unit Agreement under the 2007 Stock Incentive Plan.

+10.8(8)	Form of Nonqualified Stock Option Agreement under the 2007 Stock Incentive Plan.

+10.9(8)	Form of Incentive Stock Option Agreement under the 2007 Stock Incentive Plan.

+10.10(8)	Form of Stock Appreciation Rights Agreement under the 2007 Stock Incentive Plan.

+10.11(8)	Form of Restricted Stock Agreement under the 2007 Stock Incentive Plan.

10.12(9)	Amended and Restated Loan Agreement, dated as of May 31, 2008, between the Company and Wachovia Bank, National Association (“Wachovia”).

10.13(9)	Amendment to Loan Documents, dated as of May 31, 2008, between the Company and Wachovia.

Exhibit Number		Description

10.14	(9)	Amended and Restated Promissory Note, dated as of May 31, 2008, between the Company and Wachovia.

10.15	(10)	Promissory Note and Loan Modification, dated as of September 18, 2008, between the Company and Wachovia Bank, National Association.

10.16	(11)	Amended and Restated Swap Transaction Confirmation, signed on December 8, 2006 and effective as of November 27, 2006.

10.17	(11)	Amended and Restated Swap Transaction Confirmation, signed on December 8, 2006 and effective as of November 27, 2006.

10.18	(12)
Credit Agreement, dated as of January 15, 2009, among A.C. Moore Incorporated, as the Lead Borrower, the Borrowers now or hereafter party thereto, the Guarantors now or hereafter party thereto, each lender from time to time party thereto, and Wells Fargo Retail Finance, LLC, as Administrative Agent, Collateral Agent and Swing Line Lender.

10.19	(12)
Security Agreement, dated as of January 15, 2009, by and among A.C. Moore Incorporated, A.C. Moore Arts & Crafts, Inc., Moorestown Finance, Inc., Blackwood Assets, Inc., and Wells Fargo Retail Finance, LLC, as collateral agent.

10.20	(12)
Guaranty, dated as of January 15, 2009, by A.C. Moore Arts & Crafts, Inc., Moorestown Finance, Inc., and Blackwood Assets, Inc. in favor of Wells Fargo Retail Finance, LLC, as administrative agent and collateral agent, and the Credit Parties.

+10.21	(13)	Employment Agreement, effective as of June 1, 2006, between the Company and Rick A. Lepley.

+10.22	(13)	Form of Option Agreement between the Company and Rick A. Lepley.

+10.23	(14)	First Amendment, dated as of November 15, 2006, to the Employment Agreement, dated as of June 1, 2006, between the Company and Rick A. Lepley.

+10.24	(3)
Second Amendment, dated as of November 19, 2007, to the Employment Agreement, dated as of June 1, 2006, between the Company and Rick A. Lepley, as amended by the First Amendment, dated as of November 15, 2006.

+10.25
Third Amendment, dated as of December 3, 2008, to the Employment Agreement, dated as of June 1, 2006, between the Company and Rick A. Lepley, as amended by the First Amendment, dated as of November 15, 2006, and by the Second Amendment, dated as of November 19, 2007.

+10.26	(15)	Letter Agreement, dated November 28, 2007, between the Company and Joseph A. Jeffries.

Exhibit Number	Description

+10.27(9)	First Amendment, dated August 6, 2008, to Employment Letter dated November 28, 2007, between the Company and Joseph A. Jeffries.

+10.28(10)	Amendment and Restatement, dated as of September 24, 2008, of Employment Letter, dated as of March 21, 2007, between the Company and Michael G. Zawoysky.

+10.29(2)	Employment Agreement, effective as of July 24, 2006, between the Company and Amy Rhoades.

+10.30(2)	First Amendment, dated as of November 15, 2006, to the Employment Agreement, dated as of July 24, 2006, between the Company and Amy Rhoades.

+10.31(3)
Second Amendment, dated as of November 19, 2007, to the Employment Agreement, dated as of July 24, 2006, by and between the Company and Amy Rhoades, as amended by the First Amendment, dated as of November 15, 2006.

+10.32(16)	Form of Special Retention Award Agreement.

+10.33(17)	Letter Agreement, dated July 3, 2007, between the Company and Craig R. Davis.

+10.34(18)	Separation Agreement, dated July 17, 2007, between the Company and Lawrence H. Fine.

18.1(19)
Preferability letter provided by PricewaterhouseCoopers LLC, our independent registered public accounting firm to change our method of accounting for valuing store inventories to weighted average cost.

21.1	Subsidiaries of the Company.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-32859) filed on August 5, 1997.

(2)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2006.

(3)	Incorporated by reference to the Company’s Form 8-K filed on November 21, 2007.

(4)	Incorporated by reference to the Company’s Form 8-K filed on August 27, 2004.

(5)	Incorporated by reference to the Company’s Definitive Proxy Statement filed on April 22, 2002.

(6)	Incorporated by reference to the Company’s Form 8-K filed on August 9, 2006.

(7)	Incorporated by reference to the Company’s Definitive Proxy Statement filed on April 30, 2007.

(8)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-143612) filed on June 8, 2007.

(9)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2008.

(10)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2008.

(11)	Incorporated by reference to the Company’s Form 8-K filed on December 14, 2006.

(12)	Incorporated by reference to the Company’s Form 8-K filed on January 22, 2009.

(13)	Incorporated by reference to the Company’s Form 8-K filed on June 7, 2006.

(14)	Incorporated by reference to the Company’s Form 8-K filed on November 16, 2006.

(15)	Incorporated by reference to the Company’s Form 8-K filed on November 28, 2007.

(16)	Incorporated by reference to the Company’s Form 8-K filed on April 4, 2008.

(17)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2007.

(18)	Incorporated by reference to the Company’s Form 8-K filed on July 20, 2007.

(19)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2008.