Form 10-K/A
period 2009-01-03
A.C. Moore Arts & Crafts, Inc.
filed 2009-05-04
CIK 1042809

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
As of June 30, 2008, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $140 million based on $7.05, the closing price per share of the registrant’s common stock on such date, as reported on the NASDAQ Stock Market.(1)
The number of shares of the registrant’s common stock outstanding as of April 28, 2009 was 20,647,160.
DOCUMENTS INCORPORATED BY REFERENCE
None.

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

EXPLANATORY NOTE
A.C. Moore Arts & Crafts, Inc. is filing this Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended January 3, 2009 (“Form 10-K/A”) to include the information required in Part III of Form 10-K. The information required by Items 10 through 14 of Part III is no longer being incorporated by reference to A.C. Moore Arts & Crafts, Inc.’s definitive proxy statement relating to the 2009 Annual Meeting of Shareholders. In addition, Item 15 of Part IV is being amended to include currently dated certifications from A.C. Moore Arts & Crafts, Inc.’s principal executive officer and principal financial officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002, with respect to this Form 10-K/A. This amendment is not intended to update other information presented in the Form 10-K as originally filed (the “Original Filing”). Accordingly, this amendment should be read in conjunction with other filings, if any, made with the Securities and Exchange Commission (“SEC”) subsequent to the filing of the Original Filing, including any amendments to those filings.
CAUTIONARY STATEMENT RELATING TO FORWARD-LOOKING STATEMENTS
As used herein, unless the context otherwise requires, all references to “A.C. Moore,” “the Company,” “we,” “our,” “us” and similar terms in this report refer to A.C. Moore Arts & Crafts, Inc. together with its subsidiaries.
Certain oral statements made by our management from time to time and certain statements contained herein or in other reports filed by us with the SEC or incorporated by reference herein or therein are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), with respect to our results of operations and our business. All such statements, other than statements of historical facts, including those regarding market trends, our financial position and results of operations, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward-looking words or phrases including, but not limited to, “intended,” “will,” “should,” “may,” “believes,” “expects,” “expected,” “anticipates” and “anticipated” or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on our current expectations. Although we believe that the expectations reflected in forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. These forward-looking statements represent our current judgment. We disclaim any intent or obligation to update our forward-looking statements. Because forward-looking statements involve risks and uncertainties, our actual results could differ materially.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The following table sets forth information concerning A.C. Moore’s directors and executive officers as of April 28, 2009:

			Director/
Name	Age	Position with A.C. Moore	Officer Since

Michael J. Joyce	67	Chairman of the Board	2004

Rick A. Lepley	59	President, Chief Executive Officer and Director	2006

Joseph F. Coradino	57	Director	2006

Neil A. McLachlan	52	Director	2007

Thomas S. Rittenhouse	67	Director	2007

Lori J. Schafer	46	Director	2005

Joseph A. Jeffries	43	Executive Vice President and Chief Operating Officer	2007

Amy Rhoades	37	Vice President and General Counsel	2006
Mr. Joyce has been a director of A.C. Moore since June 2004 and the Chairman of the Board since June 2006. From 1975 through May 2004, Mr. Joyce was a partner in the public accounting firm of Deloitte & Touche, LLP and served as the New England Managing Partner from May 1995 until his retirement in May 2004. Mr. Joyce is a director of each of Brandywine Realty Trust, a New York Stock Exchange traded real estate investment trust, and Allegheny Technologies Incorporated, a New York Stock Exchange traded specialty materials producer.
Mr. Lepley has been Chief Executive Officer and a director of A.C. Moore since June 2006 and President since June 2007. Previously, Mr. Lepley served as Executive Vice President of North American Retail for Office Depot, Inc., a New York Stock Exchange traded global supplier of office products and services, a position he held from March 2004 to April 2006. Mr. Lepley was President, Office Depot Japan from May 2001 to March 2004 and was responsible for all of that company’s operations in Japan. From 1994 to 2000, Mr. Lepley served as founder and President of Retail Investment Concepts, Inc., an independent retailer and Office Depot licensee for Eastern Europe. From 1982 to 1993, Mr. Lepley was employed by Mitsubishi Motor Sales of America, Inc., the exclusive U.S. distributor of Mitsubishi Motors-brand cars and vehicles, where he held various positions, including Senior Vice President of Sales and Marketing and was responsible for more than 500 Mitsubishi Motors dealerships in the United States. He was one of 11 executives who founded Mitsubishi Motor Sales of America, Inc. in 1982.
Mr. Coradino has been a director of A.C. Moore since June 2006. Mr. Coradino is a member of the Board of Trustees and Office of the Chairman of Pennsylvania Real Estate Investment Trust (referred to as “PREIT”), a New York Stock Exchange traded equity real estate investment trust with a primary investment focus on retail enclosed shopping malls and open air shopping centers located in the United States. Since June 2004, Mr. Coradino has been President of PREIT Services, LLC and PREIT-Rubin, Inc., both management affiliates of PREIT, and has also served as Executive Vice President-Retail of PREIT since December 2001. From November 1998 to June 2004, he was Executive Vice President-Retail Division and Treasurer of PREIT-Rubin, Inc. From 1981 to 1998, Mr. Coradino held various positions with PREIT, including Senior Vice President-Retail Division and Treasurer, PREIT-Rubin, Inc. Mr. Coradino is an equity investor of Academy Asset Management LLC, a registered investment adviser. He also serves on the boards of Chestnut Hill College and the YMCA of Greater Philadelphia.

Mr. McLachlan has been a director of A.C. Moore since February 2007. Mr. McLachlan is President of the Consumer & Office Products Group of MeadWestvaco Corporation, a New York Stock Exchange traded manufacturer of packaging, consumer and office products, specialty chemicals and specialty papers. As President of the Consumer & Office Products Group, a position which he has held since March 1999, Mr. McLachlan is responsible for the group’s approximately $1.1 billion in sales, 4,200 employees and 12 manufacturing and distribution locations. Before joining MeadWestvaco Corporation, Mr. McLachlan served as Senior Vice President, International of Fisher-Price, Inc., overseeing the development of Mattel’s infant and preschool business around the world.
Mr. Rittenhouse has been a director of A.C. Moore since February 2007. Mr. Rittenhouse has a 39-year career in the retail and global supply chain industries. From July 1965 through January 1997, Mr. Rittenhouse was employed by Strawbridge & Clothier, Inc., a NASDAQ traded department and discount store chain, where he held various key officer positions overseeing both operations and finance, including as President of Strawbridge & Clover, Inc. From January 1997 to his retirement in January 2004, he served as President and Chief Executive officer of the Uniform Code Council, Inc., a global organization which sets standards for bar-coding and electronic commerce. Since September 2004, he has been a consultant to Ralston Center, a not-for-profit organization which develops programs and services that address the medical, mental health and quality of life needs of older adults. Mr. Rittenhouse was a director of Boardwalk Bancorp, Inc., a NASDAQ traded bank holding company, until January 31, 2008, when Boardwalk merged with Cape Bancorp, Inc. Mr. Rittenhouse is a director of Loftware, Inc. and StarCite, LLC, both of which are private software companies.
Ms. Schafer has been a director of A.C. Moore since September 2005. Since September 2007, Ms. Schafer has served as Executive Advisor of the Global Retail Practice of SAS Institute, Inc., a provider of business intelligence software and analytics. From October 2003 to September 2007, Ms. Schafer served as Vice President, Global Retail Practice for SAS. Ms. Schafer had served as Chairman, President and Chief Executive Officer of Marketmax, Inc., a merchandise intelligence software company, from October 1996 to October 2003, when Marketmax was acquired by SAS. Prior to October 1996, Ms. Schafer held various positions at The Procter & Gamble Company, a New York Stock Exchange traded provider of consumer products. Ms. Schafer is a director of eFashion Solutions, LLC, a private business intelligence software provider, and Tradestone Software, Inc., a private retail software provider.
Mr. Jeffries has served as Executive Vice President and Chief Operating Officer of A.C. Moore since August 2008. He joined A.C. Moore in November 2007 as our Executive Vice President of Operations. Previously, Mr. Jeffries served as Vice President, Store Operations, Space Planning and Visual Merchandising for Office Depot, Inc., a global supplier of office products and services, a position he held from 2004 to November 2007. During 2004 and 2005, he also served as Vice President, Store and Copy Center Operations of Office Depot. From 1999 to 2003, Mr. Jeffries served in the following capacities at Office Depot: Director, Store Prototype Development; Director, Store Operations; and Senior Manager, Store Processes. Prior to his employment with Office Depot, Mr. Jeffries held management positions with Home Quarters Warehouse, Inc., a home improvement retail chain.
Ms. Rhoades has served as Vice President and General Counsel of A.C. Moore since July 2006. From April 2003 to July 2006, Ms. Rhoades was an attorney at the law firm of Blank Rome LLP.

Audit Committee and Audit Committee Financial Expert
Our Board of Directors (the “Board”) has a separately-designated Audit Committee. The current members of the Audit Committee are Messrs. Joyce (Chair) and Rittenhouse, and Ms. Schafer. The Board has determined that each member of the Audit Committee is independent as defined in the applicable NASDAQ listing standards and SEC regulations. The Board has determined that Mr. Joyce and Mr. Rittenhouse each qualify as an “audit committee financial expert” as that term is defined in SEC regulations.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires A.C. Moore’s directors and executive officers, and persons who beneficially own more than ten percent of A.C. Moore’s Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of A.C. Moore. Executive officers, directors and greater than ten percent shareholders are required by regulation of the SEC to furnish A.C. Moore with copies of all Section 16(a) reports they file.
To A.C. Moore’s knowledge, based solely on a review of the copies of such reports furnished to A.C. Moore and written representations that no other reports were required during 2008, all Section 16(a) filing requirements applicable to A.C. Moore’s executive officers, directors and greater than ten percent beneficial owners were complied with during fiscal 2008.
ITEM 11. EXECUTIVE COMPENSATION.
COMPENSATION DISCUSSION AND ANALYSIS
Our Philosophy
Our compensation program is based on the principles and objectives set forth below.
•	We structure our compensation program to target the median of the market in which we compete for executive talent.
•	We develop compensation programs that emphasize pay-for-performance.
•	We seek to retain and motivate a talented management team to continually maximize shareholder value.
•	We strive to ensure the compensation programs maintain an appropriate balance between base salary, annual and long-term stock-based incentive compensation.
•	We motivate our executives to achieve financial and operational goals by providing them with opportunities to earn annual incentive payments, at market amounts, based on above-market performance.
•	We strive to align the earnings prospects and interests of executives with those of our shareholders.
•	We believe our executives should have meaningful levels of ownership of A.C. Moore Common Stock.

Compensation Committee Process
The Compensation Committee of our Board determines our overall compensation philosophy. The Compensation Committee is also responsible for reviewing and recommending to the Board the elements of our executive officers’ compensation.
The Compensation Committee recommends to the full Board the Chief Executive Officer’s overall compensation. The Compensation Committee and the other independent members of the Board discuss the Chief Executive Officer’s compensation during an executive session based on their assessment of his individual performance and the financial and operating performance of A.C. Moore. Compensation for the other named executive officers is based on recommendations to the Compensation Committee from the Chief Executive Officer and other members of management, as appropriate. The Compensation Committee considers these recommendations based on individual responsibility, experience and overall performance. Generally, the full Board, upon the Compensation Committee’s recommendation, approves the compensation and employment agreements of A.C. Moore’s principal executive, financial and operating officers; and the Board has delegated to the Compensation Committee the authority to approve the compensation for all other executive officers.
During 2008, the Board and the Compensation Committee approved an amendment to the employment agreement with Rick A. Lepley, our President and Chief Executive Officer, and the letter agreement with Joseph A. Jeffries, our Executive Vice President and Chief Operating Officer. Also during 2008, the Board and the Compensation Committee approved entry into an amended and restated letter agreement with Michael G. Zawoysky, our Executive Vice President and Chief Financial Officer through April 24, 2009, in connection with his appointment to this position in September 2008. The terms of these agreements are discussed below under “Agreements with Named Executive Officers.” The Board and the Compensation Committee believe the terms of the compensation for the current executive officers and agreements with such executive officers are consistent with the practices of other similarly situated retailers.
In 2007, to assist the Compensation Committee in evaluating and developing a new executive compensation plan for A.C. Moore, including, but not limited to, developing the Annual Incentive Plan (referred to as the “Annual Incentive Plan”) and the 2007 Stock Incentive Plan (referred to as the “Stock Incentive Plan”), the Compensation Committee approved the retention of the Hay Group, an independent outside compensation consultant. The consultant worked with the Compensation Committee in 2007 to develop information and guidance concerning best practices and trends in executive compensation and to provide analysis of A.C. Moore’s compensation programs based on retail market data. The Compensation Committee will consider retaining an independent compensation consultant again in the future as needed from time to time. Except for consulting Hay Group for retail market data from time to time in 2008, no such consultant was retained during 2008.
Generally, the Compensation Committee reviews and adjusts targeted compensation levels annually at its first meeting of the year. The Compensation Committee will also meet periodically during the year to consider compensation programs and to gain relevant information and context for determining compensation for executives.
A.C. Moore believes that to attract and retain qualified management, pay levels (including base salary, incentive compensation and benefits) should be targeted at the 50th percentile or median of pay levels of comparable positions at comparable companies in the market. Actual compensation may vary from these targets based on several factors, including individual performance, experience, roles and responsibilities and A.C. Moore performance.

Retail market data is used, in part, to set compensation for the executive officers, but it is not the sole point of reference. Total compensation of executive officers, including the Chief Executive Officer, is determined after reviewing the executive’s performance, long-term potential, responsibilities and experience within the context of the market data. In addition to these factors, A.C. Moore also considers internal pay equity within the executive group. In this regard, we rely on information generated by our Human Resources department as well as information prepared from time to time by outside consultants.
The Compensation Committee takes into account the estimated accounting (pro forma expense) and the tax impact of all material changes to the executive compensation program and discusses such matters periodically during the year. In general, the policy of A.C. Moore and the Compensation Committee is to optimize the tax deductibility of executive compensation so long as deductibility is consistent with the objectives of executive compensation. The Compensation Committee has been advised that, based on current interpretations, awards under the 1997 Employee, Director and Consultant Stock Option Plan (referred to as the “1997 Plan”), the 2002 Plan, the Stock Incentive Plan and the Annual Incentive Plan, should satisfy the requirements for performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended (referred to as the “Code”). The Compensation Committee has also been advised that restricted stock awards which vest based on continued employment with A.C. Moore do not qualify as performance-based compensation, and so may not be tax-deductible under Code Section 162(m), unless the number of the restricted stock awards to be granted is based on the satisfaction of performance criteria.
Components of Compensation
In line with our philosophy, A.C. Moore provides a compensation program with both fixed and variable components. Fixed compensation, which consists of base salary, is designed to attract and retain executive talent. Variable compensation, which consists of annual and long-term incentive programs, delivers potential awards to executives which are designed to motivate performance. In addition, A.C. Moore offers a limited number of benefits programs.
Base Salary. Base salaries are an important element of compensation and provide executives with a base level of income. In determining base pay, the Compensation Committee considers multiple factors, including the executive’s responsibilities, individual performance against pre-determined objectives, base salary competitiveness as compared to the external market, internal equity and A.C. Moore’s financial and operating performance. The Compensation Committee does not use a specific formula for evaluating the executive. Instead, executives are assessed primarily by the Chief Executive Officer based upon how they contributed to A.C. Moore’s business in their areas of responsibility.
In fiscal 2008, Mr. Lepley, Mr. Jeffries, Mr. Katz, our Chief Financial Officer who resigned in June 2008, and Ms. Rhoades received base salary increases of 4.5%, 9.9%, 9.9% and 8.6%, respectively, as part of the annual review required under their agreements. Increases were determined based on individual performance and retail market data supplied by Hay Group in 2008. Mr. Zawoysky was appointed Acting Chief Financial Officer upon the resignation of Mr. Katz in June 2008 and we entered into an amended and restated employment letter with Mr. Zawoysky in connection with his appointment to Chief Financial Officer in September 2008. The base salary received in conjunction with his appointment to this position is discussed below under “Agreements with Named Executive Officers.” Based on retail market data supplied by the Hay Group, both before and after these increases, the base salaries of Messrs. Lepley, Jeffries and Zawoysky were below the 25th percentile. The base salaries of Mr. Katz and Ms. Rhoades, both before and after their increases, were below the 50th percentile.

As a result of A.C. Moore’s overall performance in fiscal 2008 and the current economic recession, A.C. Moore has determined for fiscal 2009 to not increase base salaries for any corporate office associates, including the executive officers.
Annual Incentives. Annual cash bonuses under the Annual Incentive Plan, which was previously approved by shareholders, are intended to reward performance during the year, and therefore, can be highly variable from year to year. Hay Group, the outside compensation consultant retained in 2007, assisted the Committee and management in evaluating and developing the Annual Incentive Plan. The Annual Incentive Plan performance goals are based on A.C. Moore’s budget and operating plan approved by the Board. The plan has a minimum level of achievement below which no bonuses may be paid as well as a maximum level that limits annual bonus payouts. Award levels at target generally reflect the median of the competitive market with the opportunity to earn more or less depending on actual financial performance of A.C. Moore and individual performance.
The Compensation Committee may make negative adjustments to reduce a potential award in whole or in part based on the Compensation Committee’s assessment of individual performance by an executive against the established individual objectives. However, the Compensation Committee cannot use its discretion to increase the award.
The Compensation Committee and the Board also have the authority to award discretionary cash bonuses in addition to annual incentive awards, if in their judgment, there has been exceptional performance by an executive officer which has contributed to the overall operating results of A.C. Moore. The Board believes that the potential for such awards will help to motivate and retain more talented executive officers. In fiscal 2008, no executive officer received a discretionary cash bonus award.
Fiscal 2008
In March 2008, the Compensation Committee and the Board approved the Annual Incentive Plan for performance in 2008. For performance in fiscal 2008, except for the Chief Executive Officer, participants were eligible to receive a cash payment depending on both A.C. Moore’s performance relative to Company metrics and the individual’s achievement of pre-determined, measurable performance goals. Each metric or goal had an identified threshold, target and maximum level. Each of the Company metrics was weighted based on the overall significance to the business and operating plan. Bonuses for 2008 performance were to be paid in the event that A.C. Moore or the individual achieved one of the metrics, with the payment amount proportionate to the weight assigned to the specific metric achieved. Payouts were interpolated between threshold, target and maximum. In addition, the bonus opportunity is pro-rated based on time in position.
The Chief Executive Officer was eligible to receive a cash payment denominated as a percentage of base salary depending solely on A.C. Moore’s performance in fiscal 2008 relative to the Company metrics set forth below. For our Chief Operating Officer and Chief Financial Officer, the potential bonus amount depended 80% on the Company’s performance relative to these metrics, with 20% relating to achievement of individual performance goals. For our Vice President and General Counsel, the ratio was 75% related to Company performance and 25% related to individual performance. Weighting of the Company metrics was adjusted proportionately downward to take into account the value of the individual performance component.

Target bonus amounts are specified as a percentage of a participant’s base salary. Target amounts increase with job scope and complexity, thus increasing the potential bonus opportunity for positions likely to have a greater impact on our operating results. For fiscal 2008, the Chief Executive Officer was eligible to receive 100% of base salary at target. The 2008 potential bonuses at target for each of the Chief Operating Officer and Chief Financial Officer were 75% of base salary, and 35% of base salary for our Vice President and General Counsel.
The Board and the Compensation Committee set the performance metrics for the Annual Incentive Plan for 2008 based on the importance of these criteria to A.C. Moore’s business and operating plan, but recognizing the increasing difficulty of attaining targets in light of the overall macro-economic conditions. The Company metrics at target and weightings approved by the Board and the Compensation Committee were pre-tax income of $1.7 million (55%), gross margin of 42.5% (15%), comparable store sales decrease of 4.7% (15%) and cash at fiscal year end of $51.9 million (15%).
For fiscal 2008, A.C. Moore achieved the cash metric at maximum but did not meet the threshold requirement for payout for the pre-tax income, gross margin or comparable store sales metrics. In addition, Mr. Jeffries, Mr. Zawoysky and Ms. Rhoades each achieved certain of their individual performance goals. As indicated above, Mr. Lepley’s eligibility for a payout under the Annual Incentive Plan was based solely on A.C. Moore’s performance and did not include an individual component. Mr. Lepley, Mr. Jeffries, Mr. Zawoysky and Ms. Rhoades were entitled to receive payouts of $144,375, $101,064, $62,349 and $29,573, respectively, under the Annual Incentive Plan for 2008. However, because of A.C. Moore’s overall performance in fiscal 2008, despite A.C. Moore achieving the cash metric and the executive officers achieving certain of their individual goals, no amounts were paid to the executive officers under the Annual Incentive Plan for 2008, with the exception of Ms. Rhoades. Ms. Rhoades received a cash payout of $16,544 related to achievement of her individual performance goal for 2008.
Fiscal 2009
In February 2009, the Compensation Committee determined that, in light of the current economic environment, there would be no executive Annual Incentive Plan for performance in fiscal 2009. Accordingly, no provision has been made in A.C. Moore’s 2009 financial plan for bonuses to senior management, including the executive officers. The Compensation Committee and the Board reserved the right to award discretionary bonuses for performance in 2009 if they determine that any such award has been earned.
Long-Term Equity Incentives. Long-term incentive equity awards are granted to executives under the Stock Incentive Plan previously approved by shareholders. The Chief Executive Officer and other members of management, as appropriate, recommend to the Compensation Committee the actual grants for approval based on performance potential and market data. The named executive officers and other members of management participate in this process in order to provide insight into performance of individuals over whom they have supervision and adjust the size of the grant accordingly. The Compensation Committee or the Board approves these grants. When approving the amount of the grants, the Compensation Committee takes into consideration individual and A.C. Moore performance, both within the context of market practices. As with other elements of compensation, A.C. Moore targets the median of the market with regard to the size of long-term equity grants.
Historically, A.C. Moore relied on stock options as its primary long-term equity vehicle through grants under the 1997 and 2002 Plans. Option exercise prices are at the fair market value of our Common Stock on the date of grant.

A.C. Moore believes the Stock Incentive Plan, approved by A.C. Moore’s shareholders in June 2007, provides flexibility in granting awards through a variety of equity vehicles. The Stock Incentive Plan permits grants of appreciation only vehicles (such as stock options or stock appreciation rights), full value vehicles (such as restricted stock or restricted stock units) and performance-based awards (such as performance shares or performance vested restricted stock). A.C. Moore intends that the types of equity awards granted, vesting schedules and the mix of equity vehicles used under the Stock Incentive Plan will directly support the objectives of A.C. Moore’s compensation program. In addition, in reaching the decision as to what types of equity will be awarded under the Stock Incentive Plan, the Compensation Committee evaluates, among other considerations, industry long-term incentive practices and changes to the required accounting and tax treatment of equity awards. Awards may also be granted at the time of a special event, such as upon employment, or at the Compensation Committee’s discretion.
Fiscal 2008
In March 2008, except for Mr. Lepley, the current executive officers received a grant of performance accelerated restricted stock (referred to as “PARS”) and stock-settled stock appreciation rights (referred to as “SARs”) as the 2008 long-term incentive opportunity. The PARS vest in four equal installments upon A.C. Moore’s achievement of certain financial performance targets and vest in full on the date that is five years from the grant date, if not earlier vested. Mr. Lepley received a grant of time-vested restricted stock, which vests in three equal annual installments, and SARs. The SARs granted to the executive officers, including Mr. Lepley, vest in three equal annual installments, have a base price equal to the NASDAQ closing price per share on the grant date and have a seven-year term. The number of shares of the March 2008 grant to Mr. Lepley was provided for in his employment agreement. Mr. Lepley also received a grant of SARs in connection with the extension of his employment agreement entered into in December 2008. In September 2008, Mr. Zawoysky received a grant of PARS and SARs in connection with his appointment as Chief Financial Officer. The grant date fair value and terms of these grants are presented in the executive compensation tables below.
Fiscal 2009
In February 2009, the executive officers received a grant of PARS and SARs as the 2009 long-term incentive opportunity. The PARS vest in three equal annual installments or upon the Company’s achievement of certain financial performance targets. The SARs vest in three equal annual installments, have a base price equal to the NASDAQ closing price per share on the grant date and have a seven-year term.
Retirement and Other Benefits. The Chief Executive Officer and other named executive officers are eligible to participate in the full range and scope of retirement and health and insurance and other benefits plans, as are all other employees of A.C. Moore. A.C. Moore targets these types of benefits to be competitive with the median of the market. A.C. Moore sponsors a 401(k) retirement plan for salaried and hourly employees. The 401(k) plan is a tax-qualified, defined contribution plan under which fixed contributions are made to the account of each participating employee each year. Under the 401(k) plan, a matching contribution is made in the amount of 25% of the first 6% of eligible compensation to a maximum of $1,500 so long as an employee has reached 21 years of age and has three months of service. Participating employees may direct the investment of A.C. Moore matching and individual contributions into one or more of the investment options offered by the 401(k) plan. A.C. Moore believes that its employee benefit plans, including retirement plans and health and life insurance plans, are of the type commonly offered by other employers. These benefits form part of our compensation philosophy because A.C. Moore believes they are necessary in order to attract, motivate and retain talented executives.

In light of the current downturn in the economy, including forecasts that the economy will continue to be difficult in 2009, A.C. Moore determined to suspend the 401(k) plan matching contribution for the fiscal year ending January 2, 2010. A.C. Moore will reevaluate this determination at the end of fiscal 2009 to consider whether to reinstate the matching contribution.
Employment, Change-in-Control and Severance Agreements
The employment agreements or letters, which include change-in-control provisions, between A.C. Moore and the named executive officers are summarized in “Agreements with Named Executive Officers” below. A.C. Moore believes these agreements reflect market practice at the time they were signed or amended.
Special Retention Award Opportunity
On March 31, 2008, A.C. Moore’s Board approved a special cash retention award for certain key employees. The purpose of the award is to maintain stability of A.C. Moore’s leadership team by providing an incentive for these individuals to remain with A.C. Moore during the approximately 22-month period over which the award vests. A.C. Moore believes that the award is an important component of its compensation package at a time when A.C. Moore is seeking to successfully execute its business strategy.
The terms of each cash retention award are set forth in an award agreement between A.C. Moore and the employee. The total cash amount of the special retention award is equal to 100% of the employee’s current base salary. The award vests on September 30, 2008 with respect to 25% of the total amount, on June 30, 2009 with respect to 25% of the total amount and on January 31, 2010 with respect to the remaining 50%. The right to receive any amount that has vested is contingent on continuous full-time employment with A.C. Moore and continuing to meet performance expectations under A.C. Moore’s internal review process, each through the respective vesting date.
Any unvested amounts will be forfeited upon termination of full-time employment, except for termination due to death or permanent disability. For terminations for those reasons, the employee will receive an amount of the total award that varies depending on when the death or permanent disability occurs. The special retention award agreement also provides for automatic vesting of the awards on a change in control (as defined in the Stock Incentive Plan).
The total amounts of the special retention award, subject to the vesting requirements set forth above, for the following executive officers are: Rick A. Lepley — $550,000; Joseph A. Jeffries — $280,000; and Amy Rhoades — $179,580. Messrs. Lepley and Jeffries and Ms. Rhoades each received 25% of their respective amounts upon vesting on September 30, 2008. The total amount of the special retention award Mr. Katz was entitled to receive was $310,000. Mr. Katz resigned in June 2008 prior to the first vesting date and did not receive any portion of the retention award. The total amount of the special retention award Mr. Zawoysky was entitled to receive was $175,000. Mr. Zawoysky received 25% of this amount upon vesting on September 30, 2008. Mr. Zawoysky resigned from A.C. Moore in April 2009 and will not receive any of the remaining balance of his special retention award. These amounts received are reflected in the “Summary Compensation Table” below.

Stock Ownership Guidelines
Consistent with its executive compensation philosophy and the principle of aligning executive and shareholder interests, A.C. Moore believes officers should retain minimum ownership levels of A.C. Moore’s Common Stock. Upon recommendation of Hay Group, the following stock ownership guidelines were established by the Board in April 2007.

Ownership Multiple
Executive	of Base Salary
Chief Executive Officer	Three (3) times
All Other Officers at the Vice President level and above	One (1) times
The Chief Executive Officer is expected to comply with these ownership requirements by the end of a five-year period beginning in 2007. A five-year compliance period for all other officers at the Vice President level and above began in 2008. Shares that are counted for purposes of satisfying ownership requirements are shares directly and indirectly owned, grants and awards under equity incentive plans (such as vested and unvested restricted stock), and shares held in the officer’s account under A.C. Moore’s 401(k) plan. Stock options and SARs do not count towards satisfaction of the ownership requirements.

In conclusion, this Compensation and Discussion Analysis provides material information about our compensation programs as required by SEC rules. Shareholders should also read the tables and narratives below, which are relevant to the Compensation and Discussion Analysis and offer supporting information.
COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K promulgated by the SEC. Based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in A.C. Moore’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009 and the proxy statement in connection with the 2009 Annual Meeting of Shareholders.
This Compensation Committee Report shall not be deemed incorporated by reference in any document previously or subsequently filed with the SEC that incorporates by reference all or any portion of this Form 10-K, except to the extent that A.C. Moore specifically requests that the report be specifically incorporated by reference.
THE COMPENSATION COMMITTEE
Lori J. Schafer (Chair)
Joseph F. Coradino
Michael J. Joyce
Neil A. McLachlan

EXECUTIVE COMPENSATION
Summary Compensation Table for Fiscal 2008
The following table sets forth the compensation awarded to, earned by, or paid to A.C. Moore’s Chief Executive Officer, two former Chief Financial Officers and two other most highly compensated executive officers (collectively referred to as the “Named Executive Officers”) for all services rendered in all capacities to A.C. Moore and its subsidiaries during fiscal 2008.

							Non-equity
					Stock	Option/SARs	incentive plan	All Other
Name and		Salary	Bonus		Awards	Awards	compensation	Compensation		Total
Principal Position	Year	($)	($)		($)(1)	($)(1)	($)	($)		($)
(a)	(b)	(c)	(d)*		(e)	(f)	(g)*	(h)		(i)
Rick A. Lepley, President and Chief Executive Officer (2)	2008	564,583	137,500	(3)	166,448	765,388	—	116,211	(4)	1,750,130
	2007	550,000	320,000		78,033	736,800	—	6,315		1,691,148
	2006	320,833	280,000		—	276,578	—	35,986		913,397

Michael G. Zawoysky, Executive Vice President and Chief Financial Officer (5)	2008	215,929	43,750	(3)	15,945	37,832	—	1,313	(6)	314,769

Joseph A. Jeffries, Executive Vice President and Chief Operating Officer (7)	2008	296,158	87,500	(8)	15,227	27,755	—	—		426,640
	2007	3,231	120,000		1,699	833	—	12,720		138,483

Amy Rhoades, Vice President and General Counsel (9)	2008	189,069	44,895	(3)	8,589	58,026	16,544	982	(6)	318,105
	2007	176,211	—		4,778	50,548	—	224		231,761
	2006	74,123	—		—	14,167	—	—		88,290

Marc Katz, former Executive Vice President and Chief Financial Officer (5)	2008	199,054	—		—	43,442	—	—		242,496
	2007	280,833	42,500		36,628	260,653	—	9,539		716,153
	2006	82,500	90,000		—	50,111	—	1,500		224,111

*	Column (d) reflects non-equity discretionary bonuses. Generally, unless otherwise described below, amounts reflected in column (d) represent new hire bonuses. Column (g) reflects non-equity incentive-based bonuses paid under our Annual Incentive Plan.

(1)	Represents the dollar amount recognized for financial statement reporting purposes for the fiscal year ended January 3, 2009 in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards (referred to as “FAS”) No. 123 (revised 2004), “Share-Based Payment,” as modified or supplemented (referred to as “FAS 123R”) based on assumptions set forth in Note 1 to the consolidated financial statements included in A.C. Moore’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009 (referred to as the “2008 Form 10-K”) and disregarding estimates of forfeitures related to service-based vesting conditions. These dollar amounts include amounts for awards granted in and prior to 2008, as applicable.

(2)	Mr. Lepley was appointed A.C. Moore’s Chief Executive Officer effective June 1, 2006. He was appointed President effective June 13, 2007.

(3)	Represents payment pursuant to retention award agreement. The terms of the retention award are described above under “—Special Retention Award Opportunity.”

(4)	Represents (i) $114,995 in relocation benefits related to the sale of Mr. Lepley’s house in Florida per his employment agreement, and (ii) $1,216 A.C. Moore contribution to 401(k) plan.

(5)	Mr. Zawoysky was appointed Acting Chief Financial Officer upon Mr. Katz’s resignation, and became Executive Vice President and Chief Financial Officer effective September 24, 2008. He resigned from A.C. Moore effective April 24, 2009.

(6)	Represents A.C. Moore contribution to 401(k) plan.

(7)	Mr. Jeffries was appointed A.C. Moore’s Executive Vice President of Operations effective November 28, 2007. He was appointed Executive Vice President and Chief Operating Officer effective August 6, 2008.

(8)	Represents (i) $17,500 in guaranteed bonus required per his employment letter, and (ii) $70,000 payment pursuant to retention award agreement. The terms of the retention award are described above under “Compensation Discussion and Analysis —Special Retention Award Opportunity.”

(9)	Ms. Rhoades was appointed A.C. Moore’s Vice President and General Counsel effective July 24, 2006.

(10)	Mr. Katz resigned from A.C. Moore effective June 27, 2008.

Grants of Plan-Based Awards in Fiscal 2008
The following table sets forth information regarding each estimated non-equity incentive plan awards future payout under the Annual Incentive Plan for 2008 and each equity grant made under the Stock Incentive Plan to the Named Executive Officers during the fiscal year 2008.

							Stock	Options/SARs
							Awards:	Awards:
							Number of	Number of	Exercise or	Grant Date
				Estimated possible payouts under			Shares of	Securities	Base Price of	Fair Value of
				non-equity incentive plan awards (1)			Stock or	Underlying	Options/SARs	Stock and
		Approval		Threshold	Target	Maximum	Units	Options/SARs	Awards	Options/SARs
Name	Grant Date	Date		($)	($)	($)	(#)(2)	(#)(3)	($/Sh)	Awards ($)(4)
Rick A. Lepley	03/31/08	03/31/08		143,750	575,000	1,150,000	19,166	50,000	6.82	271,212	(5)
	12/03/08	12/03/08	(6)				—	150,000	1.0	60,000

Michael G. Zawoysky	03/31/08	03/31/08		47,000	187,500	328,250	2,981	8,516	6.82	44,260	(7)
	09/24/08	09/24/08	(6)				7,500	25,000	6.31	118,325	(8)

Joseph A. Jeffries	03/31/08	03/31/08		57,848	230,775	404,010	13,413	38,322	6.82	199,162	(9)

Amy Rhoades	03/31/08	03/31/08		17,160	68,250	119,535	3,726	10,645	6.82	55,323	(10)

Marc Katz	03/31/08	03/31/08		63,920	255,000	446,420	13,413	38,322	6.82	199,162	(11)

(1)	No payments were made to our Named Executive Officers under the Annual Incentive Plan for 2008 performance, with the exception of Ms. Rhoades, who received $16,544 for achievement of her individual performance goal. See above under “Compensation Discussion and Analysis - Annual Incentives.” Threshold, target and maximum potential payout levels are represented as a percentage of base salary. For Messrs. Zawoysky, Jeffries and Katz, the percentages of base salary at threshold, target and maximum were, respectively, 18.8%, 75% and 131.3%. For Mr. Lepley, the percentages of base salary at threshold, target and maximum were, respectively, 25%, 100% and 200%. For Ms. Rhoades, the percentages of base salary at threshold, target and maximum were, respectively, 8.8%, 35% and 61.3%.

(2)	Except for Mr. Lepley’s grant, represents grants of performance accelerated restricted stock (“PARS”). The PARS vest in four equal installments upon A.C. Moore’s achievement of certain financial performance targets. The PARS vest in full on the date that is five years from the grant date, if not earlier vested. Mr. Lepley received restricted stock that vests in three equal annual installments, beginning one year from the date of grant.

(3)	Represents grants of stock appreciation rights (“SARs”). Grants vest and become exercisable in three equal installments each year beginning on the first anniversary of the date of grant. All SARs have a seven-year term.

(4)	Grant date fair value of stock and option/SARs awards is computed in accordance with FAS 123R based on assumptions set forth in Note 1 to the consolidated financial statements included in A.C. Moore’s 2008 Form 10-K.

(5)	Includes a grant date fair value of $130,712 and $140,500 for the grants of, respectively, PARS and SARs.

(6)	Reflects the date on which the Board or the Compensation Committee approved the terms of the agreements with Mr. Lepley or Mr. Zawoysky.

(7)	Includes a grant date fair value of $20,330 and $23,930 for the grants of, respectively, PARS and SARs.

(8)	Includes a grant date fair value of $47,325 and $71,000 for the grants of, respectively, PARS and SARs.

(9)	Includes a grant date fair value of $91,477 and $107,685 for the grants of, respectively, PARS and SARs.

(10)	Includes a grant date fair value of $25,411 and $29,912 for the grants of, respectively, PARS and SARs.

(11)	Includes a grant date fair value of $91,477 and $107,685 for the grants of, respectively, PARS and SARs.
Outstanding Equity Awards at Fiscal Year-End 2008
The following table sets forth information concerning unexercised options and unvested stock awards for each Named Executive Officer outstanding as of the end of the fiscal year 2008. All equity awards were granted under either A.C. Moore’s 1997 Plan, 2002 Plan or the Stock Incentive Plan.

	Option/SARs Awards				Stock Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying	Option/		Number of	Market Value
	Unexercised	Unexercised	SARs		Shares or	of Shares or
	Options/	Options/	Exercise	Option/	Units of Stock	Units of Stock
	SARs	SARs	or Base	SARs	That Have	That Have
	(#)(1)	(#)(1)	Price	Expiration	Not Vested	Not Vested
Name	Exercisable	Unexercisable	($)	Date	(#)(2)	($)(3)
Rick A. Lepley	106,667	53,333	17.74	06/01/2016	43,666	60,259
	33,333	66,667	20.37	02/20/2014
	—	50,000	6.82	03/31/2015
	—	150,000	1.20	12/03/2015

Michael G. Zawoysky	3,333	6,667	21.81	03/26/2014	11,981	22,718
	—	8,516	6.82	03/31/2015
	—	25,000	6.31	09/24/2015

Joseph A. Jeffries	1,667	3,333	16.31	11/28/2014	18,413	25,410
	12,774	25,548	6.82	03/31/2015

Amy Rhoades	8,333	4,167	16.38	07/24/2016	5,226	7,212
	2,100	4,200	20.37	02/20/2014
	—	10,645	6.82	03/31/2015

Marc Katz	—	—	—	—	—	—

(1)	All stock options and SARs vest and become exercisable in three equal installments each year beginning on the first anniversary of the date of grant. Awards expiring June 1, 2016, February 20, 2014, March 26, 2014 and July 24, 2016 are stock options. Stock options expiring June 1, 2016 and July 24, 2016 have a ten-year term. Stock options expiring February 20, 2014 and March 26, 2014 have a seven-year term. All other awards reflected in the table under “Option/SARs Awards” are SARs. All SARs have a seven-year term.

(2)	Except as stated in the next sentence, represents grants of PARS, which vest in either three or four equal installments upon A.C. Moore’s achievement of certain financial performance targets and vest in full on the date that is either four or five years from the grant date, if not earlier vested. Of Mr. Lepley’s shares, 19,166 are shares of restricted stock which vest in three equal annual installments beginning on the first anniversary of the date of grant.

(3)	Market value is calculated using $1.38 per share, the NASDAQ Stock Market closing price per share of A.C. Moore common stock on January 2, 2009.
Option/SARs Exercises and Stock Awards Vested in Fiscal 2008
The Named Executive Officers did not exercise any stock options or SARs and no stock amounts vested in fiscal 2008.

Equity Incentive Plans
Old Plans
A.C. Moore’s stock option plans consist of the 2002 Plan and the 1997 Plan (referred to together as the “Old Plans”). The purpose of the Old Plans was to encourage ownership of A.C. Moore’s Common Stock by employees and directors of A.C. Moore (and by certain consultants in the case of the 1997 Plan) in order to attract such persons, induce them to work for the benefit of A.C. Moore and provide additional incentive for them to promote the success of A.C. Moore. Options granted under each plan were either incentive stock options intended to qualify under Section 422 of the Code, or options not intended to so qualify, except that incentive stock options could only be granted to employees. The maximum total number of shares of A.C. Moore’s Common Stock for which awards could be granted under the 2002 Plan and 1997 Plan is 1,500,000 and 2,000,000 shares, respectively, subject to adjustment in a manner determined by the Compensation Committee of the Board to reflect changes in A.C. Moore’s Common Stock. Payment of the exercise price for options granted under the Old Plans may be made in cash, shares of Common Stock or a combination of both. All options granted pursuant to the Plans are exercisable in accordance with a vesting schedule and prior to an expiration date, each of which were set at the time of the issuance of the option. As of January 3, 2009, there were a total aggregate of options to purchase 1,046,099 shares of Common Stock outstanding under the 2002 Plan and 1997 Plan.
All directors, officers and key employees (and certain consultants in the case of the 1997 Plan) were eligible to receive options under the Old Plans. The Old Plans are administered by the Compensation Committee or, at the option of the Board, the Board may administer the Old Plans. The Compensation Committee approved the optionees and determined the nature of the option granted, the number of shares subject to each option, the option vesting schedule and other terms and conditions of each option. The Compensation Committee could modify or amend each Plan, provided that without the consent of the participant, such action could not affect a participant’s rights under previously granted options. With the consent of a participant, the Compensation Committee may amend outstanding options in a manner not inconsistent with the applicable Plan.
The Stock Incentive Plan described below effectively replaced the Old Plans and no further grants or awards are made under the Old Plans. All grants and awards are made under the shareholder-approved Stock Incentive Plan. The Old Plans will continue in effect until their respective expiration dates for the limited purpose of administering such plans.
Stock Incentive Plan
On June 7, 2007, A.C. Moore’s shareholders approved the Stock Incentive Plan. The purpose of the Stock Incentive Plan is to provide incentives to attract, retain, motivate and reward non-employee directors, executive officers and other key employees of A.C. Moore by providing them opportunities to receive shares of Common Stock or to receive monetary payments based on the value of such shares. The Stock Incentive Plan is intended to assist in further aligning the interests of participants in the Stock Incentive Plan with those of A.C. Moore’s shareholders.

The following types of awards or any combination of them may be granted under the Stock Incentive Plan: (i) stock options (both incentive stock options and non-qualified options) to receive shares of Common Stock; (ii) stock appreciation rights, which entitle the grantee to receive an amount in cash, shares of Common Stock, or a combination of cash and shares of Common Stock, determined by reference to appreciation in Common Stock value; (iii) stock awards, which entitle the grantee to receive shares of Common Stock which may be subject to certain restrictions such as restrictions on transferability; (iv) performance awards, which entitle the grantee to receive, without payment, an award following the attainment of performance goals; and (v) stock units, which entitle the grantee to receive an amount in cash or, if the grantee and the Compensation Committee so agree, in shares of Common Stock or a combination of cash and shares of Common Stock, with or without other payments by the grantee, as may be determined by the Compensation Committee (each as described above is referred to as an “Award” and collectively, the “Awards”). In addition, other forms of awards valued in whole or in part by reference to A.C. Moore’s Common Stock may be granted either alone or in addition to the foregoing Awards. Each Award is subject to such terms and conditions consistent with the Stock Incentive Plan, as determined by the Compensation Committee and as set forth in an Award agreement.
All non-employee directors, executive officers and other key employees of A.C. Moore or any of its affiliates who are significantly responsible for the success and future growth and profitability of A.C. Moore, as determined by the Compensation Committee, are eligible to be participants in the Stock Incentive Plan. The Stock Incentive Plan is administered by the Compensation Committee. Under the Stock Incentive Plan, the Compensation Committee has the power to interpret the Stock Incentive Plan and to adopt such rules and regulations as it considers necessary for purposes of administering the Stock Incentive Plan. The Compensation Committee is authorized to grant Awards to the participants in the Stock Incentive Plan and to determine the number and types of such Awards and the terms, conditions and limitations applicable to each such Award. The Compensation Committee may delegate its powers and authority under the Stock Incentive Plan to designated officers or employees of A.C. Moore. In addition, the independent members of the full Board may exercise any of the powers and authority of the Compensation Committee under the Stock Incentive Plan.
The aggregate number of shares of Common Stock that may be subject to Awards to be granted under the Stock Incentive Plan is 1,000,000 shares, subject to adjustments for stock splits, recapitalizations and other specified events. This share reserve will be increased by a number of shares of Common Stock equal to the number of shares of Common Stock that are issuable pursuant to option grants (referred to as the “Existing Options”) outstanding under the Old Plans as of the effective date of the Stock Incentive Plan that but for the suspension of the Old Plans would otherwise have reverted to the share reserve of the Old Plans, as applicable, as a result of the expiration, termination, cancellation or forfeiture of such Existing Options.
Annual Incentive Plan
The purpose of the Annual Incentive Plan is to provide an annual performance based incentive for employees who are in a position to contribute materially to the success of A.C. Moore. The Compensation Committee and the Board believe that A.C. Moore will significantly benefit from having A.C. Moore’s employees receive cash bonus awards under the Annual Incentive Plan. A.C. Moore’s success depends, in large measure, on its ability to attract and reward talented employees with outstanding abilities and experience. To achieve this objective, the Board adopted the Annual Incentive Plan as a tool to attract and provide additional motivation to key employees to use their best efforts in performing their respective duties and obligations at A.C. Moore.
All present and future employees, including executive officers, of A.C. Moore will be eligible to receive awards under the Annual Incentive Plan. A participant in the Annual Incentive Plan will be selected, from time to time, by the Compensation Committee among such employees. The Annual Incentive Plan generally is administered by the Compensation Committee comprised of not less than two members who each qualifies as an “outside director” within the meaning of Code Section 162(m) and the regulations thereunder. The Compensation Committee has general authority to impose any limitation or condition upon an award the Compensation Committee deems appropriate to achieve the objectives of the award and the Annual Incentive Plan.

The Compensation Committee has the power and complete discretion to determine which employees will receive an award and the nature of the award, (ii) the amount of each award, (iii) the time or times when an award will be granted, (iv) whether a disability exists, (v) the terms and conditions applicable to awards, and (vi) any additional requirements relating to awards that the Compensation Committee deems appropriate.
The Compensation Committee will be entitled to make non-uniform and selective determinations and to establish non-uniform and selective performance criteria, performance goals and the weightings thereof.
Agreements with Named Executive Officers
We have entered into agreements, which include change of control provisions, with our current executive officers. In fiscal 2008, we entered into amendments to agreements with Messrs. Lepley, Jeffries and Zawoysky. The material terms of these agreements, as amended, are described below.
The agreements with named executive officers provide enhanced payments and benefits in the event of a change of control (as defined in these agreements). The basic rationale for this change of control protection is to diminish the potential distraction due to personal uncertainties and risks that inevitably arise when a change of control is threatened or pending. The termination benefits payable in connection with a change of control generally require a “double trigger,” which means that after a change of control (the first “trigger”) a covered executive’s employment is either involuntarily terminated without “cause” or the executive resigns for “good reason” (as both terms are defined in the relevant agreement), either of which would constitute the second “trigger.” A double trigger was selected to increase the likelihood that an executive would remain with A.C. Moore after a change of control. The agreements also have a single trigger approach with regard to equity grants held on the date of a change in control, which means that all grants held on such date immediately vest and become exercisable, as applicable, upon a change in control. In addition, the Stock Incentive Plan contains a single trigger approach with regard to vesting of awards. The Annual Incentive Plan permits the Board, in its discretion, to accelerate vesting and payouts in the event of a change in control. In addition, the special retention award agreements provide for automatic vesting upon a change in control.
Employment Agreement with Rick A. Lepley
On June 1, 2006, A.C. Moore entered into an employment agreement with Mr. Lepley to serve as A.C. Moore’s Chief Executive Officer effective as of June 1, 2006. The employment agreement was amended on November 15, 2006 and November 19, 2007. Mr. Lepley’s employment agreement had an initial term of three years to be extended automatically for successive one year terms, unless either party provides written notice of termination at least six months prior to the end of the term. In December 2008, A.C. Moore and Mr. Lepley entered into an amendment to Mr. Lepley’s agreement pursuant to which Mr. Lepley’s employment as Chief Executive Officer was extended through December 31, 2010. Mr. Lepley receives a base salary of $550,000 per fiscal year (using a fiscal year starting on June 1), subject to annual review and adjustment.
Pursuant to the December 2008 amendment, Mr. Lepley was granted 150,000 SARs. Vesting, base price, term and grant date fair value of the SARs granted in December 2008 are disclosed above. The December 2008 amendment also provided that if Mr. Lepley’s employment is terminated without cause or for good reason (as defined in his employment agreement), if termination occurs from January 1, 2009 through December 31, 2009, he will be entitled to his then current base salary from the date of termination for the remaining months of the employment term through December 31, 2010 plus his pro rata bonus (as defined in the employment agreement) and, if termination occurs during any other time during the employment term, his base salary through the twelfth month anniversary of termination plus his pro rata bonus.

Mr. Lepley’s employment agreement contains restrictive covenants relating to confidentiality, non-competition and non-solicitation. Mr. Lepley may not compete with, solicit employees from or interfere with business relationships of A.C. Moore for the same term during which he is entitled to receive base salary after termination, with a minimum of no less than 12 months in any circumstance. The non-competition provision prohibits Mr. Lepley from engaging in any business competing with A.C. Moore’s business as such business exists or is in process on the date of the termination of Mr. Lepley’s employment, within any geographical area in which A.C. Moore engages or actively plans to engage in such business. If Mr. Lepley violates these post-employment covenants, among other remedies, A.C. Moore is entitled to cease making post-employment payments to Mr. Lepley.
Upon a change of control (as defined in his employment agreement), Mr. Lepley receives an automatic two-year employment term from the date of the change of control, during which his base salary, annual bonus and other benefits are guaranteed to be at least at the level which he received in the 12 months prior to the change of control. If during this two-year term A.C. Moore terminates Mr. Lepley’s employment other than for cause, death or disability or Mr. Lepley terminates for good reason, Mr. Lepley is entitled to receive a lump sum cash payment equal to the aggregate of his base salary through the date of termination, two times the pro rata portion of his annual bonus and two times the amount of his base salary. For termination due to death or disability following a change of control, he or his estate will receive a cash lump sum payment equal to the aggregate of his base salary through the date of death or disability and a pro rata bonus determined in the same manner as if there were no change of control. If A.C. Moore terminates for cause or Mr. Lepley terminates without good reason following a change of control, he is entitled to base salary through the date of termination. In addition, all options, SARs and restricted stock held by Mr. Lepley on the date of a change of control will immediately vest and remain exercisable for different periods of time depending upon continued employment. If Mr. Lepley’s employment is terminated without cause following the change of control, he will have until the earlier of the end of the original option or SAR term and 18 months after the termination date to exercise the options and SARs. Upon a termination without cause following a change of control, all SARs and restricted stock to which Mr. Lepley would be entitled to receive will immediately be deemed granted and vested and Mr. Lepley will have 18 months after the termination date to exercise these SARs.
If any payments to Mr. Lepley upon a change in control as described above would constitute an excess payment under Code Section 280G and be subject to the excise tax imposed by Code Section 4999 on such excess payments, Mr. Lepley is entitled to a tax “gross-up” payment of such amount that would leave him in the same tax position as if no such excise tax (including related penalties or interest) was applicable.
Letter Agreement with Joseph A. Jeffries
On November 28, 2007, A.C. Moore entered into a letter agreement with Joseph A. Jeffries to serve as A.C. Moore’s Executive Vice President of Operations effective as of November 28, 2007. Mr. Jeffries receives a base salary of $280,000 per year, subject to annual review and adjustment.
If A.C. Moore terminates his employment without cause, Mr. Jeffries is entitled to receive base salary and insurance benefits through the sixth-month anniversary of the termination date. In the event Mr. Jeffries remains unemployed after six months from his termination date, he will receive an additional month of severance and insurance benefits for each month he remains unemployed, up to a maximum of six additional months.

On August 6, 2008, A.C. Moore and Mr. Jeffries entered into the first amendment to his employment letter. Pursuant to the amendment, Mr. Jeffries’ title was changed from Executive Vice President of Operations to Executive Vice President and Chief Operating Officer. In addition, the amendment provides for an automatic one-year term from the date of a change of control (as defined in the amendment), during which Mr. Jeffries is guaranteed a base salary equal to 12 times his highest monthly base salary during the 12-months preceding the change of control, as well as an annual cash bonus at least equal to the amount received for the last full calendar year. If A.C. Moore terminates his employment other than for cause, death or disability or Mr. Jeffries terminates for good reason, Mr. Jeffries is entitled to receive a lump sum cash payment equal to the aggregate of base salary through the date of termination, pro rata bonus and twelve months of base salary. Mr. Jeffries will also receive insurance benefits during this period. For termination due to death or disability, he or his estate will receive a cash lump sum payment equal to the aggregate of his base salary through the date of death or disability and his pro rata bonus. If A.C. Moore terminates for cause or Mr. Jeffries terminates without good reason following a change of control, he is entitled to base salary through the date of termination. The amendment provides that Mr. Jeffries’s options, SARs and restricted stock vest immediately upon a change of control. If Mr. Jeffries’s employment is terminated without cause following a change in control, he will have until the earlier of the original option or SAR term or 18 months after the termination date to exercise the options or SARs.
Mr. Jeffries’ letter agreement contains restrictive covenants relating to confidentiality, non-competition and non-solicitation that are substantively the same as those described above for Mr. Lepley, except that the non-competition and non-solicitation prohibition is for 12 months following the termination of his employment.
Letter Agreement with Michael G. Zawoysky
On September 24, 2008, A.C. Moore entered into an amended and restated employment letter (the “letter agreement”) with Michael G. Zawoysky to serve as the Company’s Executive Vice President and Chief Financial Officer. Mr. Zawoysky resigned as A.C. Moore’s Executive Vice President and Chief Financial Officer effective April 24, 2009 to pursue an opportunity in the private equity sector. Upon his resignation, pursuant to the terms of his employment letter, he did not qualify to receive any payments or benefits upon termination or change in control.
Pursuant to the letter agreement, Mr. Zawoysky received a base salary of $250,000 per year. On September 24, 2008, in connection with entry into the letter agreement, Mr. Zawoysky was granted 7,500 shares of performance accelerated restricted stock and 25,000 stock-settled stock appreciation rights under the Company’s 2007 Stock Incentive Plan.
If A.C. Moore had terminated his employment without cause, Mr. Zawoysky would have been entitled to receive base salary and insurance benefits through the sixth-month anniversary of the termination date. In the event Mr. Zawoysky remained unemployed after six months from his termination date, he would have received an additional month of severance and insurance benefits for each month he remained unemployed, up to a maximum of six additional months. In this instance, Mr. Zawoysky was required to actively seek employment after the termination date in order to receive the additional monthly severance.
The letter agreement provided for an automatic one-year term from the date of a change of control (as defined in the letter agreement), during which Mr. Zawoysky was guaranteed a base salary equal to 12 times his highest monthly base salary during the 12 months preceding the change of control, as well as an annual cash bonus at least equal to the amount received for the last full calendar year. If A.C. Moore had terminated his employment other than for cause, death or disability or Mr. Zawoysky terminated for good reason, Mr. Zawoysky would have been entitled to receive a lump sum cash payment equal to the aggregate of base salary through the date of termination, pro rata bonus and twelve months of base salary. Mr. Zawoysky would have also received insurance benefits during this period. For termination due to death or disability, he or his estate would have received a cash lump sum payment equal to the aggregate of his base salary through the date of death or disability and his pro rata bonus. If A.C. Moore terminated for cause or Mr. Zawoysky terminated without good reason following a change of control, he would have been entitled to base salary through the date of termination. The amendment provided that Mr. Zawoysky’s options, stock appreciation rights and restricted stock vested immediately upon a change of control. If Mr. Zawoysky’s employment were terminated without cause following a change in control, he would have until the earlier of the original option or stock appreciation right term or 18 months after the termination date to exercise the options or stock appreciation rights.

Mr. Zawoysky’ letter agreement contains restrictive covenants relating to confidentiality, non-competition and non-solicitation that are substantively the same as those described above for Mr. Lepley, except that the non-competition and non-solicitation prohibition is for 12 months following the termination of his employment.
Employment Agreement with Amy Rhoades
On July 24, 2006, A.C. Moore entered into an employment agreement with Amy Rhoades to serve as A.C. Moore’s Vice President and General Counsel effective July 24, 2006. Ms. Rhoades’ employment agreement was amended on November 15, 2006 and November 19, 2007. Ms. Rhoades’ employment agreement has an initial term of one year to be extended automatically for successive one year terms, unless either party provides written notice of termination at least 60 days prior to the end of the term. Ms. Rhoades receives a base salary of $175,000 per year under her employment agreement, subject to annual review and adjustment.
If A.C. Moore terminates her employment without cause or Ms. Rhoades terminates for good reason or there is a non-renewal of the employment agreement, Ms. Rhoades is entitled to receive base salary, pro rata bonus, vested and earned but unpaid amounts under A.C. Moore’s incentive plans through the twelfth-month anniversary of the termination date. If A.C. Moore terminates for cause or Ms. Rhoades terminates without good reason, Ms. Rhoades is entitled to receive base salary through the termination date but will not be entitled to payment of a pro rata bonus. If termination occurs due to death or disability, Ms. Rhoades or her estate will be entitled to receive the sum of her base salary through the termination date, her pro rata annual bonus and vested and earned but unpaid amounts under incentive plans and other programs.
Ms. Rhoades’ employment agreement contains restrictive covenants relating to confidentiality, non-competition and non-solicitation that are substantively the same as those described above for Mr. Lepley, except that the non-competition and non-solicitation prohibition is for 12 months following the termination of her employment.
Upon a change of control (as defined in her employment agreement), Ms. Rhoades’ employment agreement provides for an automatic one-year term from the date of the change of control, during which Ms. Rhoades is guaranteed a base salary equal to 12 times her highest monthly base salary during the 12-months preceding the change of control, as well as an annual cash bonus at least equal to the amount received for the last full calendar year. If A.C. Moore terminates her employment other than for cause, death or disability or Ms. Rhoades terminates for good reason, Ms. Rhoades is entitled to receive a lump sum cash payment equal to the aggregate of base salary through the date of termination, pro rata bonus and twelve months of base salary. Ms. Rhoades will also receive insurance benefits during this period. For termination due to death or disability, she or her estate will receive a cash lump sum payment equal to the aggregate of her base salary through the date of death or disability and her pro rata bonus. If A.C. Moore terminates for cause or Ms. Rhoades terminates without good reason following a change of control, she is entitled to base salary through the date of termination. The employment agreement provides that Ms. Rhoades’ options, SARs and restricted stock vest immediately upon a change of control. If Ms. Rhoades’ employment is terminated without cause following a change in control, she will have until the earlier of the original option or SAR term or 18 months after the termination date to exercise the options or SARs.

Employment Agreement with Marc Katz, Former Chief Financial Officer
On September 6, 2006, and effective as of September 13, 2006, A.C. Moore entered into an employment agreement with Marc Katz to serve as our Executive Vice President and Chief Financial Officer. Mr. Katz resigned from A.C. Moore effective June 27, 2008 to pursue an opportunity in the private equity sector. Upon his resignation, pursuant to the terms of his employment agreement, he did not qualify to receive any payments or benefits upon termination or change in control.
Mr. Katz received a base salary of $275,000 per year under his employment agreement, subject to annual review and adjustment. Mr. Katz’s employment agreement contains restrictive covenants relating to confidentiality, non-competition and non-solicitation that are substantively the same as those described above for Mr. Lepley, except that the non-competition and non-solicitation prohibition is for 12 months following the termination of his employment.
Tabular Information Relating to Potential Payments or Benefits upon Termination and Change in Control
The following tables quantify the potential termination and change in control payment and benefit amounts for Messrs. Lepley, Jeffries and Zawoysky and Ms. Rhoades pursuant to their agreements, assuming a hypothetical triggering event had occurred as of January 3, 2009. The terms and conditions of the post-employment provisions for Messrs. Lepley, Jeffries and Zawoysky and Ms. Rhoades are described in detail above under “ — Agreements with Named Executive Officers.”
Tabular information for Mr. Katz is not included in below, as he resigned effective June 27, 2008 and therefore was not employed by A.C. Moore as of the last day of fiscal 2008. Upon his resignation, pursuant to the terms of his employment agreement, he did not qualify to receive any payments or benefits.
Under the Stock Incentive Plan, all named executive officers may receive benefits in the event of death, disability and retirement. All unvested awards immediately vest in full upon the occurrence of a change in control under the Stock Incentive Plan. In addition, Mr. Lepley and Ms. Rhoades receive benefits under the Old Plans in the event of death or disability. The Stock Incentive Plan and the Old Plans do not discriminate in terms of scope, terms or operation in favor of executive officers and these benefits are available generally to all participants.
Employment Agreement with Rick A. Lepley

								Termination
								for Cause or
								Resignation
			Termination			Termination		w/o Good
			for Cause or			w/o Cause or		Reason		Termination
	Termination		Resignation			Resignation		(including		due to Death or
	w/o Cause or		w/o Good			for Good		Retirement)		Disability
	Resignation		Reason	Termination		Reason upon a		upon a		upon a
	for Good		(including	due to Death		Change in		Change in		Change in
Item of Compensation	Reason(1)		Retirement)	or Disability		Control		Control		Control
Cash Payment (Salary and Bonus)	$1,725,000	(2)	—	$575,000	(3)	$2,300,000	(4)	—		$575,000	(3)
Equity Grants (5)	—		—	—		$87,259	(6)	$60,259	(7)	$60,259	(7)
Health Insurance Premiums	$23,808	(8)	—	—		$23,808	(8)	—		—
Excise Tax and Gross-Up	—		—	—		—		—		—
Total	$1,748,808		—	$575,000		$2,411,067		$60,259		$635,259

(1)	Amounts reflect payments assuming triggering event within the first 12 months of the current term of Mr. Lepley’s employment agreement. See the narrative above under “ — Agreements with Named Executive Officers” for information on provisions relating to the last 12 months of the current term of his employment agreement.

(2)	Reflects (i) $1,150,000 for 24 months of base salary paid on a monthly basis and (ii) $575,000 under the annual incentive plan for fiscal 2008 performance, calculated as if the target under such plan had been reached.

(3)	Reflects a lump sum payment under the annual incentive plan for 2008 performance, calculated as if the target under such plan had been reached.

(4)	Reflects lump sum payment equal to two times annual base salary ($1,150,000) plus two times $575,000 ($1,150,000) under the annual incentive plan for 2008 performance, calculated as if the target under such plan had been reached.

(5)	Mr. Lepley receives immediate vesting and exercisability of all stock options, SARs, PARS and restricted stock held at the time of a change of control irrespective of any subsequent termination and will have until the end of the term of the option or SAR to exercise such option or SAR. In the event his employment is terminated for any reason (other than cause) after the change in control, he will have until the earlier of (a) the end of the original option or SAR term and (b) 18 months after termination to exercise these options and SARs. If he is terminated for cause following the change in control, his options, SARs and unvested restricted stock terminate effective immediately.

(6)	Reflects $33,810 in immediately vested PARS and $26,449 in immediately vested restricted stock based on $1.38, the NASDAQ closing price per share of A.C. Moore Common Stock on January 2, 2009, plus $27,000 in immediately vested and exercisable SARs.

(7)	Reflects $33,810 in immediately vested PARS and $26,449 in immediately vested restricted stock based on $1.38, the NASDAQ closing price per share of A.C. Moore Common Stock on January 2, 2009.

(8)	Reflects 24 months of health insurance premiums paid on a monthly basis.

Letter Agreement with Joseph A. Jeffries

						Termination
						for Cause or
						Resignation
						w/o Good
				Termination w/o		Reason
				Cause or		(including		Termination
				Resignation for		Retirement)		due to Death
				Good Reason		upon a		or Disability
	Termination		Termination	upon a Change		Change in		upon a Change
Item of Compensation*	w/o Cause		for Cause	in Control		Control		in Control
Cash Payment (Salary)	$153,850	(1)	—	$538,475	(2)	—		$230,775	(3)
Equity Grants (4)	—		—	$25,410	(5)	$25,410	(5)	$25,410	(5)
Health Insurance Premiums	$5,952	(6)	—	$11,904	(7)	—		—
Total	$159,802		—	$575,789		$25,410		$256,185

*	Mr. Jeffries’ letter agreement does not contain provisions relating to termination with or without good reason or termination for retirement, death or disability prior to a change in control or a gross-up or excise tax provision.

(1)	Reflects six months of base salary paid on a monthly basis. Mr. Jeffries is entitled to receive an additional $25,642 per month for each month he remains unemployed up to a maximum of six months.

(2)	Reflects a lump sum payment equal to 12 months of base salary of $307,700 plus $230,775 under the annual incentive plan for 2008 performance, calculated as if the target under such plan had been reached.

(3)	Reflects $230,775 under the annual incentive plan for 2008 performance, calculated as if the target under such plan had been reached.

(4)	Mr. Jeffries receives immediate vesting and exercisability of all stock options, stock appreciation rights (“SARs”), performance accelerated restricted stock (“PARS”) and restricted stock held at the time of a change of control irrespective of any subsequent termination and will have until the end of the term of the option or SAR to exercise such option or SAR. In the event his employment is terminated for any reason (other than cause) after the change in control, he will have until the earlier of (a) the end of the original option or SAR term and (b) 18 months after termination to exercise these options and SARs. If he is terminated for cause following the change in control, his options, SARs and unvested restricted stock terminate effective immediately.

(5)	Reflects value of immediately vested PARS based on $1.38, the NASDAQ closing price per share of A.C. Moore Common Stock on January 2, 2009.

(6)	Reflects six months of health insurance premiums paid on a monthly basis. Mr. Jeffries is entitled to receive an additional $992 per month for each month he remains unemployed up to a maximum of six months.

(7)	Reflects 12 months of health insurance premiums paid on a monthly basis.

Letter Agreement with Michael G. Zawoysky

						Termination
						for Cause or
						Resignation
				Termination		w/o Good
				w/o Cause or		Reason
				Resignation		(including		Termination
				for Good		Retirement)		due to Death or
				Reason upon a		upon a		Disability upon
	Termination		Termination	Change in		Change in		a Change in
Item of Compensation*	w/o Cause		for Cause	Control		Control		Control
Cash Payment (Salary)	$125,000	(1)	—	$437,500	(2)	—		$187,500	(3)
Equity Grants (4)	—		—	$16,534	(5)	$16,534	(5)	$16,534	(5)
Health Insurance Premiums	$5,952	(6)	—	$5,952	(7)	—		—
Total	$130,952		—	$459,986		$16,534		$204,034

*	Mr. Zawoysky’s letter agreement does not contain provisions relating to termination with or without good reason or termination for retirement, death or disability prior to a change in control, a retention bonus or a gross-up or excise tax provision.

(1)	Reflects six months of base salary paid on a monthly basis. Mr. Zawoysky is entitled to receive an additional $20,833 per month for each month he remains unemployed up to a maximum of six months.

(2)	Reflects a lump sum payment equal to 12 months of base salary of $250,000 plus $187,500 under the annual incentive plan for 2008 performance, calculated as if the target under such plan had been reached.

(3)	Reflects $187,500 under the annual incentive plan for 2008 performance, calculated as if the target under such plan had been reached.

(4)	Mr. Zawoysky receives immediate vesting and exercisability of all stock options, stock appreciation rights (“SARs”), performance accelerated restricted stock (“PARS”) and restricted stock held at the time of a change of control irrespective of any subsequent termination and will have until the end of the term of the option or SAR to exercise such option or SAR. In the event his employment is terminated for any reason (other than cause) after the change in control, he will have until the earlier of (a) the end of the original option or SAR term and (b) 18 months after termination to exercise these options and SARs. If he is terminated for cause following the change in control, his options, SARs and unvested restricted stock terminate effective immediately.

(5)	Reflects value of immediately vested PARS based on $1.38, the NASDAQ closing price per share of A.C. Moore Common Stock on January 2, 2009.

(6)	Reflects six months of health insurance premiums paid on a monthly basis. Mr. Zawoysky is entitled to receive an additional $992 per month for each month he remains unemployed up to a maximum of six months.

(7)	Reflects 12 months of health insurance premiums paid on a monthly basis.

Employment Agreement with Amy Rhoades

								Termination
								for Cause or
			Termination			Termination		Resignation
			for Cause or			w/o Cause or		w/o Good		Termination
	Termination		Resignation			Resignation		Reason		due to Death
	w/o Cause or		w/o Good			for Good		(including		or Disability
	Resignation		Reason	Termination		Reason upon a		Retirement)		upon a
	for Good		(including	due to Death		Change in		upon a Change		Change in
Item of Compensation*	Reason		Retirement)	or Disability		Control		in Control		Control
Cash Payment (Salary and Bonus)	$263,250	(1)	—	$68,250	(2)	$263,250	(3)	—		$68,250	(2)
Equity Grants (4)	—		—	—		$7,219	(5)	$7,219	(5)	$7,219	(5)
Health Insurance Premiums	—		—	—		$11,904	(6)	—		—
Total	$263,250		—	$68,250		$282,373		$7,219		$75,469

*	Ms. Rhoades’ employment agreement does not provide for a retention bonus or contain a gross-up or excise tax reduction provision.

(1)	Reflects 12 months of base salary paid on a monthly basis of $195,000 plus $68,250 under the annual incentive plan for 2008 performance, calculated as if the target under such plan had been reached.

(2)	Reflects $68,250 under the annual incentive plan for 2008 performance, calculated as if the target under such plan had been reached.

(3)	Reflects a lump sum payment equal to 12 months of base salary of $195,000 plus $68,250 under the annual incentive plan for 2008 performance, calculated as if the target under such plan had been reached.

(4)	Ms. Rhoades receives immediate vesting and exercisability of all stock options, stock appreciation rights (“SARs”), performance accelerated restricted stock (“PARS”) and restricted stock held at the time of a change of control irrespective of any subsequent termination and will have until the end of the term of the option or SAR to exercise such option or SAR. In the event her employment is terminated for any reason (other than cause) after the change in control, she will have until the earlier of (a) the end of the original option or SAR term and (b) 18 months after termination to exercise these options and SARs. If she is terminated for cause following the change in control, her options, SARs and unvested restricted stock terminate effective immediately.

(5)	Reflects value of immediately vested PARS based on $1.38, the NASDAQ closing price per share of A.C. Moore Common Stock on January 2, 2009.

(6)	Reflects 12 months of health insurance premiums paid on a monthly basis.

DIRECTOR COMPENSATION
The following table sets forth the compensation of non-employee directors for their service as directors during 2008. Mr. Lepley is an employee of A.C. Moore and, as such, not compensated as a director.

	Fees
	Earned or
	Paid in	Stock	Option	All Other
	Cash	Awards	Awards	Compensation	Total
Name	($)	($)(1)(2)(3)	($)(1)(2)(3)	($)	($)
Joseph F. Coradino	47,500	24,997	—	—	72,497
Michael J. Joyce	105,000	24,997	21,222	—	151,219
Neil A. McLachlan	45,000	24,997	4,264	—	74,261
Thomas S. Rittenhouse	50,000	24,997	4,264	—	79,261
Lori J. Schafer	55,000	24,997	21,222	—	101,219

(1)	Represents the dollar amount recognized for financial statement reporting purposes for the fiscal year ended January 3, 2009 in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards (referred to as “FAS”) No. 123 (revised 2004), “Share-Based Payment,” as modified or supplemented (referred to as “FAS 123R”) based on assumptions set forth in Note 2 to the consolidated financial statements included in A.C. Moore’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009 (referred to as the “2008 Form 10-K”) and disregarding estimates of forfeitures related to service-based vesting conditions. These dollar amounts include amounts for awards granted in and prior to 2008, as applicable.

(2)	Each of the current directors was granted 6,024 shares of restricted Common Stock on June 19, 2008 under A.C. Moore’s 2007 Stock Incentive Plan (referred to as the “Stock Incentive Plan”). The shares of restricted Common Stock vest in three equal annual installments beginning on the first anniversary of the date of grant. The grant date fair value, as computed in accordance with FAS 123R based on assumptions set forth in Note 2 to the consolidated financial statements included in A.C. Moore’s 2008 Form 10-K, of each of these restricted Common Stock awards was $49,999.

(3)	The following tables set forth information concerning unexercised options and unvested stock awards for the directors as of January 3, 2009. With the exception of the grants expiring on February 20, 2014 and August 3, 2016, all stock options vest and become exercisable in three equal installments each year beginning on the first anniversary of the date of grant. The grants expiring on February 20, 2014 and August 3, 2016 vested in full on the first anniversary of the date of grant. Except for the options expiring February 20, 2014, which have a seven-year term, all options have a 10-year term.

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised
	Options(#)	Options(#)	Option Exercise	Option
Name	Exercisable	Unexercisable	Price($)	Expiration Date
Joseph F. Coradino	10,000	—	16.88	08/03/2016

Michael J. Joyce	10,000	—	21.95	08/26/2014
	10,000	—	23.51	08/25/2015
	10,000	—	16.88	08/03/2016

Neil A. McLachlan	3,500	—	20.37	02/20/2014

Thomas S. Rittenhouse	3,500	—	20.37	02/20/2014

Lori J. Schafer	10,000	—	23.51	08/25/2015
	10,000	—	16.88	08/03/2016

	Stock Awards
	Number of Shares	Market Value of
	or Units of Stock	Shares or Units of
	That Have Not	Stock That Have
	Vested	Not Vested
Name	(#)	($)*

Joseph F. Coradino	7,550	10,419
Michael J. Joyce	7,550	10,419
Neil A. McLachlan	7,550	10,419
Thomas S. Rittenhouse	7,550	10,419
Lori J. Schafer	7,550	10,419
* Market value is calculated using $1.38 per share, the NASDAQ Stock Market closing price per share of A.C. Moore common stock on January 2, 2009.
Process and Procedures for Determining Director Compensation
In January 2008, the responsibility for reviewing and recommending non-employee director compensation transferred to the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee solicits input from the Compensation Committee, as well as from independent outside consultants engaged by the Board, from time to time. The full Board, upon the recommendation of the Nominating and Corporate Governance Committee, approves director compensation.
Prior to January 2008, the Compensation Committee was responsible for determining director compensation. In February 2007, the Compensation Committee asked Hay Group, the independent outside compensation consultant retained to assist the Compensation Committee in its analysis of A.C. Moore’s executive compensation programs, to perform an analysis of A.C. Moore’s non-employee director compensation and make recommendations to the Compensation Committee regarding any changes to director compensation, including the implementation of director stock ownership guidelines. Hay Group presented data on director compensation at comparable companies in A.C. Moore’s market to the Compensation Committee. Hay Group worked directly with the Compensation Committee, receiving assignments and direction from the Compensation Committee Chair.
Director Compensation
Fees. Based on recommendations by Hay Group, in April 2007 the Board approved the following new compensation structure for non-employee directors:
•	an annual cash retainer of $35,000;

•	an additional annual cash retainer of $50,000 for the Chairman of the Board;

•	an additional annual cash retainer of $15,000 for the chair of the Audit Committee and $10,000 for each other member of the Audit Committee;

•	an additional annual cash retainer of $10,000 for the chair of the Compensation Committee and $5,000 for each other member of the Compensation Committee;

•	an additional annual cash retainer of $7,500 for the chair of the Nominating and Corporate Governance Committee and $5,000 for each other member of the Nominating and Corporate Governance Committee; and

•	an annual grant of restricted stock with a market value of approximately $50,000 on the date of grant.
Stock Ownership Guidelines for Directors. Based on Hay Group’s recommendations, the Board has approved the implementation of stock ownership guidelines for the non-employee directors. Requiring minimum levels of stock ownership by non-employee directors is consistent with the Board’s objective of aligning director and shareholder interests.

Directors Subject to Guidelines	Ownership Multiple of Annual Cash Retainer

All Non-Employee Directors	Three (3) times
Non-employee directors are expected to comply with these ownership requirements by the end of a five-year period beginning in 2007. Shares that are counted for purposes of satisfying ownership requirements are shares directly or indirectly owned and grants and awards under equity incentive plans (such as vested and unvested restricted stock). Stock options and stock appreciation rights (“SARs”) do not count towards satisfaction of the ownership requirements.
Stock Grant to Non-Employee Directors. Consistent with the new compensation structure set forth above, on June 19, 2008, the non-employee directors were granted restricted stock with a market value of approximately $50,000 on the date of grant, or 6,024 shares. The shares vest equally over three years from the date of grant.
Compensation Committee Interlocks and Insider Participation
The following persons served as members of the Compensation Committee in fiscal 2008: Lori J. Schafer, Joseph F. Coradino, Michael J. Joyce and Neil A. McLachlan. No person who served as a member of the Compensation Committee during fiscal 2008 was a current or former officer or employee of A.C. Moore or engaged in certain transactions with A.C. Moore required to be disclosed by regulations of the SEC except as disclosed below under “Related Party Transactions.” Additionally, there were no compensation committee “interlocks” during fiscal 2008, which generally means that no executive officer of A.C. Moore served as a director or member of the compensation committee of another entity, one of whose executive officers served as a director or member of the Compensation Committee of A.C. Moore.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth, as of April 28, 2009, certain information with respect to the beneficial ownership of Common Stock by (i) each person who is known by A.C. Moore to be the beneficial owner of more than 5% of Common Stock, (ii) each director and nominee for director of A.C. Moore, (iii) each executive officer of A.C. Moore named in the Summary Compensation Table and (iv) all directors and executive officers of A.C. Moore as a group. The information about the beneficial owners contained in the table below is based on information supplied by such persons or SEC filings. Except as otherwise indicated, to the knowledge of A.C. Moore, the beneficial owners of shares of Common Stock listed below have sole investment and voting power with respect to such shares.

	Shares Beneficially Owned (1)
	Amount and
	Nature of
	Beneficial		Percent of
Name of Beneficial Owner	Ownership		Class
Rick A. Lepley	380,116	(2)	1.8
Joseph A. Jeffries	80,196	(3)		*
Amy Rhoades	20,838	(4)		*
Michael G. Zawoysky	67,430	(5)		*
Marc Katz	0	(6)		*
Joseph F. Coradino	23,313	(7)		*
Michael J. Joyce	53,313	(8)		*
Neil A. McLachlan	17,813	(9)		*
Thomas S. Rittenhouse	12,813	(10)		*
Lori J. Schafer	28,313	(11)		*
All executive officers and directors as a group (10 persons)	684,145	(12)	3.3

Robert Atchinson	1,321,000	(13)	6.4
Phillip Gross	1,321,000	(13)	6.4
Adage Capital Advisors, L.L.C	1,321,000	(13)	6.4
Adage Capital Partners GP, L.L.C	1,321,000	(13)	6.4
Adage Capital Partners, L.P.	1,321,000	(13)	6.4
Chilton Investment Company, LLC	1,150,186	(14)	5.6
Dimensional Fund Advisors LP	1,842,020	(15)	8.9
Glenn J. Krevlin	1,199,912	(16)	5.8
Glenhill Advisors, LLC	1,199,912	(16)	5.8
Glenhill Capital Management, LLC	1,199,912	(16)	5.8
Royce & Associates, LLC	2,226,100	(17)	10.8
Schneider Capital Management Corporation	1,092,150	(18)	5.3
T. Rowe Price Associates, Inc.	1,978,860	(19)	9.6

*	Denotes less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to Common Stock. Shares of Common Stock issuable upon the exercise of securities currently exercisable or exercisable within 60 days of April 28, 2009 and shares of restricted stock which vest within 60 days of April 28, 2009 are deemed outstanding for computing the share ownership and percentage ownership of the person holding such securities, but are not deemed outstanding for computing the percentage of any other person. The address for all current directors and executive officers is c/o A.C. Moore Arts & Crafts, Inc., 130 A.C. Moore Drive, Berlin, New Jersey 08009.

(2)	Includes (i) 153,449 shares of Common Stock held by Mr. Lepley directly; and (ii) options to purchase 226,667 shares of Common Stock exercisable within 60 days of April 28, 2009. Excludes shares of Common Stock that potentially could be acquired upon the exercise of 16,667 SARs exercisable within 60 days of April 28, 2009, which SARs were out-of-the-money as of April 28, 2009.

(3)	Represents 80,196 shares of Common Stock held by Mr. Jeffries directly. Excludes shares of Common Stock that potentially could be acquired upon the exercise of 14,441 SARs exercisable within 60 days of April 28, 2009, which SARs were out-of-the-money as of April 28, 2009.

(4)	Includes (i) 8,305 shares of Common Stock held by Ms. Rhoades directly; and (ii) options to purchase 12,533 shares of Common Stock exercisable within 60 days of April 28, 2009. Excludes shares of Common Stock that potentially could be acquired upon the exercise of 3,548 SARs exercisable within 60 days of April 28, 2009, which SARs were out-of-the-money as of April 28, 2009.

(5)	Includes (i) 60,764 shares of Common Stock held by Mr. Zawoysky directly; and (ii) options to purchase 6,666 shares of Common Stock exercisable within 60 days of April 28, 2009. Excludes shares of Common Stock that potentially could be acquired upon the exercise of 2,838 SARs exercisable within 60 days of April 28, 2009, which SARs were out-of-the-money as of April 28, 2009.

(6)	In June 2008, Mr. Katz resigned from the Company and to the Company’s knowledge, he owns no Common Stock.

(7)	Includes (i) 13,313 shares of Common Stock held by Mr. Coradino directly; and (ii) options to purchase 10,000 shares of Common Stock exercisable within 60 days of April 28, 2009.

(8)	Includes (i) 23,313 shares of Common Stock held by Mr. Joyce directly; and (ii) options to purchase 30,000 shares of Common Stock exercisable within 60 days of April 28, 2009.

(9)	Includes (i) 14,313 shares of Common Stock held by Mr. McLachlan directly; and (ii) options to purchase 3,500 shares of Common Stock exercisable within 60 days of April 28, 2009.

(10)	Includes (i) 8,313 shares of Common Stock held by Mr. Rittenhouse directly; (ii) 1,000 shares of Common Stock held jointly by Mr. Rittenhouse and his spouse; and (iii) options to purchase 3,500 shares of Common Stock exercisable within 60 days of April 28, 2009.

(11)	Includes (i) 8,313 shares of Common Stock held by Ms. Schafer directly; and (ii) options to purchase 20,000 shares of Common Stock exercisable within 60 days of April 28, 2009.

(12)	Includes options to purchase 312,866 shares of Common Stock exercisable within 60 days of April 28, 2009. Excludes shares of Common Stock that potentially could be acquired upon the exercise of 37,494 SARs exercisable within 60 days of April 28, 2009, which SARs were out-of-the-money as of April 28, 2009.

(13)	Based solely on a Schedule 13G/A filed with the SEC on February 17, 2009 by Adage Capital Partners, L.P. (referred to as “ACP”), Adage Capital Partners GP, L.L.C. (referred to as “ACPGP”), Adage Capital Advisors, L.L.C. (referred to as “ACA”), Robert Atchinson and Phillip Gross. The filing indicates ACP, ACPGP, ACA and Messrs. Atchinson and Gross have shared voting power and shared dispositive power over 1,321,000 shares of Common Stock owned by ACP directly. ACPGP is the general partner of ACP. ACA is the managing member of ACPGP and the general partner of ACP. Messrs. Atchinson and Gross are managing members of ACA and general partners of ACP. The address of ACP, ACPGP, ACA and Messrs. Atchinson and Gross is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.

(14)	Based solely on a Schedule 13G filed with the SEC on February 13, 2009 by Chilton Investment Company, LLC (referred to as “CIC”). The filing indicates CIC has sole voting power and sole dispositive power over 1,150,186 shares of Common Stock. These securities are owned by various individual and institutional investors, which CIC serves as investment adviser. The address of CIC is 1266 East Main Street, 7th Floor, Stamford, Connecticut 06902.

(15)	Based solely on Schedule 13G/A filed with the SEC on February 9, 2009 by Dimensional Fund Advisors LP (referred to as “Dimensional”). These securities are owned by various investment companies and certain commingled group trusts and separate accounts, which Dimensional serves as investment adviser. For purposes of the reporting requirements of the Exchange Act, Dimensional is deemed to be a beneficial owner of such securities; however, Dimensional expressly disclaims that it is, in fact, the beneficial owner of such securities. The address of Dimensional is Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas 78746.

(16)	Based solely on a Schedule 13G/A filed with the SEC on February 17, 2009 by Glenhill Advisors, LLC (referred to as “GA”), Glenn J. Krevlin and Glenhill Capital Management, LLC (referred to as “GCM”). The filing indicates GA and Mr. Krevlin have sole voting power and sole dispositive power over 1,999,912 shares of Common Stock. The filing also indicates GCM has shared voting power and shared dispositive power over 1,999,912 shares of Common Stock. Mr. Krevlin is the managing member and control person of GA. GA is the managing member of GCM. GCM is the general partner and investment advisor of Glenhill Capital, LP, our security holder and sole shareholder of Glenhill Capital Overseas GP, Ltd. (referred to as “GCOGP”). GCOGP is general partner of Glenhill Capital Overseas Master Fund, LP, our security holder. The address of GA, Mr. Krevlin and GCM is 598 Madison Avenue, 12th Floor, New York, New York 10022.

(17)	Based solely on a Schedule 13G/A filed with the SEC on January 23, 2009 by Royce & Associates, LLC (referred to as “R&A”). The filing indicates R&A has sole voting power and sole dispositive power over 2,226,100 shares of Common Stock. These securities are owned by various individual and institutional investors, which R&A serves as investment adviser, including 1,883,100 shares owned directly by Royce Value Fund Plus, an investment company managed by R&A. The address of R&A is 1414 Avenue of the Americas, New York, New York 10019.

(18)	Based solely on a Schedule 13G filed with the SEC on February 13, 2009 by Schneider Capital Management Corporation (referred to as “SCMC”). The filing indicates SCMC has sole voting power over 922,600 shares of Common Stock and sole dispositive power over 1,092,150 shares of Common Stock. These securities are owned by various individual and institutional investors, which SCMC serves as investment adviser. The address of SCMC 460 E. Swedesford Rd., Suite 2000, Wayne, Pennsylvania 19087.

(19)	Based solely on a Schedule 13G/A filed with the SEC on February 12, 2009 by T. Rowe Price Associates, Inc. (referred to as “Price Associates”). The filing indicates Price Associates has sole voting power over 556,500 shares of Common Stock and sole dispositive power over 1,978,860 shares of Common Stock. These securities are owned by various individual and institutional investors, which Price Associates serves as investment adviser. The address of Price Associates is 100 E. Pratt Street, Baltimore, Maryland 21202.

Equity Compensation Plan Information
The following table summarizes information regarding our existing equity compensation plans as of January 3, 2009:

(c)
	(a)		Number of securities
	Number of securities	(b)	remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of outstanding	exercise price of	equity compensation
	options, warrants and	outstanding options,	plans (excluding securities
Plan Category	rights	warrants and rights	reflected in column (a))

Equity compensation plans approved by security holders (1)	1,500,454	$15.34	734,262

Equity compensation plans not approved by security holders	—	—	—

Total	1,500,454	$15.34	734,262

(1)	These plans are our 1997 Employee, Director and Consultant Stock Option Plan, 2002 Stock Option Plan and fiscal 2007 Stock Incentive Plan.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Related Party Transactions Policy and Procedures
In April 2007, the Board adopted a written Related Party Transactions Policy and Procedures. This policy applies to transactions or arrangements in which A.C. Moore is a participant and a related party (namely directors, nominees for director, executive officers, 5% shareholders and their respective immediate family members) with a direct or indirect material interest in the transaction, including transactions requiring disclosure under Item 404(a) of Regulation S-K. Under this policy, no related party transaction can occur unless it is approved or ratified by the Audit Committee or approved by the disinterested members of the Board. The Audit Committee is primarily responsible for reviewing and approving related party transactions, and in doing so, will consider all matters it deems appropriate, including, but not limited to, the dollar value of the proposed transaction, the relative benefits to be obtained and obligations to be incurred by A.C. Moore, and whether the terms of the transaction are comparable to those available to third parties.

Related Party Transactions
Neil A. McLachlan, a member of A.C. Moore’s Board, is President of the Consumer & Office Products Group of MeadWestvaco Corporation. A.C. Moore purchased $322,233 of merchandise to sell in its stores from MeadWestvaco Corporation in the fiscal year ended January 3, 2009. Mr. McLachlan was not involved in these transactions and did not receive any compensation for these transactions.
Independence
The Board has three standing committees: Audit, Compensation and Nominating and Corporate Governance. The Board has determined that all members of the Board are independent as defined in the applicable listing standards of The NASDAQ Stock Market LLC and the regulations of the Securities and Exchange Commission.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
Aggregate fees for professional services rendered for A.C. Moore by PricewaterhouseCoopers LLP, our independent registered public accountant as of or for the fiscal years ended January 3, 2009 and December 31, 2007 were:

Services Rendered(1)	01/03/2009	12/31/2007
Audit Fees	$729,110	$975,605
Audit Related Fees	—	—
Tax Fees	8,000	2,500
All Other Fees	—	—

Total	$737,110	$978,105

(1)	The aggregate fees included are fees billed for the fiscal years.
Audit fees for the fiscal years ended January 3, 2009 and December 31, 2007 were for professional services rendered for the audits of the consolidated financial statements of A.C. Moore and for the audit of A.C. Moore’s internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002, quarterly reviews, issuance of consents, and assistance with review of documents filed with the SEC. The audit fee increase for the year ended December 31, 2007 reflects fees related to the inventory accounting review.
Tax fees consist of fees for tax compliance efforts.
The Audit Committee has considered and determined that the services provided by PricewaterhouseCoopers are compatible with PricewaterhouseCoopers maintaining its independence.
The Audit Committee has adopted a policy that requires advance approval of all audit, audit related, tax services and other services performed by the independent registered public accounting firm. The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent registered public accounting firm is engaged to perform it. The Audit Committee pre-approved all of the audit and non-audit services provided to A.C. Moore by PricewaterhouseCoopers in fiscal 2008 and fiscal 2007.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)	(1) Financial Statements:
The Financial Statements are included in the Original Filing.
(2)	Financial Statement Schedules:

The Financial Statements Schedules required are included in the Original Filing.

(3)	Exhibits:

The exhibits filed as part of this report are listed under exhibits at subsection (b) of this Item 15.
(b)	Exhibits:

Exhibit Number		Description

3.1	(1)	Articles of Incorporation.

3.1.1	(2)	Amendment to Articles of Incorporation.

3.1.2	(3)	Amendment to Articles of Incorporation.

3.2	(4)	Amended and Restated Bylaws.

+10.1	(1)	1997 Employee, Director and Consultant Stock Option Plan.

+10.2	(1)	Form of Incentive Stock Option Agreement under the 1997 Employee, Director and Consultant Stock Option Plan.

+10.3	(5)	2002 Stock Option Plan.

+10.4	(6)	Form of Incentive Stock Option/Non-Qualified Option Agreement under the 2002 Stock Option Plan.

+10.5	(7)	2007 Annual Incentive Plan.

+10.6	(8)	2007 Stock Incentive Plan.

+10.7	(8)	Form of Stock Unit Agreement under the 2007 Stock Incentive Plan.

+10.8	(8)	Form of Nonqualified Stock Option Agreement under the 2007 Stock Incentive Plan.

+10.9	(8)	Form of Incentive Stock Option Agreement under the 2007 Stock Incentive Plan.

+10.10	(8)	Form of Stock Appreciation Rights Agreement under the 2007 Stock Incentive Plan.

Exhibit Number		Description

+10.11	(8)	Form of Restricted Stock Agreement under the 2007 Stock Incentive Plan.

10.12	(9)	Amended and Restated Loan Agreement, dated as of May 31, 2008, between the Company and Wachovia Bank, National Association (“Wachovia”).

10.13	(9)	Amendment to Loan Documents, dated as of May 31, 2008, between the Company and Wachovia.

10.14	(9)	Amended and Restated Promissory Note, dated as of May 31, 2008, between the Company and Wachovia.

10.15	(10)	Promissory Note and Loan Modification, dated as of September 18, 2008, between the Company and Wachovia Bank, National Association.

10.16	(11)	Amended and Restated Swap Transaction Confirmation, signed on December 8, 2006 and effective as of November 27, 2006.

10.17	(11)	Amended and Restated Swap Transaction Confirmation, signed on December 8, 2006 and effective as of November 27, 2006.

10.18	(12)
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

+10.25	*
Third Amendment, dated as of December 3, 2008, to the Employment Agreement, dated as of June 1, 2006, between the Company and Rick A. Lepley, as amended by the First Amendment, dated as of November 15, 2006, and by the Second Amendment, dated as of November 19, 2007.

+10.26	(15)	Letter Agreement, dated November 28, 2007, between the Company and Joseph A. Jeffries.

+10.27	(9)	First Amendment, dated August 6, 2008, to Employment Letter dated November 28, 2007, between the Company and Joseph A. Jeffries.

+10.28	(10)	Amendment and Restatement, dated as of September 24, 2008, of Employment Letter, dated as of March 21, 2007, between the Company and Michael G. Zawoysky.

+10.29	(2)	Employment Agreement, effective as of July 24, 2006, between the Company and Amy Rhoades.

+10.30	(2)	First Amendment, dated as of November 15, 2006, to the Employment Agreement, dated as of July 24, 2006, between the Company and Amy Rhoades.

+10.31	(3)
Second Amendment, dated as of November 19, 2007, to the Employment Agreement, dated as of July 24, 2006, by and between the Company and Amy Rhoades, as amended by the First Amendment, dated as of November 15, 2006.

+10.32	(16)	Form of Special Retention Award Agreement.

+10.33	(17)	Letter Agreement, dated July 3, 2007, between the Company and Craig R. Davis.

+10.34	(18)	Separation Agreement, dated July 17, 2007, between the Company and Lawrence H. Fine.

18.1	(19)
Preferability letter provided by PricewaterhouseCoopers LLC, our independent registered public accounting firm to change our method of accounting for valuing store inventories to weighted average cost.

21.1	*	Subsidiaries of the Company.

23.1	*	Consent of PricewaterhouseCoopers LLP.

31.1	**	Certification of Principal Executive Officer pursuant to Rule 13a - 14(a) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Exhibit Number		Description

31.2	**	Certification of Principal Financial Officer pursuant to Rule 13a - 14(a) promulgated under the Exchange Act.

32.1	*	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory plan or arrangement.

*	Filed with Original Filing.

**	Filed with this Amendment No. 1 to Form 10-K.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-32859) filed on August 5, 1997.

(2)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2006.

(3)	Incorporated by reference to the Company’s Form 8-K filed on November 21, 2007.

(4)	Incorporated by reference to the Company’s Form 8-K filed on August 27, 2004.

(5)	Incorporated by reference to the Company’s Definitive Proxy Statement filed on April 22, 2002.

(6)	Incorporated by reference to the Company’s Form 8-K filed on August 9, 2006.

(7)	Incorporated by reference to the Company’s Definitive Proxy Statement filed on April 30, 2007.

(8)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-143612) filed on June 8, 2007.

(9)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2008.

(10)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2008.

(11)	Incorporated by reference to the Company’s Form 8-K filed on December 14, 2006.

(12)	Incorporated by reference to the Company’s Form 8-K filed on January 22, 2009.

(13)	Incorporated by reference to the Company’s Form 8-K filed on June 7, 2006.

(14)	Incorporated by reference to the Company’s Form 8-K filed on November 16, 2006.

(15)	Incorporated by reference to the Company’s Form 8-K filed on November 28, 2007.

(16)	Incorporated by reference to the Company’s Form 8-K filed on April 4, 2008.

(17)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2007.

(18)	Incorporated by reference to the Company’s Form 8-K filed on July 20, 2007.

(19)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2008.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 4, 2009	A. C. MOORE ARTS & CRAFTS, INC.
	By:	/s/ Rick A. Lepley
Rick A. Lepley
President and Chief Executive Officer

	By:	/s/ Rodney B. Schriver
Rodney B. Schriver
Vice President and Controller

Exhibit Index

Exhibit Number		Description

3.1	(1)	Articles of Incorporation.

3.1.1	(2)	Amendment to Articles of Incorporation.

3.1.2	(3)	Amendment to Articles of Incorporation.

3.2	(4)	Amended and Restated Bylaws.

+10.1	(1)	1997 Employee, Director and Consultant Stock Option Plan.

+10.2	(1)	Form of Incentive Stock Option Agreement under the 1997 Employee, Director and Consultant Stock Option Plan.

+10.3	(5)	2002 Stock Option Plan.

+10.4	(6)	Form of Incentive Stock Option/Non-Qualified Option Agreement under the 2002 Stock Option Plan.

+10.5	(7)	2007 Annual Incentive Plan.

+10.6	(8)	2007 Stock Incentive Plan.

+10.7	(8)	Form of Stock Unit Agreement under the 2007 Stock Incentive Plan.

+10.8	(8)	Form of Nonqualified Stock Option Agreement under the 2007 Stock Incentive Plan.

+10.9	(8)	Form of Incentive Stock Option Agreement under the 2007 Stock Incentive Plan.

+10.10	(8)	Form of Stock Appreciation Rights Agreement under the 2007 Stock Incentive Plan.

+10.11	(8)	Form of Restricted Stock Agreement under the 2007 Stock Incentive Plan.

10.12	(9)	Amended and Restated Loan Agreement, dated as of May 31, 2008, between the Company and Wachovia Bank, National Association (“Wachovia”).

10.13	(9)	Amendment to Loan Documents, dated as of May 31, 2008, between the Company and Wachovia.

10.14	(9)	Amended and Restated Promissory Note, dated as of May 31, 2008, between the Company and Wachovia.

10.15	(10)	Promissory Note and Loan Modification, dated as of September 18, 2008, between the Company and Wachovia Bank, National Association.

10.16	(11)	Amended and Restated Swap Transaction Confirmation, signed on December 8, 2006 and effective as of November 27, 2006.

Exhibit Number		Description

10.17	(11)	Amended and Restated Swap Transaction Confirmation, signed on December 8, 2006 and effective as of November 27, 2006.

10.18	(12)
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

+10.25	*
Third Amendment, dated as of December 3, 2008, to the Employment Agreement, dated as of June 1, 2006, between the Company and Rick A. Lepley, as amended by the First Amendment, dated as of November 15, 2006, and by the Second Amendment, dated as of November 19, 2007.

+10.26	(15)	Letter Agreement, dated November 28, 2007, between the Company and Joseph A. Jeffries.

+10.27	(9)	First Amendment, dated August 6, 2008, to Employment Letter dated November 28, 2007, between the Company and Joseph A. Jeffries.

+10.28	(10)	Amendment and Restatement, dated as of September 24, 2008, of Employment Letter, dated as of March 21, 2007, between the Company and Michael G. Zawoysky.

+10.29	(2)	Employment Agreement, effective as of July 24, 2006, between the Company and Amy Rhoades.

+10.30	(2)	First Amendment, dated as of November 15, 2006, to the Employment Agreement, dated as of July 24, 2006, between the Company and Amy Rhoades.

Exhibit Number		Description

+10.31	(3)
Second Amendment, dated as of November 19, 2007, to the Employment Agreement, dated as of July 24, 2006, by and between the Company and Amy Rhoades, as amended by the First Amendment, dated as of November 15, 2006.

+10.32	(16)	Form of Special Retention Award Agreement.

+10.33	(17)	Letter Agreement, dated July 3, 2007, between the Company and Craig R. Davis.

+10.34	(18)	Separation Agreement, dated July 17, 2007, between the Company and Lawrence H. Fine.

18.1	(19)
Preferability letter provided by PricewaterhouseCoopers LLC, our independent registered public accounting firm to change our method of accounting for valuing store inventories to weighted average cost.

21.1	*	Subsidiaries of the Company.

23.1	*	Consent of PricewaterhouseCoopers LLP.

31.1	**	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

31.2	**	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) promulgated under the Exchange Act.

32.1	*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory plan or arrangement.

*	Filed with Original Filing.

**	Filed with this Amendment No. 1 to Form 10-K.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-32859) filed on August 5, 1997.

(2)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2006.

(3)	Incorporated by reference to the Company’s Form 8-K filed on November 21, 2007.

(4)	Incorporated by reference to the Company’s Form 8-K filed on August 27, 2004.

(5)	Incorporated by reference to the Company’s Definitive Proxy Statement filed on April 22, 2002.

(6)	Incorporated by reference to the Company’s Form 8-K filed on August 9, 2006.

(7)	Incorporated by reference to the Company’s Definitive Proxy Statement filed on April 30, 2007.

(8)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-143612) filed on June 8, 2007.

(9)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2008.

(10)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2008.

(11)	Incorporated by reference to the Company’s Form 8-K filed on December 14, 2006.

(12)	Incorporated by reference to the Company’s Form 8-K filed on January 22, 2009.

(13)	Incorporated by reference to the Company’s Form 8-K filed on June 7, 2006.

(14)	Incorporated by reference to the Company’s Form 8-K filed on November 16, 2006.

(15)	Incorporated by reference to the Company’s Form 8-K filed on November 28, 2007.

(16)	Incorporated by reference to the Company’s Form 8-K filed on April 4, 2008.

(17)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2007.

(18)	Incorporated by reference to the Company’s Form 8-K filed on July 20, 2007.

(19)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2008.