Form 10-Q
period 2009-04-04
A.C. Moore Arts & Crafts, Inc.
filed 2009-05-14
CIK 1042809

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended April 4, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rue 405 of Regulation S-T (232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Outstanding at May 4, 2009

Common Stock, no par value	20,647,163

A.C. MOORE ARTS & CRAFTS, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)
(unaudited)

	April 4,	January 3,	March 31,
	2009	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$53,305	$74,437	$53,239
Inventories	112,884	109,365	134,340
Prepaid expenses and other current assets	2,915	8,346	8,992
Prepaid and receivable income taxes	1,905	1,905	9,657
Deferred tax assets	4,064	4,600	7,327

	175,073	198,653	213,555

Non-current assets:
Property and equipment, net	92,060	92,403	99,182
Other assets	3,073	2,690	2,023

	$270,206	$293,746	$314,760

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$19,000	$29,071	$2,571
Trade accounts payable	36,166	39,274	48,323
Accrued payroll and payroll taxes	1,867	2,414	2,557
Accrued expenses	18,972	23,879	14,944
Accrued lease liability	1,941	1,941	1,400

	77,946	96,579	69,795

Non-current liabilities:
Long-term debt	—	—	18,429
Deferred tax liability and other	4,024	4,560	9,719
Accrued lease liability	17,693	18,307	20,105

	21,717	22,867	48,253

	99,663	119,446	118,048

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; none issued	—	—	—

Common stock, no par value, 40,000,000 shares authorized; shares issued and outstanding 20,647,163; 20,467,151; and 20,298,601 at April 4, 2009, January 3, 2009 and March 31, 2008, respectively	125,460	124,909	123,458

Accumulated other comprehensive income (loss)	—	—	(945)

Retained earnings	45,083	49,391	74,199

	170,543	174,300	196,712

	$270,206	$293,746	$314,760

See accompanying notes to financial statements.

A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(unaudited)

	Quarter Ended
	April 4,	March 31,
	2009	2008

Net sales	$108,647	$126,544
Cost of sales (including buying and distribution costs)	62,100	72,433

Gross margin	46,547	54,111
Selling, general and administrative expenses	49,833	55,610
Store pre-opening and closing expenses	398	628

Loss from operations	(3,684)	(2,127)
Interest expense	731	690
Interest (income)	(133)	(384)

Loss before income taxes	(4,282)	(2,433)
Provision for (benefit of) income taxes	26	(666)

Net loss	$(4,308)	$(1,767)

Basic net loss per share	$(0.21)	$(0.09)

Diluted net loss per share	$(0.21)	$(0.09)

Basic weighted average shares outstanding	20,305	20,299

Diluted weighted average shares outstanding	20,305	20,299
See accompanying notes to financial statements.

A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Quarter Ended
	April 4,	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(4,308)	$(1,767)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,651	3,804
Stock based compensation expense	551	537
Provision for (benefit of) deferred income taxes, net	—	(452)
Changes in assets and liabilities:
Inventories	(3,519)	(5,949)
Prepaid expenses and other current assets	5,431	702
Accounts payable	(3,108)	(457)
Accrued payroll, payroll taxes and accrued expenses	(5,454)	(3,232)
Accrued lease liability	(614)	998
Income taxes payable	—	(1,909)
Other	(383)	69

Net cash (used in) operating activities	(7,753)	(7,656)

Cash flows from investing activities:
Capital expenditures	(3,308)	(3,658)

Net cash (used in) investing activities	(3,308)	(3,658)

Cash flows from financing activities:
Borrowing under line of credit	19,000	—
Repayment of long-term debt	(29,071)	(642)

Net cash (used in) financing activities	(10,071)	(642)

Net decrease in cash and cash equivalents	(21,132)	(11,956)
Cash and cash equivalents at beginning of period	74,437	65,195

Cash and cash equivalents at end of period	$53,305	$53,239

See accompanying notes to financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Basis of Presentation
The consolidated financial statements included herein include the accounts of A.C. Moore Arts & Crafts, Inc. and its wholly owned subsidiaries. The Company is a specialty retailer of arts, crafts and floral merchandise for a wide range of customers. As of April 4, 2009, the Company operated a chain of 132 stores. The stores are located in the Eastern United States from Maine to Florida. The Company also serves customers nationally via its e-commerce site, www.acmoore.com.
The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported period and related disclosures. Significant estimates made as of and for the three month period ended April 4, 2009 (“First Quarter, Fiscal 2009”) and March 31, 2008 (“First Quarter, Fiscal 2008”) include provisions for shrinkage, capitalized buying, warehousing and distribution costs related to inventory, and markdowns of merchandise inventories. Actual results could differ materially from those estimates.
These financial statements have been prepared by management without audit and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended January 3, 2009 (“Fiscal 2008”). The current fiscal year will end on January 2, 2010 (“Fiscal 2009”). Due to the seasonality of the Company’s business, the results for the interim periods are not necessarily indicative of the results for the year. The Company has included its balance sheet as of March 31, 2008 to assist in viewing the Company on a full-year basis. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair statement of the interim financial statements. In the opinion of management, all such adjustments are of a normal and recurring nature.
(2) New Accounting Pronouncements
In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP No. EITF 03-6-1”). This FSP clarifies that share-based payment awards that entitle their holders to receive nonforeitable dividends before vesting should be considered participating securities and, therefore, included in the calculation of earnings per share using the two-class method under FAS No. 128, “Earnings Per Share.” FSP No. EITF 03-6-1 was effective beginning with the first quarter of 2009, and all prior period earnings per share data presented was adjusted retrospectively to conform with the provisions of this FSP. However, given that the company incurred net losses for the periods ended April 4, 2009 and March 31, 2008, and because the allocation of losses to participating securities would be anti-dilutive, the adoption of this FSP did not have an impact on our calculation of EPS for all periods presented.
In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment to FASB Statement 133,” which requires companies to provide greater transparency through disclosures about how and why the Company uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, the level of derivative activity entered into by the Company and how derivative instruments and related hedged items affect the Company’s financial position, results of operations, and cash flows. SFAS 161 was effective for fiscal years and interim periods beginning after November 15, 2008, and was adopted by the Company in the first quarter of 2009. For the Company, the adoption of SFAS 161 will result in additional disclosures in the notes to the Company’s Consolidated Financial Statements in the event that the Company engages in any derivative transactions.

In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This FSP clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. We considered this guidance in our determination of fair values in Footnote 3, Fair Value Measurements.
On January 4, 2009, we adopted the requirements of SFAS No. 157 for non-recurring nonfinancial assets and liabilities, that had been deferred for one year under FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157.” However, because we did not have any fair value measurements of non-recurring nonfinancial assets and liabilities during the First Quarter of Fiscal 2009, the adoption of FAS 157-2 had no impact on our financial statements.
(3) Fair Value Measurements
SFAS 157, “Fair Value Measurements,” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. It does not expand the use of fair value measurement. The Company adopted SFAS 157 for financial assets and liabilities on January 1, 2008. The adoption of SFAS 157 did not require material modification of the Company’s fair value measurements and will be substantially limited to expanded disclosures in the notes to our Consolidated Financial Statements relating to those notes that currently have components measured at fair value. On January 4, 2009, we adopted the requirements of SFAS No. 157 for non-recurring nonfinancial assets and liabilities, that had been deferred for one year under FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157.” However, because we did not have any fair value measurements of non-recurring nonfinancial assets and liabilities during the First Quarter of Fiscal 2009, the adoption of FAS 157-2 had no impact on our financial statements.
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

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of April 4, 2009, January 3, 2009 and March 31, 2008:

		Fair Value Measurements Using
			Significant Other	Significant
		Quoted Prices in	Observable	Unobservable
	Total Carrying	Active Markets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)

As of April 4, 2009
Cash Equivalents	$54,594	$54,594	$—	$—

As of January 3, 2009
Cash Equivalents	$79,400	$79,400	$—	$—
Interest Rate Swaps (1)	(2,400)	—	(2,400)	—

As of March 31, 2008
Cash Equivalents	$53,601	$53,601	$—	$—
Interest Rate Swaps (2)	(1,575)	—	(1,575)	—

(1)	Included in Accrued expenses in our Consolidated Balance Sheets.

(2)	Included in Deferred taxes and other liabilities in our Consolidated Balance Sheets.
Cash Equivalents are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. Interest rate swaps are measured at fair value using quoted market prices for the swap interest rate indexes over the term of the swap discounted to present value versus the fixed rate of the contract. They are classified within Level 2 of the valuation hierarchy.
(4) Inventories
Effective January 1, 2008, the Company changed its method of accounting for store inventories from the retail inventory method to lower of cost or market, with cost determined using a weighted average method. As a result of this change the Company reduced the value of its beginning inventory by $2.0 million and recorded a corresponding adjustment, net of tax of $0.8 million, as a reduction to retained earnings. The Company believes weighted average cost is a preferable method as it results in an inventory valuation which more closely reflects the acquisition cost of inventory and provides for a better matching of cost of sales with the related sales. The Company’s warehouse inventory has historically been valued using weighted average cost.
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
Physical inventories are performed at our store locations throughout the year with every location open for more than one year subject to at least one physical inventory annually. A physical inventory is performed in our warehouse at year end. The Company’s estimates for inventory shrinkage are based on historical results from recent physical inventories. These estimates are adjusted to actual when a physical inventory is taken.
Our inventory valuation methodology also requires management estimates and judgment, such as the net realizable value of merchandise designated for clearance or slow-moving merchandise. Our reserve for clearance and slow-moving merchandise is based on several factors, including the quantity of merchandise on hand, sales trends, and future advertising and merchandising plans. The accuracy of these estimates can be impacted by many factors, some of which are outside of management’s control, including changes in economic conditions and consumer buying trends. The Company believes the process it uses results in an appropriate inventory value.

(5) Shareholders’ Equity
During the first quarter of 2009, shareholders’ equity changed as follows:

				Accumulated
				Other
	Number	Common	Retained	Comprehensive
(In thousands, except share data)	of Shares	Stock	Earnings	(Loss)	Total
Balance, January 3, 2009	20,467,151	$124,909	$49,391	$—	$174,300
Net loss	—	—	(4,308)	—	(4,308)

Total comprehensive loss					$(4,308)
Stock-based compensation expense	—	551	—	—	551
Restricted shares — net	180,012

Balance, April 4, 2009	20,647,163	$125,460	$45,083	$—	$170,543

(6) Financing Agreement
At the end of fiscal 2008, the Company had a loan agreement with Wachovia Bank N.A. (“Wachovia Loan Agreement”) which consisted of two mortgages and a line of credit. The mortgages were collateralized by the land, buildings and equipment at the Company’s distribution center and corporate offices. As of January 3, 2009 there was $19.1 million outstanding under these mortgages which carried fixed monthly payments of $0.2 million. The line of credit was for $30.0 million and was due to expire on May 30, 2009. At January 3, 2009 there was $10.0 million borrowed under the line of credit in addition to $6.9 million of outstanding stand-by letters of credit. In November 2006, the Company entered into an interest rate swap agreement on the mortgages whereby we paid a fixed rate of between 5.72 percent and 5.77 percent and received a variable rate equal to LIBOR plus 0.65 percent.
On January 15, 2009, the Company terminated the Wachovia Loan Agreement and interest rate swap and entered into a new credit agreement with Wells Fargo Retail Finance, LLC (“WFRF Loan Agreement”).
Upon closing of the WFRF Loan Agreement, the Company borrowed $19.0 million under the line of credit and, combined with $13.2 million of its own funds, repaid all outstanding obligations under the Wachovia Credit Agreement, including $18.9 million of principal and interest to satisfy the mortgages, $10.0 million to repay an advance under the line of credit and $2.8 million to terminate the interest rate swap. Borrowings under this agreement are for revolving periods of up to three months. In addition $6.9 million in stand-by letters of credit were issued at closing. The amount of outstanding stand-by letters of credit has been reduced to $6.4 million as of the end of the First Quarter of Fiscal 2009. As of April 4, 2009, the Company had availability under the line of credit of $34.0 million. Subject to availability, there is no debt service requirement during the term of this agreement.
This agreement, which expires on January 15, 2012, is an asset-based senior secured revolving credit facility in an aggregate principal amount of up to $60.0 million. Interest is calculated at either LIBOR or Wells Fargo’s base rate plus between 1.75 and 2.50 percent, which is dependent upon the level of excess availability as defined in the agreement. In addition, the Company will pay an annual fee of between 0.25 and 0.50 percent on the amount of unused availability, which is also dependent on the level of excess availability. At closing, the Company paid or incurred approximately $0.7 million in deferred financing costs which will be amortized over the term of the agreement.
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
When the interest rate swap was terminated on January 15, the Company paid Wachovia the then fair market value of ($2.8) million. Of this loss, $2.4 million had previously been recognized as a component of interest expense in the Consolidated Statements of Operations. During the fourth quarter of Fiscal 2008 when the Company decided to terminate the swap, it no longer qualified for hedge accounting treatment, and as such, losses on the swap that were previously deferred in accumulated other comprehensive income (“AOCI”) were reclassified to earnings during the fourth quarter of fiscal 2008. The $0.4 million change in fair value between January 3, and January 15, is recorded as interest expense in the Quarter Ended April 4, 2009 Consolidated Statements of Operations.
(7) Income Taxes
The Company uses the asset and liability method of accounting for income taxes. The Company does business in various jurisdictions that impose income taxes. Management determines the aggregate amount of income tax expense to accrue and the amount currently payable based upon the tax statutes of each jurisdiction. This process includes adjusting income determined using generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred taxes are reflected on the Company’s balance sheet for temporary differences that will reverse in subsequent years. When the Company believes the recovery of all or a portion of a deferred tax asset is not likely, the Company establishes a valuation allowance. During Fiscal 2008, the Company generated a cumulative three-year loss. Based on this, and other available evidence, management recorded a valuation allowance which equaled 100% of its net deferred tax asset. As of April 4, 2009 the valuation allowance was $14.7 million.
The Company continues to experience operating losses and record valuation allowances against the tax benefit associated with these losses. Considering these valuation allowances and discrete tax items, we do not expect to incur significant income tax expense or benefit in the current fiscal year.
The Company’s effective tax rate for the First Quarter of Fiscal 2008 was 27.4%. This was primarily attributable to the effect of adjustments to our reserve for uncertain tax positions on our first quarter pre-tax loss. In the First Quarter of Fiscal 2008, the Company did not record a valuation allowance against its deferred tax assets.

(8) Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended
	April 4,	March 31,
(In thousands, except per share data)	2009	2008

Net loss	$(4,308)	$(1,767)

Weighted average shares:
Basic	20,305	20,299
Incremental shares from assumed exercise of stock options and stock appreciation rights	—	—

Diluted	20,305	20,299

Basic net loss per share	$(0.21)	$(0.09)

Diluted net loss per share	$(0.21)	$(0.09)

Stock options and stock appreciation rights excluded from calculation because exercise price was greater than average market price	1,678	1,119

Potentially dilutive shares excluded from the calculation as the result would be anti-dilutive	343	578

(9) Commitments and Contingencies
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Relating to Forward-looking Statements
The following discussion contains statements that are forward-looking within the meaning of applicable federal securities laws and are based on our current expectations and assumptions as of this date. These statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated. Factors that could cause actual results to differ from those anticipated include, but are not limited to, the failure to consummate our identified strategic objectives, the effect of economic conditions and fuel prices, our ability to implement our business and operating initiatives to improve sales and profitability, our ability to comply with the terms of our credit facility, our ability to comply with NASDAQ listing requirements, changes in the labor market and our ability to hire and retain associates and members of senior management, the impact of existing or future government regulation, our ability to increase the number of stores we operate and the profitability of existing stores, how well we manage our growth, execution and results of our real estate strategy, competitive pressures, customer demand and trends in the arts and crafts industry, inventory risks, the impact of unfavorable weather conditions, disruption in our operations or supply chain, changes in our relationships with suppliers, difficulties with respect to new system technologies, difficulties in implementing measures to reduce costs and expenses and improve margins, supply constraints or difficulties, the effectiveness of and changes to advertising strategies, the impact of the threat of terrorist attacks and war and other risks detailed in the Company’s Securities and Exchange Commission (“SEC”) filings. We undertake no obligation to update or revise any forward-looking statement whether as the result of new developments or otherwise.
For additional information concerning factors that could cause actual results to differ materially from the information contained herein, reference is made to the information under Part II, “Item 1A. Risk Factors” as set forth below and in our annual report on Form 10-K for the year ended January 3, 2009 as filed with the SEC.

Overview
General
We are a specialty retailer of arts, crafts and floral merchandise for a wide range of customers. Our first store opened in Moorestown, New Jersey in 1985. As of April 4, 2009, we operated 132 stores in the Eastern United States from Maine to Florida. Our stores typically range from 20,000 to 25,000 square feet. We also serve customers nationally through our e-commerce site, www.acmoore.com.
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
For the three months ended April 4, 2009, comparable store sales decreased by 13.4%, while gross margin was flat for the quarter. The decline in comparable store sales was primarily due to the softness in the macroeconomic and retail environment. Although margin was flat as a percentage to last year, our merchandise margin was 60 basis points below last year as the consumer remained more cautious and value driven. This was completely offset by favorable vendor cost leveraging, supply chain efficiencies and reductions in store buying payroll improvements. We expect to grow our margin in 2009 through category management, both domestically and globally sourced private label products and supply chain optimization. However, competitive pressure and further deterioration in an already weakened retail environment could result in additional downward pressure on comparable store sales or cause us to be more promotional than we currently expect, which would have a negative impact on margin.
Business and Operating Strategy
Fiscal 2008, as well as the First Quarter of Fiscal 2009, continue a substantial transition as our management team focuses on reviewing and adjusting various aspects of our business and operations to position us for improved performance. Management’s primary business and operating initiatives are discussed below.

Increase Sales. We continue to strive toward increasing sales through better execution in customer service, an enhanced merchandise assortment, improved in-stock position and creative promotional strategies.
•	Customer service. We continue our consumer research initiatives designed to better understand our customers’ expectations and purchasing motivation, with the goal of developing stronger relationships with our customers. We have successfully implemented our formal customer service program which involves in-depth training of our store associates and store management teams.

•	Enhanced merchandise assortment. We continually seek to identify new and enhanced product lines and merchandise assortments that differentiate us from our competitors. We regularly review product adjacencies in order to improve our average sales ticket per customer and enhance the overall shopping experience.

•	Improved in-stock position. Maintaining a full in-stock position is critical to driving sales, as providing the components for a particular craft project is essential to meeting customer demand. Our perpetual inventory system, implemented in January 2008, as well as other technological improvements, have allowed us to achieve better in-stock positions as well as information about quantities available at the store level. We also regularly evaluate our supply chain operations to improve the process and timing within which product is ordered and delivered to our stores.

•	Promotional strategies. Particularly in light of the current macroeconomic and retail environment, we continue to refine our advertising vehicles and pricing strategies. We believe identifying and featuring key promotional items, combined with a blend of in-store promotions, and targeted marketing efforts to complement our regular newspaper insert program will drive customer traffic.

•	A.C. Moore Rewards program. During the third quarter of fiscal 2008, we launched our A.C. Moore Rewards program in a select group of pilot stores. For the first time, we will have access to business intelligence related to who our customers are, what they purchase, and how often they visit our stores. Initial customer response to the program has been positive and we believe this initiative will support our strategic efforts at differentiating ourselves from our competition while providing our customers with more reasons to shop in our stores. We have begun to roll out the program to the remainder of the chain with completion scheduled by the end of the second quarter of Fiscal 2009.
Improve Store Profitability. We continue to strive to improve store profitability by reducing selling, general and administrative expenses through a focus on the following areas: real estate portfolio strategy, advertising spend, centrally directed operations and our new store prototype, and store structure.
•	Real estate portfolio strategy. Management reviews all current stores and future prospects on a regular basis to identify underperforming locations and assess closure of those stores that are no longer strategically or economically viable. When entering new markets which we deem to be multi-store markets, we will attempt to do so with sufficient store density to leverage expenses such as advertising and supply chain replenishment. If strategically viable, we will also consider adding new stores and relocating existing stores in our existing markets.

•	Advertising spend. In Fiscal 2009, we continue to utilize the services of a newspaper placement agency to negotiate our ad insertion rates and distribution costs. We implement those recommendations that we believe will provide us with the most productive performance for our newspaper advertising spend. In addition, we continue to analyze our distribution methods to further enhance productivity of the advertising vehicles by supplementing our newspaper advertising program with a combination of in store and targeted marketing programs.

•	Centrally directed operations and our new store prototype. We believe that increasing the level of standardization in operations and centrally directed management practices will improve our operating efficiencies. This initiative includes standardizing the presentation in our stores, reengineering our store processes and implementing and refining our new store prototype which we refer to as our “Nevada” model. As of April 4, 2009, we operated 19 Nevada class stores. We believe the Nevada model will help us achieve efficiencies through increased ease of operation and reduced labor costs. While we believe the Nevada model is a desirable design, we are currently refining the design based on the results of this initial phase of implementation and expect to continue to do so in the future.

•	Store structure. In Fiscal 2008, we fully optimized our store staffing model. To increase our execution at the store level we implemented a new field structure as well, which added District Managers who report to Regional Directors. This new structure allows our management team to have a reduced scope of store count, which increases their number of visits to each store, yielding improved levels of customer service, more efficient merchandising and better executed operational programs.
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
•	Category management. During Fiscal 2008, we completed the implementation of both category management structure and process. The category management process leverages merchandise assortment planning tools, the use of a merchandising planning calendar, and an open-to-buy process focused on sales and inventory productivity. We are committed to reducing our exposure in seasonal goods by controlling buys and utilizing new planning processes which will in turn reduce our markdown liability.

•	Domestic and globally sourced private label products. During the First Quarter of Fiscal 2009, we continued to refine our sourcing and private label strategies, adopting a more balanced approach. We continue to explore new opportunities involving private label product. We believe the sale of private label products, both domestic and globally sourced, will result in gross margin improvement.
Supply chain optimization. During the First Quarter of Fiscal 2009, we made significant progress in our implementation of automatic replenishment across the chain. The initial results of this implementation have been promising. We are also modifying our distribution center layout and warehouse management system to support advance shipment notice, or “ASN,” supported cross docking. We believe this project will allow us to gradually reduce transportation costs and simplify the store receiving process. This project is scheduled to go live later this year. Effective January 1, 2009, we outsourced our store delivery operation to allow us to intensify our focus on our core business while improving service levels and reducing delivery costs. This initiative has achieved all planned service level and expense savings targets year-to-date. In addition to these projects, we continue to focus on improving the basics in the supply chain organization, these include; improving our in-stock position, optimizing inventory levels, increasing merchandise turns, and improving distribution efficiencies.
Improve Information Technology. Our commitment to enhancing our information technology to increase operating efficiencies, improve merchandise selection and better serve our customers continues into Fiscal 2009. In addition, we continue to implement automated replenishment in a phased-in approach with full roll out and benefits anticipated by the third quarter of 2010.

Results of Operations
The following table sets forth, for the periods indicated selected statement of operations data expressed as a percentage of net sales and the number of stores open at the end of each such period:

	Quarter Ended
	April 4,	March 31,
	2009	2008
Net sales	100.0%	100.0%
Cost of sales	57.2	57.2

Gross margin	42.8	42.8
Selling, general and administrative expenses	45.9	43.9
Store pre-opening and closing expenses	0.4	0.5

Loss from operations	(3.4)	(1.7)
Interest expense (income), net	0.6	0.2

Loss before income taxes	(3.9)	(1.9)
Provision for (benefit of) income taxes	0.0	(0.5)

Net loss	(4.0)%	(1.4)%

Number of stores open at end of period	132	136
Three Months Ended April 4, 2009 Compared to Three Months Ended March 31, 2008
Net Sales. Net sales decreased $17.9 million, or 14.1%, to $108.6 million in the three months ended April 4, 2009 from $126.5 million during the three months ended March 31, 2008. This decrease is comprised of (i) a comparable store sales decrease of $16.2 million, or 13.4%, (ii) an net increase of $2.8 million from stores not included in the comparable store base and e-commerce sales, and (iii) net sales of $4.5 million from stores closed since March 31, 2008. The decline in comparable store sales was primarily due to the softness in the macroeconomic and retail environment. Stores are added to the comparable store base at the beginning of the fourteenth full month of operation
Merchandise categories that performed below the Company average on a comparable store basis included home furnishings, home fragrance, accessories, seasonal, floral and ribbon. Categories that performed better than average included custom framing, everyday floral, cake and candy making, kid’s activities and yarn.
Gross Margin. Gross margin is net sales minus the cost of merchandise which includes purchasing and receiving costs, inbound freight, duties related to import purchases, internal transfer costs and warehousing costs. Gross margin as a percent of net sales was 42.8% for the three months ended April 4, 2009, and 42.8% for the three months ended March 31, 2008. Although margin was flat as a percentage to last year, our merchandise margin was 60 basis points below last year as the consumer remained more cautious and value driven. This was completely offset by favorable vendor cost leveraging, supply chain efficiencies and store buying payroll improvements. We expect to grow our margin in 2009 through category management, both domestically and globally sourced private label products and supply chain optimization. However, competitive pressure and further deterioration in an already weakened retail environment could result in additional downward pressure on comparable store sales or cause us to be more promotional than we currently expect, which would have a negative impact on margin.

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
Selling, general and administrative expenses were $49.8 million in the First Quarter of Fiscal 2009, a reduction of $5.8 million compared to the $55.6 million in the First Quarter of Fiscal 2008. This decrease was primarily attributable to reductions in store payroll as well as advertising expenses. As a percent of sales, selling, general and administrative expenses increased 2.0% to 45.9% from 43.9%. This increase was the result of deleveraging of store occupancy and payroll costs against a decline in comparable store sales and was partially offset by lower advertising costs.
Store Pre-Opening and Closing Expenses. We expense store pre-opening costs as they are incurred, which includes lease costs prior to a store opening. Store closing costs include severance, inventory liquidation costs, asset related charges, lease termination payments and the net present value of future rent obligations less estimated sub-lease income. Store pre-opening and closing expenses of $0.4 million include costs related to the one store that was relocated in the first quarter and the one store scheduled to open in the second quarter of Fiscal 2009. In the First Quarter of Fiscal 2008, we incurred store pre-opening expenses of $0.6 million for the four stores opened in that quarter and lease costs related to stores opened later in the year. There were no stores closed during the First Quarter of Fiscal 2009 or 2008.
Interest Income and Expense. In the First Quarter of Fiscal 2009, we had net interest expense of $0.6 million compared with net interest expense of $0.3 million for the First Quarter of Fiscal 2008. This increase is attributable to the $0.4 million expense related to the interest rate swap termination combined with lower interest rates earned on investments compared to last year.
Income Taxes. Based upon its historical and continuing operating losses, the Company continues to record 100% valuation allowances against its net deferred tax assets. Considering these valuation allowances and discrete tax items, we do not expect to incur significant income tax expense or benefit in the current fiscal year.
The Company’s effective tax rate for the First Quarter of Fiscal 2008 was 27.4%. This was primarily attributable to the effect of adjustments to our reserve for uncertain tax positions on our first quarter pre-tax loss. In the First Quarter of Fiscal 2008, the Company did not record a valuation allowance against its deferred tax assets.
Liquidity and Capital Resources
Our cash is used primarily for working capital to support our inventory requirements and fixtures and equipment, pre-opening expenses and beginning inventory for new stores. In recent years, we have financed our operations and new store openings primarily with cash from operations.
At April 4, 2009 and January 3, 2009, our working capital was $97.1 million and $102.1 million, respectively. Cash used in operations was $7.8 million for the three months ended April 4, 2009. This was principally the result of a $6.6 million increase in the net investment in inventory (Increase in inventory net of change in accounts payable). For the three months ended March 31, 2008, cash used in operations was $7.7 million which was primarily the result of a $6.4 million increase in the net inventory investment.
Net cash used in investing activities during the three months ended April 4, 2009 was $3.3 million, all of which related to capital expenditures. In Fiscal 2009, we expect to spend approximately $12.0 million on capital expenditures, which includes $6.0 million for new and relocated stores, and the remainder used for information technology and store maintenance capital. For the three months ended March 31, 2008, we invested $3.7 million, all of which related to capital expenditures.

At the end of fiscal 2008, the Company had a loan agreement with Wachovia Bank N.A. (“Wachovia Loan Agreement”) which consisted of two mortgages and a line of credit. The mortgages were collateralized by the land, buildings and equipment at the Company’s distribution center and corporate offices. As of January 3, 2009 there was $19.1 million outstanding under these mortgages which carried fixed monthly payments of $0.2 million. The line of credit was for $30.0 million and was due to expire on May 30, 2009. At January 3, 2009 there was $10.0 million borrowed under the line of credit in addition to $6.9 million of outstanding stand-by letters of credit. In November 2006, the Company entered into an interest rate swap agreement on the mortgages whereby we paid a fixed rate of between 5.72 percent and 5.77 percent and received a variable rate equal to LIBOR plus 0.65 percent.
On January 15, 2009, the Company terminated the Wachovia Loan Agreement and interest rate swap and entered into a new credit agreement with Wells Fargo Retail Finance, LLC (“WFRF Loan Agreement”).
Upon closing of the WFRF Loan Agreement, the Company borrowed $19.0 million under the line of credit and, combined with $13.2 million of its own funds, repaid all outstanding obligations under the Wachovia Credit Agreement, including $18.9 million of principal and interest to satisfy the mortgages, $10.0 million to repay an advance under the line of credit and $2.8 million to terminate the interest rate swap. Borrowings under this agreement are for revolving periods of up to three months. In addition $6.9 million in stand-by letters of credit were issued at closing. The amount of outstanding stand-by letters of credit has been reduced to $6.4 million as of the end of the First Quarter of Fiscal 2009. As of April 4 2009, the Company had availability under the line of credit of $34.0 million. Subject to availability, there is no debt service requirement during the term of this agreement.
This agreement, which expires on January 15, 2012, is an asset-based senior secured revolving credit facility in an aggregate principal amount of up to $60.0 million. Interest is calculated at either LIBOR or Wells Fargo’s base rate plus between 1.75 and 2.50 percent, which is dependent upon the level of excess availability as defined in the agreement. In addition, the Company will pay an annual fee of between 0.25 and 0.50 percent on the amount of unused availability, which is also dependent on the level of excess availability. At closing, the Company paid or incurred approximately $0.7 million in deferred financing costs which will be amortized over the term of the agreement.
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
When the interest rate swap was terminated on January 15, the Company paid Wachovia the then fair market value of ($2.8) million. Of this loss, $2.4 million had previously been recognized as a component of interest expense in the Consolidated Statements of Operations. During the fourth quarter of Fiscal 2008 when the Company decided to terminate the swap, it no longer qualified for hedge accounting treatment and as such, losses on the swap that were previously deferred in accumulated other comprehensive income (“AOCI”) were reclassified to earnings during the fourth quarter of fiscal 2008. The $0.4 million change in fair value between January 3, and January 15, is recorded as interest expense in the Quarter Ended April 4, 2009 Consolidated Statements of Operations.

We believe the cash generated from operations during the year and available borrowings under the line of credit agreement will be sufficient to finance our working capital and capital expenditure requirements for at least the next 12 months.
Critical Accounting Estimates
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2008 Form 10-K in Note 1 to the Notes to the Consolidated Financial Statements and in the Critical Accounting Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We invest cash balances in excess of operating requirements primarily in money market mutual funds. The fair value of our cash and equivalents at April 4, 2009 approximated carrying value. A hypothetical decrease in interest rates of 10% compared to the rates in effect at April 4, 2009 would reduce our interest income by $47,000 annually.
As of April 4, 2009 we had $19.0 million outstanding under our line of credit. The interest rate on our line of credit fluctuates with market rates and therefore the value of this financial instrument will not be impacted by a change in interest rates. A 10% increase in interest rates would increase our interest expense by $49,000 annually.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and procedures that are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of April 4, 2009. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of April 4, 2009, our disclosure controls and procedures, as defined in Rule 13a-15(e), were effective to ensure that (i) information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Based on this evaluation, our management determined that no change in internal control over financial reporting occurred during the quarter ended April 4, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is involved in legal proceedings from time to time in the ordinary course of business. Management believes that none of these legal proceedings will have a materially adverse effect on the Company’s financial condition or results of operations. However, there can be no assurance that future costs of such litigation would not be material to our financial condition, results of operations or cash flows.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 3, 2009 which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended January 3, 2009 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended January 3, 2009.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not Applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not Applicable.
ITEM 5. OTHER INFORMATION
The 2009 Annual Meeting of Shareholders of the Company will be held on or about August 20, 2009.
Pursuant to the proxy rules promulgated under the Securities Exchange Act of 1934, as amended, the Company notifies its shareholders that the deadline for receipt of shareholder proposals to be considered for inclusion in the Company’s proxy statement and form of proxy relating to the 2009 Annual Meeting is June 8, 2009. Proposals of the Company’s shareholders intended to be included in the proxy materials for the 2009 Annual Meeting must comply with the proxy rules, including Rule 14a-8.

The deadline for providing the Company with timely notice of shareholder recommendations of potential director nominees to be considered for inclusion in the Company’s proxy statement and form of proxy relating to the 2009 Annual Meeting is June 8, 2009.
The deadline for providing the Company with timely notice of any shareholder proposal to be submitted outside of the Rule 14a-8 process for consideration at the 2009 Annual Meeting is June 8, 2009. As to all such proposals of which the Company does not have notice on or prior to such date, persons designated in the Company’s proxy related to the 2009 Annual Meeting will have discretionary authority to vote on such proposals.
Any shareholder proposals or recommendations of potential director nominees should be submitted in writing to the Company at its offices located at 130 A.C. Moore Drive, Berlin, New Jersey, 08009, Attention: Amy Rhoades, Vice President, General Counsel and Corporate Secretary.
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

A.C. MOORE ARTS & CRAFTS, INC.
Date: May 14, 2009	By:	/s/ Rick A. Lepley
Rick A. Lepley
President and Chief Executive Officer (duly authorized officer and principal executive officer)

Date: May 14, 2009	By:	/s/ Rodney B. Schriver
Rodney B. Schriver
Vice President and Controller (duly authorized officer and principal financial officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”).

31.2	Certification pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.