Form 10-Q
period 2009-07-04
A.C. Moore Arts & Crafts, Inc.
filed 2009-08-13
CIK 1042809

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended July 4, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Outstanding at August 7, 2009

Common Stock, no par value	24,719,955

A.C. MOORE ARTS & CRAFTS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)
(unaudited)

	July 4,	January 3,	June 30,
	2009	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$55,981	$74,437	$45,625
Inventories	118,671	109,365	136,591
Prepaid expenses and other current assets	2,746	8,346	7,330
Prepaid and receivable income taxes	1,736	1,905	2,610
Deferred tax assets	3,424	4,600	6,891

	182,558	198,653	199,047

Non-current assets:
Property and equipment, net	89,831	92,403	98,416
Other assets	2,782	2,690	2,259

	$275,171	$293,746	$299,722

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$19,000	$29,071	$2,571
Trade accounts payable	39,595	39,274	39,817
Accrued payroll and payroll taxes	2,373	2,414	2,430
Accrued expenses	19,134	23,879	15,541
Accrued lease liability	1,941	1,941	850

	82,043	96,579	61,209

Non-current liabilities:
Long-term debt	—	—	17,786
Deferred tax liability and other	3,371	4,560	7,268
Accrued lease liability	17,128	18,307	20,299

	20,499	22,867	45,353

	102,542	119,446	106,562

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; none issued	—	—	—

Common stock, no par value, 40,000,000 shares authorized; shares issued and outstanding 24,719,955; 20,467,151; and 20,298,601 at July 4, 2009, January 3, 2009 and June 30, 2008, respectively	135,695	124,909	123,735

Accumulated other comprehensive income (loss)	—	—	(509)

Retained earnings	36,934	49,391	69,934

	172,629	174,300	193,160

	$275,171	$293,746	$299,722

See accompanying notes to financial statements.

A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(unaudited)

	Quarter Ended		Six Months Ended
	July 4,	June 30,	July 4,	June 30,
	2009	2008	2009	2008

Net sales	$104,442	$126,430	$213,089	$252,974
Cost of sales (including buying and distribution costs)	60,978	74,067	123,078	146,500

Gross margin	43,464	52,363	90,011	106,474
Selling, general and administrative expenses	51,211	57,657	101,044	113,267
Store pre-opening and closing expenses	284	1,328	682	1,956

Loss from operations	(8,031)	(6,622)	(11,715)	(8,749)
Interest expense	212	325	943	1,015
Interest (income)	(116)	(260)	(249)	(644)

Loss before income taxes	(8,127)	(6,687)	(12,409)	(9,120)
Provision for (benefit of) income taxes	22	(2,422)	48	(3,088)

Net loss	$(8,149)	$(4,265)	$(12,457)	$(6,032)

Basic net loss per share	$(0.38)	$(0.21)	$(0.60)	$(0.30)

Diluted net loss per share	$(0.38)	$(0.21)	$(0.60)	$(0.30)

Basic weighted average shares outstanding	21,313	20,299	20,881	20,299

Diluted weighted average shares outstanding	21,313	20,299	20,881	20,299
See accompanying notes to financial statements.

A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	July 4,	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(12,457)	$(6,032)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,205	7,654
Stock based compensation expense	933	814
Loss on impairment of fixed assets	—	1,850
Provision for (benefit of) deferred income taxes, net	(13)	(17)
Changes in assets and liabilities:
Inventories	(9,306)	(10,214)
Prepaid expenses and other current assets	5,769	9,411
Accounts payable	321	(8,963)
Accrued payroll, payroll taxes and accrued expenses	(4,786)	(2,762)
Accrued lease liability	(1,179)	642
Income taxes payable	—	(1,909)
Other	(92)	(167)

Net cash (used in) operating activities	(12,605)	(9,693)

Cash flows from investing activities:
Capital expenditures	(5,633)	(8,592)

Net cash (used in) investing activities	(5,633)	(8,592)

Cash flows from financing activities:
Issuance of common stock	9,853	—
Borrowing under line of credit	19,000	—
Repayment of long-term debt	(29,071)	(1,285)

Net cash (used in) financing activities	(218)	(1,285)

Net decrease in cash and cash equivalents	(18,456)	(19,570)
Cash and cash equivalents at beginning of period	74,437	65,195

Cash and cash equivalents at end of period	$55,981	$45,625

See accompanying notes to financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Basis of Presentation
The consolidated financial statements included herein include the accounts of A.C. Moore Arts & Crafts, Inc. and its wholly owned subsidiaries. The Company is a specialty retailer of arts, crafts and floral merchandise for a wide range of customers. As of July 4, 2009, the Company operated a chain of 133 stores. The stores are located in the Eastern United States from Maine to Florida. The Company also serves customers nationally via its e-commerce site, www.acmoore.com.
The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported period and related disclosures. Significant estimates made as of and for the three and six month periods ended July 4, 2009 and June 30, 2008 include provisions for shrinkage, capitalized buying, warehousing and distribution costs related to inventory, and reserves for obsolete and slow moving merchandise inventories. Actual results could differ materially from those estimates.
These financial statements have been prepared by management without audit and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended January 3, 2009 (“Fiscal 2008”). The current fiscal year will end on January 2, 2010 (“Fiscal 2009”). Due to the seasonality of the Company’s business, the results for the interim periods are not necessarily indicative of the results for the year. The Company has included its balance sheet as of June 30, 2008 to assist in viewing the Company on a full-year basis. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair statement of the interim financial statements. In the opinion of management, all such adjustments are of a normal and recurring nature.
We have evaluated subsequent events through August 13, 2009, which represents the date the consolidated financial statements were issued.
(2) New Accounting Pronouncements
In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP No. EITF 03-6-1”). This FSP clarifies that share-based payment awards that entitle their holders to receive nonforeitable dividends before vesting should be considered participating securities and, therefore, included in the calculation of earnings per share using the two-class method under FAS No. 128, “Earnings Per Share.” FSP No. EITF 03-6-1 was effective beginning with the first quarter of 2009, and all prior period earnings per share data presented was adjusted retrospectively to conform with the provisions of this FSP. However, given that the company incurred net losses for the periods ended July 4, 2009 and June 30, 2008, and because the allocation of losses to participating securities would be anti-dilutive, the adoption of this FSP did not have an impact on our calculation of EPS for all periods presented.
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
On January 4, 2009, we adopted the requirements of SFAS No. 157 for non-recurring nonfinancial assets and liabilities, that had been deferred for one year under FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157.” However, because we do not have any fair value measurements of non-recurring nonfinancial assets and liabilities the adoption of FAS 157-2 had no impact on our financial statements.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which establishes standards of accounting for and disclosure of events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This statement is effective for interim or annual reporting periods ending after June 15, 2009, and shall be applied prospectively. We adopted SFAS No. 165 as of July 4, 2009. The adoption did not have a material impact on our financial statements. Refer to Note 1, Basis of Presentation, for additional information.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which amends FAS No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim, as well as, annual financial statements. It also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009. We adopted FSP FAS 107-1 and APB 28-1 as of June 30, 2009. The adoption did not have a material impact on our financial statements.
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles“A Replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 replaces Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification as the single source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS 168 to have a material effect on its Financial Statements.
(3) Fair Value Measurements
SFAS 157, “Fair Value Measurements,” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. It does not expand the use of fair value measurement. The Company adopted SFAS 157 for financial assets and liabilities on January 1, 2008. The adoption of SFAS 157 did not require material modification of the Company’s fair value measurements and was substantially limited to expanded disclosures in the notes to our Consolidated Financial Statements relating to those notes that currently have components measured at fair value. On January 4, 2009, we adopted the requirements of SFAS No. 157 for non-recurring nonfinancial assets and liabilities, that had been deferred for one year under FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157.” However, because we did not have any non-recurring fair value measurements of nonfinancial assets and liabilities during the first six months of 2009, the adoption of FAS 157-2 had no impact on our financial statements.

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
The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of July 4, 2009, January 3, 2009 and June 30, 2008:

		Fair Value Measurements Using
			Significant Other	Significant
		Quoted Prices in	Observable	Unobservable
	Total Carrying	Active Markets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)

As of July 4, 2009
Cash Equivalents	$53,771	$53,771	$—	$—

As of January 3, 2009
Cash Equivalents	$79,400	$79,400	$—	$—
Interest Rate Swaps (1)	(2,400)	—	(2,400)	—

As of July 30, 2008
Cash Equivalents	$47,850	$47,850	$—	$—
Interest Rate Swaps (2)	(835)	—	(835)	—

(1)	Included in Accrued expenses in our Consolidated Balance Sheets.

(2)	Included in Deferred taxes and other liabilities in our Consolidated Balance Sheets.
Cash Equivalents, primarily money market mutual funds, are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. Interest rate swaps are measured at fair value using quoted market prices for the swap interest rate indexes over the term of the swap discounted to present value versus the fixed rate of the contract. They are classified within Level 2 of the valuation hierarchy. Accounts receivable and short-term debt are held at carrying amounts that approximate fair value due to their near-term maturities.

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
Physical inventories are performed at our store locations throughout the year with every location subject to at least one physical inventory annually. A physical inventory is performed in our warehouse at year end. Estimates for inventory shrinkage from the date of the most recent physical inventory through the end of each reporting period are based on historical results from recent physical inventories. These estimates are adjusted to actual when a physical inventory is taken.
Our inventory valuation methodology also requires other management estimates and judgment, such as the net realizable value of merchandise designated for clearance or slow-moving merchandise. Our reserve for clearance and slow-moving merchandise is based on several factors, including the quantity of merchandise on hand, sales trends and future advertising and merchandising plans. The accuracy of these estimates can be impacted by many factors, some of which are outside of management’s control, including changes in economic conditions and consumer buying trends. Based on prior experience, management does not believe the assumptions used in these estimates will change significantly.
(5) Shareholders’ Equity
During the six months ended July 4, 2009, shareholders’ equity changed as follows:

				Accumulated
				Other
	Number	Common	Retained	Comprehensive
(In thousands, except share data)	of Shares	Stock	Earnings	(Loss)	Total
Balance, January 3, 2009	20,467,151	$124,909	$49,391	$—	$174,300
Net loss	—	—	(12,457)	—	(12,457)

Total comprehensive loss					$(12,457)
Stock-based compensation expense	—	933	—	—	933
Restricted shares — net	252,803
Issuance of Common Stock	4,000,000	9,853	—	—	9,853

Balance, July 4, 2009	24,719,954	135,695	36,934	—	160,172

On May 27, 2009 the Company completed a $10.0 million private placement pursuant to which it issued 4.0 million shares of the Company’s common stock priced at $2.50 per share. The Company intends to use the proceeds for general working capital purposes.

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
On January 15, 2009, the Company terminated the Wachovia Loan Agreement and interest rate swap and entered into a new credit agreement with Wells Fargo Retail Finance, LLC (“WFRF Loan Agreement”). Upon closing of the WFRF Loan Agreement, the Company borrowed $19.0 million under the line of credit and, combined with $13.2 million of its own funds, repaid all outstanding obligations under the Wachovia Credit Agreement, including $18.9 million of principal and interest to satisfy the mortgages, $10.0 million to repay an advance under the line of credit and $2.8 million to terminate the interest rate swap. Borrowings under this agreement are for revolving periods of up to three months. In addition $6.9 million in stand-by letters of credit were issued at closing. The amount of outstanding stand-by letters of credit has been reduced to $6.4 million as of the end of the second quarter of Fiscal 2009. As of July 4, 2009, the Company had availability under the line of credit of $34.6 million. Subject to availability, there is no debt service requirement during the term of this agreement.
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
When the interest rate swap was terminated on January 15, the Company paid Wachovia the then fair market value of ($2.8) million. Of this loss, $2.4 million had previously been recognized as a component of interest expense in the Consolidated Statements of Operations. During the fourth quarter of Fiscal 2008 when the Company decided to terminate the swap, it no longer qualified for hedge accounting treatment, and as such, losses on the swap that were previously deferred in accumulated other comprehensive income (“AOCI”) were reclassified to earnings during the fourth quarter of fiscal 2008. The $0.4 million change in fair value between January 3, and January 15, was recorded as interest expense in the first quarter of Fiscal 2009 Consolidated Statements of Operations.

(7) Income Taxes
The Company uses the asset and liability method of accounting for income taxes. The Company does business in various jurisdictions that impose income taxes. Management determines the aggregate amount of income tax expense to accrue and the amount currently payable based upon the tax statutes of each jurisdiction. This process involves adjusting income determined using generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred taxes are reflected on the Company’s balance sheet for temporary differences that will reverse in subsequent years. Tax effects of changes in tax laws or rates are recognized in the period in which the law is enacted. Valuation allowances are recorded to reduce the carrying amount of deferred tax assets, when it is more likely than not that such assets will not be realized. In fiscal 2008, the Company determined that it was necessary to record a full valuation allowance against its net deferred tax assets due to, among other factors, the Company’s cumulative three-year loss position. As of July 4, 2009, the valuation allowance was $18.1 million. The realization of deferred tax assets depends on the Company’s ability to generate future income and the weight of the available evidence, including cumulative losses in prior years. Management will continue to monitor and update its assessment at each reporting date.
The Company continues to experience operating losses and record valuation allowances against the tax benefit associated with these losses. Considering these valuation allowances and discrete tax items, we do not expect to incur significant income tax expense or benefit in the current fiscal year.
The Company’s effective tax rate for the first six months of Fiscal 2008 was 33.9%. This was primarily attributable to the effect of adjustments to our reserve for uncertain tax positions on our year to date pre-tax loss. For the six months ended June 30, 2008, the Company did not record a valuation allowance against its deferred tax assets.
(8) Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended		Six Months Ended
	July 4,	June 30,	July 4,	June 30,
(In thousands, except per share data)	2009	2008	2009	2008

Net loss	$(8,149)	$(4,265)	$(12,457)	$(6,032)

Weighted average shares:
Basic	21,313	20,299	20,881	20,299
Incremental shares from assumed exercise of stock options and stock appreciation rights	—	—	—	—

Diluted	21,313	20,299	20,881	20,299

Basic net loss per share	$(0.38)	$(0.21)	$(0.60)	$(0.30)

Diluted net loss per share	$(0.38)	$(0.21)	$(0.60)	$(0.30)

Stock options and stock appreciation rights excluded from calculation because exercise price was greater than average market price	1,628	1,070	1,655	1,017

Potentially dilutive shares excluded from the calculation as the result would be anti-dilutive	446	448	419	501

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
Cautionary Statement Relating to Forward-looking Statements
The following discussion contains statements that are forward-looking within the meaning of applicable federal securities laws and are based on our current expectations and assumptions as of this date. These statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated. Factors that could cause actual results to differ from those anticipated include, but are not limited to, the failure to consummate our identified strategic objectives, the effect of economic conditions and fuel prices, our ability to implement our business and operating initiatives to improve sales and profitability, our ability to comply with the terms of our credit facility, our ability to comply with The NASDAQ Stock Market. (“NASDAQ”) listing requirements, changes in the labor market and our ability to hire and retain associates and members of senior management, the impact of existing or future government regulation, our ability to increase the number of stores we operate and the profitability of existing stores, how well we manage our growth, execution and results of our real estate strategy, competitive pressures, customer demand and trends in the arts and crafts industry, inventory risks, the impact of unfavorable weather conditions, disruption in our operations or supply chain, changes in our relationships with suppliers, difficulties with respect to new system technologies, difficulties in implementing measures to reduce costs and expenses and improve margins, supply constraints or difficulties, the effectiveness of and changes to advertising strategies and other risks detailed in the Company’s Securities and Exchange Commission (“SEC”) filings. We undertake no obligation to update or revise any forward-looking statement whether as the result of new developments or otherwise.
For additional information concerning factors that could cause actual results to differ materially from the information contained herein, reference is made to the information under Part II, “Item 1A. Risk Factors” as set forth below and in our annual report on Form 10-K for the year ended January 3, 2009 as filed with the SEC.
Overview
General
We are a specialty retailer of arts, crafts and floral merchandise for a wide range of customers. Our first store opened in Moorestown, New Jersey in 1985. As of July 4, 2009, we operated 133 stores in the Eastern United States from Maine to Florida. Our stores typically range from 20,000 to 25,000 square feet. We also serve customers nationally through our e-commerce site, www.acmoore.com.
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
Our quarterly results of operations also may fluctuate based upon such factors as the length of holiday seasons, the days on which holidays fall, the number and timing of new store openings, the amount of store pre-opening expenses, the amount of net sales contributed by new and existing stores, the mix of products sold, the amount of sales returns, the timing and level of markdowns and other competitive factors.

For the three months ended July 4, 2009, comparable store sales decreased by 13.8%, while gross margin as a percent of sales had a 20 basis point improvement over the second quarter of last year. The decline in comparable store sales was primarily due to softness in the macroeconomic and retail environment, weakness in our floral, seasonal and scrapbooking categories and a reduction in advertising spending. Although gross margin improved 20 basis points compared to last year, last year’s gross margin was reduced by 60 basis points due to increased freight costs and clearance sales which were occurring in the four stores which were closed in July 2008. Excluding the effect of these clearance sales, our merchandise margin would have been flat compared to last year and our gross margin would have decreased by 40 basis points. This decrease is primarily attributable to the deleveraging of distribution and buying expenses against a decline in sales.
Business and Operating Strategy
Fiscal 2008, as well as the first six months of Fiscal 2009, continues a substantial transition as our management team focuses on reviewing and adjusting various aspects of our business and operations to position us for improved performance. Management’s primary business and operating initiatives are discussed below.
Increase Sales. We continue to strive toward increasing sales through better execution in customer service, an enhanced merchandise assortment, improved in-stock position and creative promotional strategies.
•	Customer service. We continue our consumer research initiatives designed to better understand our customers’ expectations and purchasing motivation, with the goal of developing stronger relationships with our customers. We have successfully implemented our formal customer service program which involves in-depth training of our store associates and store management teams.
•	Enhanced merchandise assortment. We continually seek to identify new and enhanced product lines and merchandise assortments that differentiate us from our competitors. We regularly review product adjacencies in order to improve our average sales ticket per customer and enhance the overall shopping experience.
•	Improved in-stock position. Maintaining a full in-stock position is critical to driving sales, as providing the components for a particular craft project is essential to meeting customer demand. Our perpetual inventory system implemented in January 2008 as well as other technological improvements have allowed us to achieve better in-stock positions, as well as information about quantities available at the store level. We also regularly evaluate our supply chain operations to improve the process and timing within which product is ordered and delivered to our stores. During the first half of 2009, we began aggressively converting our staple stock keeping units (“SKUs”) to our new automated replenishment system, with full implementation expected to be complete in 2010. Early indicators suggest marked improvements in our in-stock positions for the products converted to automated replenishment. During the second quarter of 2009 we began a pilot of an advanced forecasting module that focuses on improving our in-stock position while maximizing profits by establishing the appropriate inventory at both the SKU and store level.
•	Promotional strategies. We are testing new advertising and marketing vehicles and continue to employ category management discipline focused around the best assortment and optimization of our price points. We have enhanced our processes which has enabled us to identify and feature the right items in our print advertising. We have also increased our direct marketing initiatives and other retention programs which we believe will contribute to incremental sales, increased customer traffic and margin enhancement. In Fiscal 2009, we have primarily utilized newspaper advertising to drive sales and traffic. We continue to utilize the services of a strategic media partner to assist us in our overall pre-print circulation strategy. In addition, we will be testing other vehicles during the balance of 2009 to further enhance the productivity of the advertising spend, along with our focus on driving profitable sales and traffic.

•	A.C. Moore Rewards program. During the second quarter of Fiscal 2009, we successfully launched our A.C. Moore Rewards program across all of our stores. For the first time, we will have a much better understanding of who our customers are, what they purchase and how often they visit our stores. We believe that this investment will support our strategic initiatives to further differentiate ourselves from our competition while providing our customers with more compelling reasons to shop in our stores.
Improve Store Profitability. We continue to strive to improve our store profitability. During 2009, we will continue to focus on improving store profitability using the following tactics:
•	Real estate portfolio strategy. Management continually reviews opportunities for stores in new markets and for relocations of existing stores where strategically prudent and economically viable. When entering new markets which we deem to be multi-store markets, we endeavor to do so with sufficient store density to leverage advertising and supply chain replenishment expenses and in order to be competitive in the early stage of market penetration. Existing stores are reviewed on a periodic basis to identify underperforming locations for potential remodeling, relocation or closure.
•	Monthly Business Review/Under-performing Stores. Management has implemented a process of detailed review of the profit performance of every store. Each month, our Regional Directors and District Managers are required to present action plans intended to ensure improvement of our under-performing stores.
•	Centrally directed operations and our new store prototype. We believe that increasing the level of standardization in operations and centrally directed management practices will improve our operating efficiencies. This initiative includes standardizing the presentation in our stores, reengineering our store processes and implementing and refining our new store prototype, which we refer to as our “Nevada” model. As of July 4, 2009, we operated 20 Nevada class stores. We believe the Nevada model will help us achieve efficiencies through increased ease of operation and reduced labor costs. While we believe the Nevada model is a desirable design, we are currently refining the design based on the results of this initial phase of implementation and expect to continue to do so in the future.
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
•	Category management. During Fiscal 2008, we completed the implementation of both category management structure and process. The category management process leverages merchandise assortment planning tools, the use of a merchandising planning calendar, and an open-to-buy process focused on sales and inventory productivity. We are committed to reducing our exposure in seasonal goods by controlling buys and utilizing new planning processes which will in turn reduce our markdown liability.
•	Domestic and globally sourced private label products. During the first half of Fiscal 2009, we continued to refine our sourcing and private label strategies, adopting a more balanced approach. We continue to explore new opportunities involving both direct sourcing and the development of more private label products. We believe the continued addition of private label products, both domestic and globally sourced, will result in enhanced customer loyalty and gross margin improvement.

•	Supply chain optimization. During the second quarter of Fiscal 2009, in addition to our ongoing supply chain initiatives, including improving our in-stock positions, optimizing inventory levels, increasing merchandise turns, and improving distribution efficiencies, we continued to focus on two key projects: automated replenishment and advance shipment notification (“ASN”) supported cross docking. We began implementation of automated replenishment in the fall of 2008 with a group of pilot stores and have successfully rolled out complete categories to the entire chain throughout the first half of 2009. Initial results, especially in-stock metrics, are promising. This project remains on schedule and is planned to be completed in October 2009. Additional categories may be added in 2010. Our second key project is ASN supported cross docking which will allow us to have our vendors prepackage and label multiple individual store orders which they will consolidate and ship to our warehouse for combination and shipment with other store orders. We believe this project will minimize vendor direct-to-store shipments, reduce freight costs, and enable us to leverage our current distribution center to handle the vast majority of all product sold in our stores, allowing store associates to spend more time serving our customers. This project requires modifications to our existing warehouse management system and reconfiguring our distribution center to facilitate a more streamlined, flow through design. The distribution center modifications are complete. We anticipate the system capabilities to be in place in the second half of this year and we will begin converting direct to store vendors to cross dock at that time. Full completion is expected in the first half of 2010.
Improve Information Technology. Our commitment to enhancing our information technology to increase operating efficiencies, improve merchandise selection and better serve our customers continues into Fiscal 2009. In addition, we continue to implement automated replenishment in a phased-in approach with full roll out in October 2009 and with full benefits anticipated by the third quarter of 2010.

Results of Operations
The following table sets forth, for the periods indicated selected statement of operations data expressed as a percentage of net sales and the number of stores open at the end of each such period:

	Quarter Ended		Six Months Ended
	July 4,	June 30,	July 4,	June 30,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	58.4	58.6	57.8	57.9

Gross margin	41.6	41.4	42.2	42.1
Selling, general and administrative expenses	49.0	45.6	47.4	44.8
Store pre-opening and closing expenses	0.3	1.1	0.3	0.8

Loss from operations	(7.7)	(5.2)	(5.5)	(3.5)
Interest expense (income), net	0.1	0.1	0.3	0.1

Loss before income taxes	(7.8)	(5.3)	(5.8)	(3.6)
Provision for (benefit of) income taxes	0.0	(1.9)	0.0	(1.2)

Net loss	(7.8)%	(3.4)%	(5.8)%	(2.4)%

Number of stores open at end of period	133	139
Quarter Ended July 4, 2009 Compared to Quarter Ended June 30, 2008
Net Sales. Net sales decreased $22.0 million, or 17.4%, to $104.4 million in the three months ended July 4, 2009 from $126.4 million during the three months ended June 30, 2008. This decrease is comprised of (i) a comparable store sales decrease of $16.3 million, or 13.8%, (ii) a net increase of $1.2 million from stores not included in the comparable store base and e-commerce sales, and (iii) net sales of $6.9 million from stores closed since June 30, 2008. The decline in comparable store sales was primarily due to softness in the macroeconomic and retail environment, weakness in our floral, seasonal and scrapbooking categories and a reduction in advertising spending.
Comparable store sales increase (decrease) represents the increase (decrease) in net sales for stores open during the same period of the previous year. Stores are added to the comparable store base at the beginning of the fourteenth full month of operation. Comparable stores that are relocated or remodeled remain in the comparable store base. Stores that close are removed from the comparable store base as of the beginning of the month of closure.
Merchandise categories that performed below the Company average on a comparable store basis included floral, seasonal and scrapbooking. Categories that performed better than average included custom framing, cake and candy making and kid’s activities.
Gross Margin. Gross margin is net sales minus the cost of merchandise, purchasing and receiving costs, inbound freight, duties related to import purchases, internal transfer costs and warehousing costs. Gross margin as a percent of net sales was 41.6% for the three months ended July 4, 2009, and 41.4% for the three months ended June 30, 2008. Although gross margin improved 20 basis points compared to last year, last years gross margin was reduced by 60 basis points due to clearance sales which were occurring in the four stores which were closed in July 2008. Excluding the effect of these clearance sales, our merchandise margin would have been flat compared to last year and our gross margin would have decreased by 40 basis points. This decrease is primarily attributable to the deleveraging of distribution and buying expenses against a decline in sales.
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

Selling, general and administrative expenses were $51.2 million in the second quarter of Fiscal 2009, a reduction of $6.5 million compared to the $57.7 million in the second quarter of Fiscal 2008. This decrease was primarily attributable to reductions in store payroll and advertising expenses as well as a reduction in store occupancy costs from operating six fewer stores in the second quarter of 2009 compared to the same period last year. In addition, last year’s selling, general and administrative expenses included $1.8 million of asset impairment expenses compared to no impairment expenses in the comparable period this year. As a percent of sales, selling, general and administrative expenses increased 3.4% to 49.0% from 45.6%. This increase was the result of the deleveraging expenses against a decline in store sales.
Store Pre-Opening and Closing Expenses. Store pre-opening costs are expensed as incurred and include the direct incremental costs to prepare a store for opening, including labor and travel, rent and occupancy costs from the date we take possession of the property. Store closing costs include severance, inventory liquidation costs, asset related charges, lease termination payments and the net present value of future rent obligations less estimated sub-lease income. Store pre-opening and closing expenses of $0.3 million are comprised of costs related to the one store that was opened in the second quarter and ongoing operating costs form stores previously closed. In the second quarter of Fiscal 2008, we incurred store pre-opening expenses of $0.6 million for the three stores opened in the second quarter of 2008 and stores which opened later in 2008. Store closing costs for the second quarter of 2008 were $0.7 million which included a $0.4 million reduction in estimated sub-lease income for a store that closed in 2006 and $0.1 million in inventory liquidation costs for four stores that were conducting going-out-of business sales during the second quarter which closed in July 2008.
Interest Income and Expense. We had net interest expense of $0.1 million for both second quarter of Fiscal 2009 and Fiscal 2008. The interest rates we pay on our outstanding debt as well and the interest rates we receive on our investments have both declined since the comparable period last year.
Income Taxes. Based upon its historical and continuing operating losses, the Company continues to record 100% valuation allowances against its net deferred tax assets. Considering these valuation allowances and discrete tax items, we do not expect to incur significant income tax expense or benefit in the current fiscal year.
The Company’s effective tax rate for the second quarter of Fiscal 2008 was 36.2%. In the second quarter of Fiscal 2008, the Company did not record a valuation allowance against its deferred tax assets.
Six Months Ended July 4, 2009 Compared to Six Months Ended June 30, 2008
Net Sales. Net sales decreased $39.9 million, or 15.8% to $213.1 million in the six months ended July 4, 2009 from $253.0 million in the comparable 2008 period. This decrease is comprised of (i) a comparable store sales decrease of $32.5 million, or 13.6%, (ii) an increase in net sales of $4.1 million from stores not included in the comparable store base and e-commerce sales, and (iii) net sales of $11.4 million from stores closed since the comparable period last year. The decline in comparable store sales was primarily due to softness in the macroeconomic and retail environment, weakness in our floral, seasonal and scrapbooking categories and a reduction in advertising spending.
Merchandise categories that performed below the Company average on a comparable store basis included floral, seasonal and scrapbooking. Categories that performed better than average included custom framing, cake and candy making and kid’s activities.

Gross Margin. Gross margin is net sales minus the cost of merchandise, purchasing and receiving costs, inbound freight, duties related to import purchases, internal transfer costs and warehousing costs. Gross margin as a percent of net sales was 42.2% for the six months ended July 4, 2009, and 42.1% for the six months ended June 30, 2008. Although gross margin improved 10 basis points compared to last year, last year’s gross margin was reduced by 30 basis points due to clearance sales which were occurring in the four stores which were closed in July 2008. Excluding the effect of these clearance sales, our merchandise margin would have declined by 30 basis points compared to last year and our gross margin would have decreased by 20 basis points. This decrease is primarily attributable to the deleveraging of distribution and buying expenses against a decline in sales.
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
Selling, general and administrative expenses were $101.0 million in the first two quarters of Fiscal 2009, a reduction of $12.3 million compared to the $113.3 million in the first two quarters of Fiscal 2008. This decrease was primarily attributable to reductions in store payroll and advertising expenses as well as a reduction in store occupancy costs from operating six fewer stores in the second quarter of 2009 compared to the same period last year. In addition, last year’s selling, general and administrative expenses included $1.8 million of asset impairment expenses compared to no impairment expenses in the comparable period this year. As a percent of sales, selling, general and administrative expenses increased 2.6% to 47.4% from 44.8%. This increase was the result of the deleveraging expenses against a decline in store sales.
Store Pre-Opening and Closing Expenses. Store pre-opening costs are expensed as incurred and include the direct incremental costs to prepare a store for opening, including rent and occupancy costs from the date we take possession of the property. Store closing costs include severance, inventory liquidation costs, loss on disposal of fixed assets, lease termination payments and the net present value of future rent obligations less estimated sub-lease income.
In the first six months of 2009 store preopening and closing expense totaled $0.7 million for the one store we opened, the one store we relocated and ongoing operating costs for stores previously closed. In the first half of 2008, we incurred store pre-opening expenses for the seven stores opened during the first six months of 2008 and stores that opened later in 2008 totaling $1.3 million. Store closing costs for the first six months of 2008 were $0.7 million, which included a $0.4 million reduction in estimated sub-lease income for a store that closed in 2006 and $0.1 million in inventory liquidation costs for four stores that conducted going-out-of business sales during the second quarter of 2008.
Interest Income and Expense. In the first six months of 2009, the Company had net interest expense of $0.7 million, compared with the first six months of 2008 when the Company had net interest expense of $0.4 million. This increase is primarily attributable to the $0.4 million of interest expense related to the interest rate swap termination which occurred in the first quarter of this year.
Income Taxes. Based upon its historical and continuing operating losses, the Company continues to record 100% valuation allowances against its net deferred tax assets. Considering these valuation allowances and discrete tax items, we do not expect to incur significant income tax expense or benefit in the current fiscal year.
The Company’s effective tax rate for the first six months of Fiscal 2008 was 33.9%.

Liquidity and Capital Resources
The Company’s cash is used primarily for working capital to support our inventory requirements and fixtures and equipment, pre-opening expenses and beginning inventory for new stores. In recent years, we have financed our operations and new store openings primarily with cash from operations.
At July 4, 2009 and January 3, 2009, our working capital was $100.5 million and $102.1 million, respectively. Cash used in operations was $12.6 million for the six months ended July 4, 2009. This was principally the result of a net loss of $12.4 million and a $9.0 million seasonal increase in the net investment in inventory (increase in inventory net of change in accounts payable), which was partially offset by $8.2 million in depreciation expense. For the six months ended June 30, 2008, cash used in operations was $9.7 million which was primarily the result of a $19.2 million increase in the net investment in seasonal and new store inventory partially offset by a $7.0 million refund of federal income taxes which is included in a $9.4 million reduction of prepaid expenses and other current assets.
Net cash used in investing activities during the six months ended July 4, 2009 was $5.6 million, all of which related to capital expenditures. In Fiscal 2009, we expect to spend approximately $12.0 million on capital expenditures, which includes $6.0 million for new, remodeled and relocated stores, and the remainder used for information technology and store maintenance capital. For the six months ended June 30, 2008, we invested $8.6 million, all of which related to capital expenditures.
On May 27, 2009 the Company completed a $10.0 million private placement pursuant to which it issued 4.0 million shares of the Company’s common stock priced at $2.50 per share. The Company intends to use the proceeds for general working capital purposes.
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
On January 15, 2009, the Company terminated the Wachovia Loan Agreement and interest rate swap and entered into a new credit agreement with Wells Fargo Retail Finance, LLC (“WFRF Loan Agreement”). Upon closing of the WFRF Loan Agreement, the Company borrowed $19.0 million under the line of credit and, combined with $13.2 million of its own funds, repaid all outstanding obligations under the Wachovia Credit Agreement, including $18.9 million of principal and interest to satisfy the mortgages, $10.0 million to repay an advance under the line of credit and $2.8 million to terminate the interest rate swap. Borrowings under this agreement are for revolving periods of up to three months. In addition $6.9 million in stand-by letters of credit were issued at closing. The amount of outstanding stand-by letters of credit has been reduced to $6.4 million as of the end of the second quarter of Fiscal 2009. As of July 4, 2009, the Company had availability under the line of credit of $34.6 million. Subject to availability, there is no debt service requirement during the term of this agreement.
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
The agreement defines various events of default which include failure to pay amounts when due, cross-default provisions, material liens or judgments, insolvency, bankruptcy or a change of control. Upon the occurrence of an event of default, the lender may take actions that include increasing the interest rate on outstanding obligations, discontinue advances and accelerating the Company’s obligations.
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
Critical Accounting Estimates
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2008 Form 10-K in Note 1 to the Notes to Consolidated Financial Statements and in the Critical Accounting Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We invest cash balances in excess of operating requirements primarily in money market mutual funds. The fair value of our cash and equivalents at July 4, 2009 equaled carrying value. A hypothetical decrease in interest rates of 10% compared to the rates in effect at July 4, 2009 would reduce our interest income by approximately $23,000 annually.
As of July 4, 2009 we had $19.0 million outstanding under our line of credit. The interest rate on our line of credit fluctuates with market rates and therefore the fair value of this financial instrument will not be impacted by a change in interest rates. A 10% increase in interest rates would increase our interest expense by approximately $44,000 annually.

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
We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of July 4, 2009. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of July 4, 2009, our disclosure controls and procedures, as defined in Rule 13a-15(e), were effective to ensure that (i) information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Our management carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Based on this evaluation, our management determined that no change in internal control over financial reporting occurred during the quarter ended July 4, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 3, 2009 (the “Fiscal 2008 Form 10-K”) which could materially affect our business, financial condition or future results. The risks described in our Fiscal 2008 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
The information presented below updates, and should be read in conjunction with, the risks described in our Fiscal 2008 Form 10-K.

The current recession could have a material adverse effect on our business, revenue and profitability.
The current recession could have a significant impact on our business. As a retailer that is dependent upon consumer discretionary spending, we are facing an extremely challenging fiscal 2009. Our customers may allocate less money for discretionary purchases as a result of job losses, foreclosures, bankruptcies, reduced availability of credit and an overall decline in consumer confidence. Any resulting decreases in customer traffic or average value per transaction negatively impact our financial performance as reduced revenues result in sales de-leveraging which creates additional downward pressure on margin. Further, many of the effects and consequences of the recession are currently unknown. Any or all of these could have a material adverse effect on our business, financial condition and results of operations, including but not limited to, our ability to raise additional capital or draw down on our credit facility, if needed.
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
We are a retailer that is dependent on attracting and retaining a large number of quality associates in entry level or part-time positions. Since our ability to meet our labor needs is subject to factors we cannot control, the performance of our business could be negatively impacted by changes in these factors and our cost of doing business could increase as a result of changes in federal, state or local regulations.
Our performance is dependent on attracting and retaining a large number of quality associates. Many of those associates are in entry level or part-time positions with historically high rates of turnover. Our ability to meet our labor needs while controlling our costs is subject to factors we cannot control such as unemployment levels, prevailing wage rates, minimum wage legislation, workers compensation costs and changing demographics. Changes that adversely impact our ability to attract and retain quality associates could adversely affect our performance. In addition, changes in the federal or state minimum wage, living wage requirements or changes in other wage or workplace regulations, including, for example, health care, employee leave or unionization regulations, could increase our costs and adversely affect our financial condition and operating results.
The recently enacted Consumer Product Safety Improvement Act and other existing or future government regulation could harm our business or may cause us to incur additional costs associated with compliance.
We are subject to various federal, state and local laws and regulations, including but not limited to, laws and regulations relating to labor and employment, U.S. customs and consumer product safety, including the recently enacted Consumer Product Safety Improvement Act, or the “CPSIA.” The CPSIA created more stringent safety requirements related to lead and phthalates content in children’s products. The CPSIA regulates the future manufacture of these items and existing inventories and may cause us to incur losses if we offer for sale or sell any non-compliant items. Failure to comply with the various regulations applicable to us may result in damage to our reputation, civil and criminal liability, fines and penalties and increased cost of regulatory compliance. These current and any future laws and regulations could harm our business, results of operation and financial condition.
Our success depends on Rick A. Lepley, our Chief Executive Officer, Joseph A. Jeffries, our Chief Operating Officer, David Abelman, our Chief Marketing and Merchandising Officer and David Stern, our Chief Financial Officer and the loss of any of them could have a negative impact on our ability to execute on our business and operating strategy.
We are dependent on the services, abilities and experience of our executive officers, including Rick A. Lepley, our Chief Executive Officer, Joseph A. Jeffries, our Chief Operating Officer, David Abelman, our Chief Marketing and Merchandising Officer and David Stern, our Chief Financial Officer. The loss of the services of any of these senior executives and any general instability in the composition of our senior management team could have a negative impact on our ability to execute on our business and operating strategy. In addition, success in the future is dependent upon our ability to attract and retain other qualified personnel, including store general managers. Any inability to do so may have a material adverse impact on our business and operating results.

Our stock could be delisted if we fail to satisfy the NASDAQ rules relating to minimum share price.
Our common stock is traded on NASDAQ. Under NASDAQ rules, our stock price must remain at or above $1.00 per share for continued listing. If we are unable to maintain a minimum bid price of at least $1.00 per share for a period of 30 consecutive business days, our common stock could be subject to delisting. Given the current market conditions, NASDAQ has determined to suspend enforcement of the bid price of publicly held shares requirements for listed companies until July 31, 2009. NASDAQ has extended this suspension on several occasions, but has indicated that, based on discussions with the SEC, it does not expect any further extensions and that the NASDAQ bid price of publicly held shares requirements will be reinstated on Monday, August 3, 2009. On August 7, 2009 our common stock closed at a price of $3.60 per share. However, given the volatility in the price of our common stock, there is no guarantee that our common stock will continue to comply with the NASDAQ requirements. Delisting of our common stock could negatively impact us by reducing the liquidity and market price of our common stock, and reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing. In addition, delisting could also result in the loss of confidence of our suppliers and current or prospective employees.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not Applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not Applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not Applicable.

ITEM 5.	OTHER INFORMATION
On August 10, 2009, A.C. Moore entered into an Amended and Restated Employment Letter with Joseph A. Jeffries (the “restated letter agreement.”) The restated letter agreement restated and continued the terms and conditions of Mr. Jeffries employment letter dated November 28, 2007 as amended by the first amendment to his employment letter dated August 6, 2008 (the “original amended letter agreement.”) The restated letter agreement is attached as an exhibit to this Form 10-Q.
Pursuant to the restated letter agreement, Mr. Jeffries will continue to earn one-twenty fourth of each of his original sign-on bonus and original relocation benefits for each month after November 28, 2007 that he remains employed by the Company. If A.C. Moore terminates his employment for cause (as defined in the restated letter agreement), Mr. Jeffries must repay the unearned portions of the sign-on bonus and relocation benefits. If Mr. Jeffries terminates his employment for good reason (as defined in the restated letter agreement), he will be deemed to have earned one-hundred percent of the sign-on bonus and relocation benefits.
If A.C. Moore terminates Mr. Jeffries’ employment without cause, he is entitled to receive base salary and insurance benefits through the sixth-month anniversary of the termination date plus pro rata bonus (as defined in the restated letter agreement).

ITEM 6.	EXHIBITS

10.1	Employment Letter, dated as of May 7, 2009, between the Company and David Abelman.

10.2	Employment Letter, dated as of May 13, 2009, between the Company and David Stern.

10.3
Credit Agreement, dated as of January 15, 2009, among A.C. Moore Incorporated, as the Lead Borrower, the Borrowers now or hereafter party thereto, the Guarantors now or hereafter party thereto, each lender from time to time party thereto, and Wells Fargo Retail Finance, LLC, as Administrative Agent, Collateral Agent and Swing Line Lender.

10.4	Amended and Restated Employment Letter, dated as of August 10, 2009, between the Company and Joseph A. Jeffries.

31.1	Certification pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”).

31.2	Certification pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A.C. MOORE ARTS & CRAFTS, INC.
Date: August 13, 2009	By:	/s/ Rick A. Lepley
Rick A. Lepley
President and Chief Executive Officer (duly authorized officer and principal executive officer)

Date: August 13, 2009	By:	/s/ David R. Stern
David R. Stern
Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

Exhibit Index

Exhibit No.	Description

10.1	Employment Letter, dated as of May 7, 2009, between the Company and David Abelman.

10.2	Employment Letter, dated as of May 13, 2009, between the Company and David Stern.

10.3
Credit Agreement, dated as of January 15, 2009, among A.C. Moore Incorporated, as the Lead Borrower, the Borrowers now or hereafter party thereto, the Guarantors now or hereafter party thereto, each lender from time to time party thereto, and Wells Fargo Retail Finance, LLC, as Administrative Agent, Collateral Agent and Swing Line Lender.

10.4	Amended and Restated Employment Letter, dated as of August 10, 2009, between the Company and Joseph A. Jeffries.

31.1	Certification pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”).

31.2	Certification pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.