Form 10-Q
period 2009-10-03
A.C. Moore Arts & Crafts, Inc.
filed 2009-11-06
CIK 1042809

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended October 3, 2009
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

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Outstanding at November 6, 2009

Common Stock, no par value	24,719,954

A.C. MOORE ARTS & CRAFTS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)
(unaudited)

	October 3,	January 3,	September 30,
	2009	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$31,326	$74,437	$46,756
Inventories	138,151	109,365	142,004
Prepaid expenses and other current assets	3,160	8,346	4,428
Prepaid and receivable income taxes	40	1,905	1,958
Deferred tax assets	2,764	4,600	2,521

	175,441	198,653	197,667

Non-current assets:
Property and equipment, net	88,069	92,403	98,510
Other assets	2,485	2,690	2,544

	$265,995	$293,746	$298,721

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$19,000	$29,071	$12,571
Trade accounts payable	44,187	39,274	42,346
Accrued payroll and payroll taxes	1,704	2,414	2,104
Accrued expenses	19,020	23,879	14,246
Accrued lease liability	1,941	1,941	1,357

	85,852	96,579	72,624

Non-current liabilities:
Long-term debt	—	—	17,143
Deferred tax liability and other	2,722	4,560	3,742
Accrued lease liability	17,242	18,307	19,087

	19,964	22,867	39,972

	105,816	119,446	112,596

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; none issued	—	—	—

Common stock, no par value, 40,000,000 shares authorized; shares issued and outstanding 24,719,954; 20,467,151 and 20,299,801 at October 3, 2009, January 3, 2009 and September 30, 2008, respectively	136,154	124,909	124,291

Accumulated other comprehensive income (loss)	—	—	(562)

Retained earnings	24,025	49,391	62,396

	160,179	174,300	186,125

	$265,995	$293,746	$298,721

See accompanying notes to financial statements.

A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(unaudited)

	Quarter Ended		Nine Months Ended
	October 3,	September 30,	October 3,	September 30,
	2009	2008	2009	2008

Net sales	$106,083	$116,661	$319,172	$369,635
Cost of sales (including buying and distribution costs)	65,350	66,228	188,428	212,728

Gross margin	40,733	50,433	130,744	156,907
Selling, general and administrative expenses	53,177	53,390	154,221	166,657
Store pre-opening and closing expenses	250	1,328	932	3,284

Loss from operations	(12,694)	(4,285)	(24,409)	(13,034)
Interest expense	248	382	1,191	1,397
Interest (income)	(57)	(224)	(306)	(868)

Loss before income taxes	(12,885)	(4,443)	(25,294)	(13,563)
Provision for income taxes	24	3,096	72	8

Net loss	$(12,909)	$(7,539)	$(25,366)	$(13,571)

Basic net loss per share	$(0.53)	$(0.37)	$(1.16)	$(0.67)

Diluted net loss per share	$(0.53)	$(0.37)	$(1.16)	$(0.67)

Basic weighted average shares outstanding	24,325	20,300	21,914	20,299

Diluted weighted average shares outstanding	24,325	20,300	21,914	20,299
See accompanying notes to financial statements.

A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	October 3,	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(25,366)	$(13,570)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,080	11,808
Stock based compensation expense	1,392	1,365
Loss on impairment of fixed assets	—	1,850
Provision for deferred income taxes, net	—	774
Changes in assets and liabilities:
Inventories	(28,786)	(15,627)
Prepaid expenses, taxes and other current assets	7,050	12,965
Accounts payable	4,913	(6,434)
Accrued payroll, payroll taxes and accrued expenses	(5,568)	(4,383)
Accrued lease liability	(1,065)	(63)
Income taxes payable	—	(1,909)
Other	204	(452)

Net cash (used in) operating activities	(35,147)	(13,676)

Cash flows from investing activities:
Capital expenditures	(7,746)	(12,840)

Net cash (used in) investing activities	(7,746)	(12,840)

Cash flows from financing activities:
Issuance of common stock	9,853	5
Borrowing under line of credit	19,000	10,000
Repayment of long-term debt	(29,071)	(1,928)

Net cash provided by (used in) financing activities	(218)	8,077

Net decrease in cash and cash equivalents	(43,111)	(18,439)

Cash and cash equivalents at beginning of period	74,437	65,195

Cash and cash equivalents at end of period	$31,326	$46,756

See accompanying notes to financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Basis of Presentation
The consolidated financial statements included herein include the accounts of A.C. Moore Arts & Crafts, Inc. and its wholly owned subsidiaries. The Company is a specialty retailer of arts, crafts and floral merchandise for a wide range of customers. As of October 3, 2009, the Company operated a chain of 133 stores. The stores are located in the Eastern United States from Maine to Florida. The Company also serves customers nationally via its e-commerce site, www.acmoore.com.
The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period and related disclosures. Significant estimates made as of and for the three and nine month periods ended October 3, 2009 and September 30, 2008 include provisions for shrinkage, capitalized buying, warehousing and distribution costs related to inventory, and reserves for obsolete and slow moving merchandise inventories. Actual results could differ materially from those estimates.
These financial statements have been prepared by management without audit and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended January 3, 2009 (“Fiscal 2008”). The current fiscal year will end on January 2, 2010 (“Fiscal 2009”). Due to the seasonality of the Company’s business, the results for the interim periods are not necessarily indicative of the results for the year. The Company has included its balance sheet as of September 30, 2008 to assist in viewing the Company on a full-year basis. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair statement of the interim financial statements. In the opinion of management, all such adjustments are of a normal and recurring nature.
We have evaluated subsequent events through November 6, 2009, which represents the date the consolidated financial statements were issued.
(2) New Accounting Pronouncements
In June 2008, the Financial Accounting Standards Board (“FASB”) issued a staff position stating that share-based payment awards that entitle their holders to receive dividends before vesting should be included in the calculation of earnings per share. This pronouncement was effective with the first quarter of Fiscal 2009 and required that all prior period earnings per share data presented be adjusted to conform to these provisions. However, because the company incurred net losses for the prior periods presented, the adoption of the pronouncement had no effect on our earnings per share.
On January 4, 2009, we adopted the fair value measurement requirements for non-recurring nonfinancial assets and liabilities that had previously been deferred for one year. We did not have any nonfinancial assets or liabilities that required remeasurement upon adoption or during the nine months ended October 3, 2009; therefore, there was no impact on our financial statements in the first nine months of 2009.
In June 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”), which changes the referencing of financial standards. The Codification is now the single source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with U.S. GAAP. All other literature is considered non-authoritative. The Codification does not change U.S. GAAP. This guidance was effective for us as of October 3, 2009. The adoption did not have a material impact on our financial statements.

No other new accounting pronouncements issued or effective during Fiscal 2009 has had or is expected to have a material impact on the Consolidated Financial Statements.
(3) Fair Value Measurements
The FASB requires disclosure of the fair value of certain assets and liabilities including information about how that fair value was determined. The determination of fair value has been grouped into three broad categories referred to as levels 1, 2 and 3. The fair market value of level 1 can be determined from quoted prices for identical assets on an active market, level 2 from quoted prices for similar assets on active markets and for level 3 from assumptions that management makes based on the best available information.
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of October 3, 2009, January 3, 2009 and September 30, 2008:

		Fair Value Measurements Using
		Quoted Prices for	Quoted Prices for	Best Available
	Total Carrying	Identical Assets	Similar Assets	Information
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)

As of October 3, 2009
Cash Equivalents	$31,899	$31,899	$—	$—

As of January 3, 2009
Cash Equivalents	$79,400	$79,400	$—	$—
Interest Rate Swaps (1)	(2,400)	—	(2,400)	—

As of September 30, 2008
Cash Equivalents	$42,725	$42,725	$—	$—
Interest Rate Swaps (2)	(922)	—	(922)	—

(1)	Included in Accrued expenses in our Consolidated Balance Sheets.

(2)	Included in Deferred taxes and other liabilities in our Consolidated Balance Sheets.
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

(4) Inventories
Effective January 1, 2008, the Company changed its method of accounting for store inventories from the retail inventory method to lower of cost or market, with cost determined using a weighted average method. As a result of this change, the Company reduced the value of its beginning inventory by $2.0 million and recorded a corresponding adjustment, net of tax of $0.8 million, as a reduction to retained earnings. The Company believes weighted average cost is a preferable method as it results in an inventory valuation which more closely reflects the acquisition cost of inventory and provides for a better matching of cost of sales with the related sales. The Company’s warehouse inventory has historically been valued using weighted average cost.
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
(5) Impairment of Long-lived Assets
At October 3, 2009, $37.5 million of the Company’s long-lived assets, net of depreciation, were associated with operating stores. The net book value of these assets are reviewed when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. When evaluating operating stores for impairment, the asset group is at an individual store level since that is the lowest level for which cash flows are identifiable.
During the first nine months of 2009, there was a substantial decline in the cash flow generated by our operating stores. This decline was primarily the result of a substantial decrease in demand for our products and reductions in gross margin attributable to increased promotional and clearance activities and a shift in product mix. While we anticipated a decline in cash flows in the forecasts used in our fourth quarter 2008 impairment test, we fell behind these forecasts in the third quarter of 2009. While we do not believe this is indicative of the need to adjust our long term cash flow projections, a continued decrease in demand for our products could have an adverse effect on the projected store profitability which may result in the need for asset impairments in the future.

(6) Shareholders’ Equity
During the nine months ended October 3, 2009, shareholders’ equity changed as follows:

				Accumulated
				Other
	Number	Common	Retained	Comprehensive
(In thousands, except share data)	of Shares	Stock	Earnings	(Loss)	Total
Balance, January 3, 2009	20,467,151	$124,909	$49,391	$—	$174,300
Net loss	—	—	(25,366)	—	(25,366)

Total comprehensive loss					$(25,366)
Stock-based compensation expense	—	1,392	—	—	1,392
Restricted shares — net	252,803
Issuance of Common Stock	4,000,000	9,853	—	—	9,853

Balance, October 3, 2009	24,719,954	$136,154	$24,025	$—	$160,179

On May 27, 2009, the Company completed a $10.0 million private placement pursuant to which it issued 4.0 million shares of the Company’s common stock priced at $2.50 per share. The Company intends to use the proceeds for general working capital purposes.
(7) Financing Agreement
At the end of Fiscal 2008, the Company had a loan agreement with Wachovia Bank N.A. (“Wachovia Loan Agreement”) which consisted of two mortgages and a line of credit. The mortgages were collateralized by the land, buildings and equipment at the Company’s distribution center and corporate offices. As of January 3, 2009, there was $19.1 million outstanding under these mortgages which carried fixed monthly payments of $0.2 million. The line of credit was for $30.0 million and was due to expire on May 30, 2009. At January 3, 2009 there was $10.0 million borrowed under the line of credit in addition to $6.9 million of outstanding stand-by letters of credit. In November 2006, the Company entered into an interest rate swap agreement on the mortgages whereby we paid a fixed rate of between 5.72 percent and 5.77 percent and received a variable rate equal to LIBOR plus 0.65 percent.
On January 15, 2009, the Company terminated the Wachovia Loan Agreement and interest rate swap and entered into a new credit agreement with Wells Fargo Retail Finance, LLC (“WFRF Loan Agreement”).
Upon closing of the WFRF Loan Agreement, the Company borrowed $19.0 million under the line of credit and, combined with $13.2 million of its own funds, repaid all outstanding obligations under the Wachovia Loan Agreement, including $18.9 million of principal and interest to satisfy the mortgages, $10.0 million to repay an advance under the line of credit and $2.8 million to terminate the interest rate swap. Borrowings under this agreement are for revolving periods of up to three months. In addition, $6.9 million in stand-by letters of credit were issued at closing. As of October 3, 2009, there were $6.4 million in stand-by letters of credit and $0.9 million in trade letters of credit outstanding. As of October 3, 2009, the Company had availability under the line of credit of $33.7 million. Subject to availability, there is no debt service requirement during the term of this agreement.
The WFRF Loan Agreement, which expires on January 15, 2012, is an asset-based senior secured revolving credit facility in an aggregate principal amount of up to $60.0 million. Interest is calculated at either LIBOR or Wells Fargo’s base rate plus between 1.75 and 2.50 percent, which is dependent upon the level of excess availability as defined in this agreement. In addition, the Company will pay an annual fee of between 0.25 and 0.50 percent on the amount of unused availability, which is also dependent on the level of excess availability. At closing, the Company paid or incurred approximately $0.7 million in deferred financing costs which will be amortized over the term of this agreement.
The WFRF Loan Agreement contains customary terms and conditions which, among other things, restrict the Company’s ability to incur additional indebtedness or guaranty obligations, create liens or other encumbrances, pay dividends, redeem or issue certain equity securities or change the nature of the business. In addition, there are limitations on the type of investments, acquisitions, or dispositions the Company can make. As defined in this agreement, the Company is also required to maintain greater than $90.0 million in book value of inventory and have excess availability of more than 10 percent of the borrowing base or $6.0 million, whichever is less.

The WFRF Loan Agreement defines various events of default which include, without limitation, a material adverse effect (as defined in the agreement), failure to pay amounts when due, cross-default provisions, material liens or judgments, insolvency, bankruptcy or a change of control. Upon the occurrence of an event of default, the lender may take actions that include increasing the interest rate on outstanding obligations, discontinuing making advances and accelerating the Company’s obligations.
When the interest rate swap was terminated on January 15, 2009, the Company paid Wachovia the then fair market value of ($2.8) million. Of this loss, $2.4 million had previously been recognized as a component of interest expense in the Consolidated Statements of Operations. During the fourth quarter of Fiscal 2008 when the Company decided to terminate the swap, it no longer qualified for hedge accounting treatment, and as such, losses on the swap that were previously deferred in accumulated other comprehensive income (“AOCI”) were reclassified to earnings during the fourth quarter of Fiscal 2008. The $0.4 million change in fair value between January 3, 2009 and January 15, was recorded as interest expense in the first quarter of Fiscal 2009 Consolidated Statements of Operations.
(8) Income Taxes
The Company uses the asset and liability method of accounting for income taxes. The Company does business in various jurisdictions that impose income taxes. Management determines the aggregate amount of income tax expense to accrue and the amount currently payable based upon the tax statutes of each jurisdiction. This process involves adjusting income determined using generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred taxes are reflected on the Company’s balance sheet for temporary differences that will reverse in subsequent years. Tax effects of changes in tax laws or rates are recognized in the period in which the law is enacted. Valuation allowances are recorded to reduce the carrying amount of deferred tax assets, when it is more likely than not that such assets will not be realized. In the third quarter of Fiscal 2008, the Company determined that it was necessary to record a full valuation allowance against its net deferred tax assets due to, among other factors, the Company’s cumulative three-year loss position. As a result, in the third quarter of Fiscal 2008, the Company recorded a valuation allowance of $4.8 million. As of October 3, 2009, the valuation allowance was $23.2 million. The realization of deferred tax assets depends on the Company’s ability to generate future income and the weight of the available evidence, including cumulative losses in prior years. Management will continue to monitor and update its assessment at each reporting date.
The Company continues to experience operating losses and record valuation allowances against the tax benefit associated with these losses. Considering these valuation allowances and discrete tax items, we do not expect to incur significant income tax expense or benefit in the current fiscal year.

(9) Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended		Nine Months Ended
	October 3,	September 30,	October 3,	September 30,
(In thousands, except per share data)	2009	2008	2009	2008

Net loss	$(12,909)	$(7,539)	$(25,366)	$(13,571)

Weighted average shares:
Basic	24,325	20,300	21,914	20,299
Incremental shares from assumed exercise of stock options and stock appreciation rights	—	—	—	—

Diluted	24,325	20,300	21,914	20,299

Basic net loss per share	$(0.53)	$(0.37)	$(1.16)	$(0.67)

Diluted net loss per share	$(0.53)	$(0.37)	$(1.16)	$(0.67)

Stock options and stock appreciation rights excluded from calculation because exercise price was greater than average market price	1,271	1,070	1,298	1,017

Potentially dilutive shares excluded from the calculation as the result would be anti-dilutive	806	448	779	501

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
Cautionary Statement Relating to Forward-looking Statements
The following discussion contains statements that are forward-looking within the meaning of applicable federal securities laws and are based on our current expectations and assumptions as of this date. These statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated. Factors that could cause actual results to differ from those anticipated include, but are not limited to, the failure to consummate our identified strategic objectives, the effect of economic conditions and fuel prices, our ability to implement our business and operating initiatives to improve sales and profitability, our ability to comply with the terms of our credit facility, our ability to comply with The NASDAQ Stock Market (“NASDAQ”) listing requirements, changes in the labor market and our ability to hire and retain associates and members of senior management, the impact of existing or future government regulation, our ability to increase the number of stores we operate and the profitability of existing stores, how well we manage our growth, execution and results of our real estate strategy, competitive pressures, customer demand and trends in the arts and crafts industry, inventory risks, the impact of unfavorable weather conditions, disruption in our operations or supply chain, changes in our relationships with suppliers, difficulties with respect to new system technologies, difficulties in implementing measures to reduce costs and expenses and improve margins, supply constraints or difficulties, the effectiveness of and changes to advertising strategies and other risks detailed in the Company’s Securities and Exchange Commission (“SEC”) filings. We undertake no obligation to update or revise any forward-looking statement whether as the result of new developments or otherwise.
For additional information concerning factors that could cause actual results to differ materially from the information contained herein, reference is made to the information under Part II, “Item 1A. Risk Factors” as set forth below and in our Annual Report on Form 10-K for the year ended January 3, 2009 as filed with the SEC.

Overview
General
We are a specialty retailer of arts, crafts and floral merchandise for a wide range of customers. Our first store opened in Moorestown, New Jersey in 1985. As of October 3, 2009, we operated 133 stores in the Eastern United States from Maine to Florida. Our stores typically range from 20,000 to 25,000 square feet. We also serve customers nationally through our e-commerce site, www.acmoore.com.
Due to the importance of our peak selling season, which includes the Fall and Winter holiday seasons, the fourth quarter has historically contributed, and is expected to continue to contribute, a significant portion of our operating results for the entire year. As a result, any factors negatively affecting us during the fourth quarter of any year, including adverse weather and unfavorable economic conditions, would have a material adverse effect on our results of operations for the entire year.
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
For the three months ended October 3, 2009, comparable store sales decreased by 7.7 percent, while gross margin as a percent of sales declined by 4.8 percentage points compared to the third quarter of last year. The decline in comparable store sales was primarily due to softness in the macroeconomic and retail environment combined with weakness in our scrapbooking, seasonal and ready made frame categories. The decrease in gross margin was attributable to an increase in promotional and clearance activity and a shift in product mix during the quarter combined with a deleveraging of distribution and buying expenses against a decline in sales.
At October 3, 2009, $37.5 million of the Company’s long-lived assets, net of depreciation, were associated with operating stores. The net book value of these assets are reviewed when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. When evaluating operating stores for impairment, our asset group is at an individual store level since that is the lowest level for which cash flows are identifiable.
During the first nine months of 2009, there was a substantial decline in the cash flow generated from our operating stores. This decline is primarily the result of a substantial decrease in the demand for our products and reductions in gross margin. While we anticipated a decline in cash flows in the forecasts used in our fourth quarter 2008 impairment test, we fell behind these forecasts during the third quarter of Fiscal 2009. While we do not believe this is indicative of the need to adjust our long term cash flow projections, a continued decrease in demand for our products could have an adverse effect on the projected store profitability which may result in the need for asset impairments in the future.

Business and Operating Strategy
Beginning in Fiscal 2008, the Company developed a substantial transition plan as our management team focused on reviewing and adjusting various aspects of our business and operations to position us for improved performance. Management’s primary business and operating initiatives are discussed below.
Increase Sales. We continue to strive toward increasing sales through better execution in customer service, an enhanced merchandise assortment, improved in-stock position and creative promotional strategies.
•	Customer service. We continue our consumer research initiatives designed to better understand our customers’ expectations and purchasing motivation, with the goal of developing stronger relationships with our customers. We have successfully implemented our formal customer service program which involves in-depth training of our store associates and store management teams.
•	Enhanced merchandise assortment. We continually seek to identify new and enhanced product lines and merchandise assortments that differentiate us from our competitors. We regularly review product adjacencies in order to improve our average sales ticket per customer and enhance the overall shopping experience.
•	Improved in-stock position. Maintaining a high in-stock position is critical to driving sales, as providing the components for a particular craft project is essential to meeting customer demand. Our perpetual inventory system implemented in January 2008 has allowed us to achieve better in-stock positions by providing information about quantities available at the store level. During the first half of 2009, we began aggressively converting our staple stock keeping units (“SKUs”) to our new automated replenishment system. By mid-September, slightly ahead of schedule, all 2009 implementation objectives had been achieved. Early indicators suggest marked improvements in our in-stock positions for the products converted to automated replenishment. In 2010, we may choose to put additional categories onto automated replenishment. During the second quarter of Fiscal 2009, we began a pilot of an advanced forecasting service. This forecasting service establishes appropriate inventory levels at the SKU and store level. We have chosen to implement this new forecasting tool and expect to have it fully implemented in the first quarter of 2010.
•	Promotional strategies. We are testing new advertising and marketing vehicles and continue to employ category management discipline focused around the best assortment and optimization of our price points. We have enhanced our processes which has enabled us to identify and feature the right items in our print advertising. We have also increased our direct marketing initiatives and other retention programs which we believe will contribute to incremental sales, increased customer traffic and margin enhancement. In Fiscal 2009, we have primarily utilized newspaper advertising to drive sales and traffic. We continue to utilize the services of a strategic media partner to assist us in our overall pre-print circulation strategy. In addition, we will be testing other vehicles during the balance of 2009 to further enhance the productivity of our advertising spend, along with our focus on driving profitable sales and traffic.
•	A.C. Moore Rewards program. During the second quarter of Fiscal 2009, we successfully launched our A.C. Moore Rewards program across all of our stores. For the first time, we will have a much better understanding of who our customers are, what they purchase and how often they visit our stores. We believe that this investment will support our strategic initiatives to further differentiate ourselves from our competition while providing our customers with more compelling reasons to shop in our stores.

Improve Store Profitability. We continue to strive to improve our store profitability. During 2009, we continued to focus on improving store profitability using the following tactics:
•	Real estate portfolio strategy. Management continually reviews opportunities for stores in new markets and for relocations of existing stores where strategically prudent and economically viable. When entering new markets which we deem to be multi-store markets, we endeavor to do so with sufficient store density to leverage advertising and supply chain replenishment expenses and in order to be competitive in the early stage of market penetration. Existing stores are reviewed on a periodic basis to identify underperforming locations for potential remodeling, relocation or closure.
•	Monthly Business Review/Under-performing Stores. Management has implemented a process of detailed review of the profit performance of every store. Each month, our Regional Directors and District Managers are required to present action plans intended to improve our under-performing stores.
•	Centrally directed operations and our new store prototype. We believe that increasing the level of standardization in operations and centrally directed management practices will improve our operating efficiencies. This initiative includes standardizing the presentation in our stores, reengineering our store processes and implementing and refining our new store prototype, which we refer to as our “Nevada” model. As of October 3, 2009, we operated 20 Nevada class stores. We believe the Nevada model will help us achieve efficiencies through increased ease of operation and reduced labor costs. We will continue to review the performance of Nevada class stores and refine the store design as needed.
Increase Gross Margin. We are focused on maintaining and increasing gross margin through implementation of category management of our merchandise and improving supply chain optimization. However, continued softness in the macroeconomic and retail environment caused us to be more promotional than we expected, which had a negative impact on margin.
•	Category management. During Fiscal 2008, we completed the implementation of both category management structure and process. The category management process leverages merchandise assortment planning tools, the use of a merchandising planning calendar, and an open-to-buy process focused on sales and inventory productivity. We are committed to reducing our exposure in seasonal goods by controlling buys and utilizing new planning processes which will in turn reduce our markdown liability.
•	Supply chain optimization. During the third quarter of Fiscal 2009, in addition to our ongoing supply chain initiatives, including improving our in-stock positions, optimizing inventory levels, increasing merchandise turns and improving distribution efficiencies, we continued to focus on two key projects: automated replenishment and advance shipment notification (“ASN”) supported cross docking. We began implementation of automated replenishment in the fall of 2008 with a group of pilot stores and have successfully achieved all of our 2009 implementation objectives. Initial results, especially in-stock metrics, are promising. In 2010, we may choose to put additional categories onto automated replenishment. Our second key project is ASN supported cross docking. This program will allow our vendors to ship orders, which were previously shipped to stores, directly to our warehouse. Once at our warehouse, these orders will be received, combined with orders picked from our warehouse stock and shipped to the stores on the same trailers. We believe this project will minimize vendor direct-to-store shipments, reduce freight costs, and enable us to leverage our current distribution center to handle the vast majority of all products sold in our stores, allowing store associates to spend more time serving our customers. This project requires modifications to our existing warehouse management system and reconfiguring our distribution center to facilitate a more streamlined, flow through design. The distribution center modifications are complete. We anticipate the system capabilities to be in place in the fourth quarter of this year and we will begin converting direct to store vendors to cross dock at that time. Full completion is expected during the third quarter of 2010.

Improve Information Technology. Our commitment to enhancing our information technology to increase operating efficiencies, improve merchandise selection and better serve our customers continued in the third quarter of Fiscal 2009. Our phased roll out of automated replenishment was completed in September. Initial in-stock results are promising. We completed a pilot of an advanced forecasting tool that will allow us to further refine our order points for auto-replenished goods. This forecasting model places its focus on maximizing inventory productivity by optimizing order points by SKU and store. Lastly, we rolled out a new fixture planning tool that will help us gain greater standardization and efficiencies around the merchandising of our store fixtures.
Results of Operations
The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales and the number of stores open at the end of each such period:

	Quarter Ended		Nine Months Ended
	October 3,	September 30,	October 3,	September 30,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.6	56.8	59.0	57.6

Gross margin	38.4	43.2	41.0	42.4
Selling, general and administrative expenses	50.1	45.8	48.3	45.1
Store pre-opening and closing expenses	0.2	1.1	0.3	0.9

Loss from operations	(12.0)	(3.7)	(7.6)	(3.5)
Interest expense (income), net	0.2	0.1	0.3	0.1

Loss before income taxes	(12.1)	(3.8)	(7.9)	(3.7)
Provision for income taxes	0.0	2.7	0.0	0.0

Net loss	(12.2)%	(6.5)%	(7.9)%	(3.7)%

Number of stores open at end of period	133	135
Quarter Ended October 3, 2009 Compared to Quarter Ended September 30, 2008
Net Sales. Net sales decreased $10.6 million, or 9.1 percent, to $106.1 million in the three months ended October 3, 2009 from $116.7 million during the three months ended September 30, 2008. This decrease is comprised of (i) a comparable store sales decrease of $8.7 million, or 7.7 percent, (ii) a net increase of $1.0 million from stores not included in the comparable store base and e-commerce sales, and (iii) net sales of $2.9 million from stores closed since September 30, 2008. The decline in comparable store sales was primarily due to softness in the macroeconomic and retail environment combined with weakness in our scrapbooking, seasonal and ready made frame categories.
Comparable store sales increase/(decrease) represents the increase/(decrease) in net sales for stores open during the same period of the previous year. Stores are added to the comparable store base at the beginning of the fourteenth full month of operation. Comparable stores that are relocated or remodeled remain in the comparable store base. Stores that close are removed from the comparable store base as of the beginning of the month of closure.

Merchandise categories that performed below the Company average on a comparable store basis included seasonal, scrapbooking and ready made frames. Categories that performed better than the Company average included cake and candy making and kid’s activities.
Gross Margin. Gross margin is net sales minus the cost of merchandise, purchasing and receiving costs, inbound freight, duties related to import purchases, internal transfer costs and warehousing costs. Gross margin as a percent of net sales was 38.4 percent for the three months ended October 3, 2009, and 43.2 percent for the three months ended September 30, 2008. The decrease in gross margin is attributable to an increase in promotional and clearance activity and a shift in product mix during the quarter combined with a deleveraging of distribution and buying expenses against a decline in sales.
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
Selling, general and administrative expenses were $53.2 million in the third quarter of Fiscal 2009, a reduction of $0.2 million compared to the $53.4 million in the third quarter of Fiscal 2008. This decrease was primarily attributable to reductions in store payroll, partially offset by increased advertising expenses. As a percent of sales, selling, general and administrative expenses increased 4.3 percentage points to 50.1 percent from 45.8 percent. This increase was the result of the deleveraging of expenses against a decline in store sales.
Store Pre-Opening and Closing Expenses. Store pre-opening costs are expensed as incurred and include the direct incremental costs to prepare a store for opening, including labor and travel, rent and occupancy costs from the date we take possession of the property. Store closing costs include severance, inventory liquidation costs, asset related charges, lease termination payments and the net present value of future rent obligations less estimated sub-lease income. Store pre-opening and closing expenses of $0.3 million are comprised of costs related to the two new stores that will open and the one store that will relocate in the fourth quarter of Fiscal 2009 and ongoing costs from stores previously closed. In the third quarter of Fiscal 2008, we incurred store pre-opening expenses of $0.3 million for the one store opened in the third quarter of 2008 and the one store that opened later in 2008. Store closing costs for the third quarter of 2008 were $1.0 million which included $0.5 million in fixed asset write-offs, $0.2 million in inventory liquidation costs and $0.2 million in payroll related costs.
Interest Income and Expense. We had net interest expense of $0.2 million for both the third quarter of Fiscal 2009 and Fiscal 2008. The interest rates we pay on our outstanding debt as well and the interest rates we receive on our investments have both declined since the comparable period last year.
Income Taxes. Based upon its historical and continuing operating losses, the Company continues to record 100 percent valuation allowances against its net deferred tax assets. Considering these valuation allowances and discrete tax items, we do not expect to incur significant income tax expense or benefit in the current fiscal year. In the third quarter of Fiscal 2008, the Company recorded income tax expense of $3.1 million. This included a tax benefit of $1.6 million on the third quarter loss of $4.4 million offset by a $4.8 million valuation allowance recorded against the Company’s net deferred tax asset.

Nine Months Ended October 3, 2009 Compared to Nine Months Ended September 30, 2008
Net Sales. Net sales decreased $50.5 million, or 13.7 percent, to $319.2 million in the nine months ended October 3, 2009 from $369.6 million in the comparable 2008 period. This decrease is comprised of (i) a comparable store sales decrease of $41.2 million, or 11.7 percent, (ii) an increase in net sales of $5.1 million from stores not included in the comparable store base and e-commerce sales, and (iii) net sales of $14.4 million from stores closed since the comparable period last year. The decline in comparable store sales was primarily due to softness in the macroeconomic and retail environment, combined with weakness in our seasonal, ready made frame and scrapbooking categories. Categories that performed better than the Company average included cake and candy making and kid’s activities.
Gross Margin. Gross margin is net sales minus the cost of merchandise, purchasing and receiving costs, inbound freight, duties related to import purchases, internal transfer costs and warehousing costs. Gross margin as a percent of net sales was 41.0 percent for the nine months ended August 3, 2009, and 42.4 percent for the nine months ended September 30, 2008. The decrease in gross margin is attributable to an increase in promotional and clearance activity combined with a deleveraging of distribution and buying expenses against a decline in sales.
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
Selling, general and administrative expenses were $154.2 million in the first three quarters of Fiscal 2009, a reduction of $12.5 million compared to the $166.7 million in the first three quarters of Fiscal 2008. This decrease was primarily attributable to reductions in store payroll as well as a reduction in store occupancy costs from operating fewer stores in the first nine months of 2009 compared to the same period last year. In addition, last year’s selling, general and administrative expenses included $1.8 million of asset impairment expenses compared to no impairment expenses in the comparable period this year. As a percent of sales, selling, general and administrative expenses increased 3.2 percentage points to 48.3 percent from 45.1 percent. This increase was the result of the deleveraging of expenses against a decline in store sales.
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
In the first nine months of 2009, store pre-opening and closing expense totaled $0.9 million for the one store we opened, the one store we relocated, the two new stores which are scheduled to open and the one store scheduled to relocate in the fourth quarter of 2009 and ongoing costs for stores previously closed. In the first three quarters of 2008, we incurred store pre-opening expenses for the eight stores opened during the first nine months of 2008 and the store that opened later in 2008 totaling $1.5 million. Store closing costs for the first nine months of 2008 were $1.7 million, which included $0.5 million of fixed asset write-offs, $0.2 million of inventory liquidation costs, $0.2 million in payroll related expenses and a $0.4 million reduction in estimated sub-lease income for a store that closed in 2006.
Interest Income and Expense. In the first nine months of 2009, the Company had net interest expense of $0.9 million, compared with the first nine months of 2008 when the Company had net interest expense of $0.5 million. This increase is primarily attributable to the $0.4 million of interest expense related to the interest rate swap termination which occurred in the first quarter of this year.
Income Taxes. Based upon its historical and continuing operating losses, the Company continues to record 100 percent valuation allowances against its net deferred tax assets. Considering these valuation allowances and discrete tax items, we do not expect to incur significant income tax expense or benefit in the current fiscal year. For the first nine months of Fiscal 2008, we recorded income tax expense of $8,000. This included a tax benefit of $5.2 million on our nine month pretax loss of $13.6 million offset by a $4.8 million valuation allowance and $0.5 million of tax expense related to the settlement of state income tax audits.

Liquidity and Capital Resources
The Company’s cash is used primarily for working capital to support our inventory requirements and fixtures and equipment, pre-opening expenses and beginning inventory for new stores. In recent years, we have financed our operations and new store openings primarily with cash from operations.
At October 3, 2009 and January 3, 2009, our working capital was $89.6 million and $102.1 million, respectively. Cash used in operations was $35.1 million for the nine months ended October 3, 2009. This was principally the result of a net loss of $25.4 million and a $23.9 million seasonal increase in the net investment in inventory (increase in inventory net of change in accounts payable), which was partially offset by $12.1 million in depreciation expense. For the nine months ended September 30, 2008, cash used in operations was $13.7 million which was primarily the result of a $22.1 million increase in the net investment in seasonal inventory and new store inventory partially offset by a $7.0 million refund of federal income taxes which is included in the $13.0 million reduction of prepaid expenses and other current assets.
Net cash used in investing activities during the nine months ended October 3, 2009 was $7.7 million, all of which related to capital expenditures. In Fiscal 2009, we expect to spend approximately $10.0 million on capital expenditures, which includes $5.0 million for new, remodeled and relocated stores, and the remainder used for information technology and store maintenance capital. For the nine months ended September 30, 2008, we invested $12.8 million, all of which related to capital expenditures.
On May 27, 2009, the Company completed a $10.0 million private placement pursuant to which it issued 4.0 million shares of the Company’s common stock priced at $2.50 per share. The Company intends to use the proceeds for general working capital purposes.
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
On January 15, 2009, the Company terminated the Wachovia Loan Agreement and interest rate swap and entered into a new credit agreement with Wells Fargo Retail Finance, LLC (“WFRF Loan Agreement”). Upon closing of the WFRF Loan Agreement, the Company borrowed $19.0 million under the line of credit and, combined with $13.2 million of its own funds, repaid all outstanding obligations under the Wachovia Loan Agreement, including $18.9 million of principal and interest to satisfy the mortgages, $10.0 million to repay an advance under the line of credit and $2.8 million to terminate the interest rate swap. Borrowings under this agreement are for revolving periods of up to three months. In addition, $6.9 million in stand-by letters of credit were issued at closing. As of the end of the third quarter of Fiscal 2009 there were $6.4 million in stand-by letters of credit and $0.9 million in trade letters of credit outstanding. As of October 3, 2009, the Company had availability under the line of credit of $33.7 million. Subject to availability, there is no debt service requirement during the term of this agreement.

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
The agreement defines various events of default which include, without limitation, a material adverse effect (as defined in the agreement), failure to pay amounts when due, cross-default provisions, material liens or judgments, insolvency, bankruptcy or a change of control. Upon the occurrence of an event of default, the lender may take actions that include increasing the interest rate on outstanding obligations, discontinuing advances and accelerating the Company’s obligations.
When the interest rate swap was terminated on January 15, 2009, the Company paid Wachovia the then fair market value of ($2.8) million. Of this loss, $2.4 million had previously been recognized as a component of interest expense in the Consolidated Statements of Operations. During the fourth quarter of Fiscal 2008 when the Company decided to terminate the swap, it no longer qualified for hedge accounting treatment and as such, losses on the swap that were previously deferred in accumulated other comprehensive income (“AOCI”) were reclassified to earnings during the fourth quarter of Fiscal 2008. The $0.4 million change in fair value between January 3, 2009 and January 15, 2009 is recorded as interest expense in the Quarter Ended April 4, 2009 Consolidated Statements of Operations.
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
We invest cash balances in excess of operating requirements primarily in money market mutual funds. The fair value of our cash and equivalents at October 3, 2009 equaled carrying value. A hypothetical decrease in interest rates of 10 percent compared to the rates in effect at October 3, 2009 would reduce our interest income by approximately $10,000 annually.

As of October 3, 2009, we had $19.0 million outstanding under our line of credit. The interest rate on our line of credit fluctuates with market rates and therefore the fair value of this financial instrument will not be impacted by a change in interest rates. A 10 percent increase in interest rates would increase our interest expense by approximately $45,000 annually.

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
We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of October 3, 2009. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of October 3, 2009, our disclosure controls and procedures, as defined in Rule 13a-15(e), were effective to ensure that (i) information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Our management carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Based on this evaluation, our management determined that no change in internal control over financial reporting occurred during the quarter ended October 3, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 3, 2009 (the “Fiscal 2008 Form 10-K”) which could materially affect our business, financial condition or future results. The risks described in our Fiscal 2008 Form 10-K, as updated in Part II, “Item 1A. Risk Factors” in our quarterly report on Form 10-Q for the quarterly period ended July 4, 2009, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Other than as updated in our Form 10-Q for the quarterly period ended July 4, 2009, there have been no material changes to our risk factors from those disclosed in our Fiscal 2008 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not Applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not Applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
We held our Annual Meeting of Shareholders on August 20, 2009. At the meeting, shareholders voted on the following:
1.	To elect two Class A directors to hold office for a term of three years and until each of their respective successors is duly elected and qualified; and
2.	To ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending January 2, 2010;
3.	To approve an amendment to the Company’s 2007 Stock Incentive Plan to increase the number of authorized shares.
The results of the voting were as follows:

	For	Against	Abstain	Broker Non-Vote

Joseph F. Coradino	21,712,792	n/a	755,943	n/a

Thomas S. Rittenhouse	22,058,155	n/a	410,580	n/a

Ratification of PricewaterhouseCoopers LLP	22,160,103	306,268	2,364	0

Amend 2007 Stock Incentive Plan	17,207,926	1,680,606	7,768	3,572,435
The term of office for each of the following directors continued after the meeting: Michael J. Joyce, Rick A. Lepley, Neil A. McLachlan and Lori J. Schafer.

ITEM 5.	OTHER INFORMATION
On August 20, 2009, at the Annual Meeting of Shareholders, the Company’s shareholders approved an amendment to the A.C. Moore Arts & Crafts, Inc. 2007 Stock Incentive Plan (the “Stock Incentive Plan”). A description of the Stock Incentive Plan, as amended, is incorporated herein by reference from pages 48-58 of the Company’s Proxy Statement in connection with the August 20, 2009 Annual Meeting of Shareholders. The 2007 Stock Incentive Plan is attached as Exhibit 10.6 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 8, 2007. The Amendment to the Stock Incentive Plan is attached as Appendix A to the Proxy Statement in connection with the August 20, 2009 Annual Meeting.

ITEM 6.	EXHIBITS

31.1	Certification pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A.C. MOORE ARTS & CRAFTS, INC.
Date: November 6, 2009	By:	/s/ Rick A. Lepley
Rick A. Lepley
President and Chief Executive Officer (duly authorized officer and principal executive officer)

Date: November 6, 2009	By:	/s/ David R. Stern
David R. Stern
Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.