Form 10-K
period 2010-01-02
A.C. Moore Arts & Crafts, Inc.
filed 2010-03-18
CIK 1042809

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2010
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of July 2, 2009, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $62,333,218 million based on $3.41, the closing price per share of the registrant’s common stock on such date, as reported on the NASDAQ Stock Market. (1)
The number of shares of the registrant’s common stock outstanding as of March 9, 2010 was 24,829,032.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the 2010 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K; provided, however, that the Audit Committee Report and any other information in the proxy statement that is not required to be included in this Annual Report on Form 10-K shall not be deemed to be incorporated herein by reference.

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
Certain oral statements made by our management from time to time and certain statements contained herein or in other reports filed by us with the Securities and Exchange Commission (“SEC”) or incorporated by reference herein or therein are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), with respect to our results of operations and our business. All such statements, other than statements of historical facts, including those regarding market trends, our financial position and results of operations, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward-looking words or phrases including, but not limited to, “intended,” “will,” “should,” “may,” “believes,” “expects,” “expected,” “anticipates” and “anticipated” or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on our current expectations. Although we believe that the expectations reflected in forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. These forward-looking statements represent our current judgment. We disclaim any intent or obligation to update our forward-looking statements. Because forward-looking statements involve risks and uncertainties, our actual results could differ materially. Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) include those that are discussed in this Annual Report on Form 10-K, particularly in “Item 1. Business,” “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this Cautionary Statement.
PART I

ITEM 1.	BUSINESS.
General
We are a specialty retailer of arts, crafts and floral merchandise for a wide range of customers. Our first store opened in Moorestown, New Jersey in 1985. As of January 2, 2010, we operated 135 stores in the Eastern United States. Our stores typically range from 20,000 to 25,000 square feet with an average of 22,700 square feet. In fiscal 2009, sales totaled $468.9 million. For stores open for the full calendar year, our average net sales per square foot was $155 and our average net sales per store was $3.5 million. We also serve customers nationally through our e-commerce site, www.acmoore.com.
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
Our assortment of merchandise consists of more than 60,000 stock-keeping units (“SKUs”), with approximately 40,000 SKUs offered at each store at any one time. As of January 2, 2010, we offered custom framing in 130 stores. In-store events and programs for children and adults provide hands-on arts and crafts experience and encourage the creativity of our customers.

We were organized as a Pennsylvania corporation in 1997 by exchanging 4,300,000 shares of our common stock for all of the capital stock of our operating subsidiary which was organized in 1984.
On December 19, 2008, our Board of Directors approved a change in the Company’s fiscal year end, moving it from December 31 to a 52 or 53 week fiscal year ending on the Saturday before or after December 31 of each year. The change was effective beginning with the Company’s 2008 fiscal year (“fiscal 2008”), which ended on Saturday, January 3, 2009. “Fiscal 2007” ended on December 31, 2007. Fiscal 2009 (“fiscal 2009”) refers to the period from January 4, 2009 through January 2, 2010. Fiscal 2010 (“fiscal 2010”) will end on January 1, 2011.
Industry Overview and Competition
In its Attitude & Usage Study for the twelve month period ending June 30, 2009, the Craft and Hobby Association (“CHA”) found that industry size was approximately $27.0 billion, a 9 percent decrease from the prior year. The CHA study reported that 56 percent of U.S. households, or approximately 63 million households, participated in crafts in the past year, with the average annual spending per crafting household totaling $432, down from $475 in for the twelve month period ending June 30, 2008. According to the CHA study, annual household spending on crafts and related items declined across all categories, with painting and finishing crafts experiencing the greatest declines. Despite the industry-wide decline, the CHA study reported that there are strong categories within the craft industry which are experiencing sales growth when compared to the prior year, with jewelry-making and crocheting experiencing the largest increases.
We believe our customers are primarily women aged 35 and older. The CHA study reports that the core craft customer, who represents 63 percent of the crafting population and 62 percent of the annual expenditure, considers themselves to be intermediate in terms of their crafting expertise and seeks quality and selection when choosing a store. The more experienced crafter, while only 16 percent of the crafting population, spends disproportionately more on their hobby with 23 percent of the annual expenditures. There is a continual influx of beginner crafters, who represent 22 percent of the crafting population and a 15 percent share of the annual expenditures.
The market in which we compete is highly fragmented, containing multi-store arts and crafts retailers, mass merchandisers, small local specialty retailers, mail order vendors, e-commerce craft retailers and a variety of other retailers. We believe we are one of four retailers in the United States which are dedicated to serving the arts and crafts market and have annual sales in excess of $100 million. We compete with many retailers and classify our principal competition within the following three categories:
•	Multi-store arts and crafts retailers. This category includes several multi-store arts and crafts chains operating more than 35 stores and comprises: Michaels Stores, Inc., a chain which operates approximately 1,000 Michaels stores throughout the United States and Canada; Jo-Ann Stores, Inc., which operates approximately 530 small-format stores and 228 large-format stores nationwide in addition to sales on its e-commerce site; and Hobby Lobby Stores, Inc., a chain which operates approximately 434 stores primarily in the Midwestern and Southeastern United States.
•	Mass merchandisers. This category includes Wal-Mart Stores, Inc., Target Corporation and other mass merchandisers. These retailers typically dedicate a relatively small portion of their selling space to a limited assortment of arts and crafts supplies and floral merchandise, as well as seasonal merchandise and home décor.
•	Small, local specialty retailers. This category includes thousands of local independent arts and crafts retailers. Typically, these are single store operations managed by the owner. The stores generally offer a limited selection and have limited resources for advertising, purchasing and distribution. Many of these stores have established a loyal customer base within a given community and compete based on customer service.

We believe that the principal competitive factors of our business are assortment, convenience, service and pricing. We believe that we are well-positioned to compete on each of these factors.
Business and Operating Strategy
Management’s primary business and operating initiatives are discussed below.
Increase sales. We continue to strive toward increasing sales through better execution in customer service, an enhanced merchandise assortment and improved in-stock position along with an integrated marketing/advertising program.
•	Customer insight and service. We continue our consumer research initiatives designed to better understand our customers’ expectations and purchasing motivation, with the goal of developing stronger relationships with our customers. We have successfully implemented our formal customer service program which involves in-depth training of our store associates and store management teams.
•	Enhanced merchandise assortment. We continually seek to identify new and unique product lines and merchandise assortments that differentiate us from our competitors. We regularly review our supplier base and product assortment to ensure that we are offering newness to our customers and enhancing the overall shopping experience.
•	Improved in-stock position. Maintaining a high in-stock position is critical to driving sales, as providing the components for a particular craft project is essential to meeting customer demand. Our perpetual inventory system implemented in January 2008 has allowed us to achieve better in-stock positions by providing information about quantities available at the store level. During the first half of 2009, we began aggressively converting our staple stock-keeping units (“SKUs”) to our new automated replenishment system. By mid-September, slightly ahead of schedule, all 2009 implementation objectives had been achieved. Early indicators suggest marked improvements in our in-stock positions for the products converted to automated replenishment. In 2010, we may choose to put additional categories onto automated replenishment. During the second quarter of 2009, we began implementation of an advanced forecasting service. This forecasting service establishes appropriate inventory levels at the SKU and store level. We expect to have this forecasting tool fully implemented in the first quarter of 2010.
•	Integrated marketing/advertising program. We have enhanced our marketing and advertising mix which provides us with the ability to reach both current and prospective customers more efficiently. This also enables us to be more productive with promotional items, along with more options to introduce new items and programs.
•	Promotional strategies. We are testing new advertising and marketing vehicles and continue to employ category management discipline focused around the best assortment and optimization of our price points. We have enhanced our processes which has enabled us to identify and feature the right items in our print advertising. We have also increased our direct marketing initiatives and other retention programs which we believe will contribute to incremental sales, increased customer traffic and margin enhancement. In fiscal 2009, we primarily used newspaper advertising to drive sales and traffic. We continue to utilize the services of a strategic media partner to assist us in our overall pre-print circulation strategy. In addition, we will be testing other vehicles in 2010 to further enhance the productivity of the advertising spend, along with our focus on driving profitable sales and traffic.

•	A.C. Moore Rewards program. During the third quarter of fiscal 2008, we tested our A.C. Moore Rewards program in a select group of pilot stores. In July 2009, we launched this program throughout the chain. For the first time, we now have access to business intelligence related to who our customers are, what they purchase, and how often they visit our stores. We believe this initiative will support our strategic efforts at differentiating ourselves from our competition while providing our customers with more reasons to shop in our stores.
Improve store profitability. We continue to strive to improve our store profitability. During 2009, we continued to focus on improving store profitability using the following tactics:
•	Real estate portfolio strategy. Management continually reviews opportunities for stores in new markets and for relocations of existing stores where strategically prudent and economically viable. However, with continued softness in the macroeconomic environment, we will proceed very cautiously with new store openings. Existing stores are reviewed on a periodic basis to identify underperforming locations for potential remodeling, relocation or closure. During 2009, we successfully completed several lease renegotiations lowering the cost of occupancy across a group of stores. This initiative will continue into 2010 and beyond.
•	Advertising spending. In fiscal 2009, we utilized the services of a newspaper placement agency to assist in the negotiation of our insertion rates. We continue to optimize our circulation based on zip code surveys and newspaper circulation updates. During fiscal 2009, we began supplementing our newspaper advertising program with a combination of in-store and targeted marketing programs.
•	Analytics/tools. During the fourth quarter of fiscal 2009, store operations developed several online tools for the field organization to utilize. These dashboards help field management to analyze sales by store and category, margin impact, inventory levels and completion of corporate directed tasks, along with many other metrics, in which the Company can optimize its results on a go forward basis and allow field input for any exceptions in these categories.
Increase gross margin. We are focused on increasing gross margin through implementation of a category management process where we regularly review our product mix, regular and promotional price optimization, and continual supply chain optimization.
•	Category management. The category management process leverages merchandise assortment planning tools, the use of a merchandise planning calendar and an open-to-buy process focused on sales and inventory productivity.
•	Price optimization. We believe we have significant opportunities to increase our gross margin by optimizing our regular shelf prices and employing new market basket tools to improve promotional sales. We will continue to offer competitive pricing but believe we can strategically improve our margins while continuing to grow sales and market share.
•	Supply chain optimization. In addition to our ongoing supply chain initiatives, including improving our in-stock positions, optimizing inventory levels, increasing merchandise turns and improving distribution efficiencies, in fiscal 2009 we continued to focus on two key projects: automated replenishment and advance shipment notification (“ASN”) supported cross-docking. We began implementation of automated replenishment in the fall of 2008 with a group of pilot stores and have successfully achieved all of our 2009 implementation objectives. Initial results, especially in-stock metrics, are promising. In 2010, we may choose to put additional categories onto automated replenishment. Our second key project is ASN supported cross docking. This program will allow our vendors to ship orders, which were previously shipped to stores, directly to our warehouse. Once at our warehouse these orders will be received, combined with orders picked from our warehouse stock and shipped to the stores on the same trailers. We believe this project will minimize vendor direct-to-store shipments, reduce freight costs, and enable us to leverage our current distribution center to handle the vast majority of all merchandise sold in our stores, allowing store associates to spend more time serving our customers. This project required modifications to our existing warehouse management system and reconfiguring our distribution center to facilitate a more streamlined, flow through design. The distribution center modifications are complete. We anticipate the system capabilities to be in place in the first quarter of fiscal 2010 and we will begin converting direct-to-store vendors to cross-dock at that time. Full completion is expected during the third quarter of 2010.

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
The following table includes a general list of merchandise categories, with the percentage of our total net sales for each of the last three fiscal years:

	Fiscal
	2009	2008	2007
Art and scrapbooking	27.7%	29.4%	28.9%
Traditional crafts	32.2	27.7	26.0
Floral and floral accessories	8.9	9.9	10.9
Fashion crafts	9.3	9.6	9.4
Home décor and frames	17.3	17.8	18.0
Seasonal items	4.6	5.6	6.8

Total	100.0%	100.0%	100.0%

A.C. Moore stores regularly feature seasonal merchandise that complements our merchandising strategy. We offer seasonal merchandise for several holiday periods, including Valentine’s Day, St. Patrick’s Day, Easter, Mother’s Day, Halloween, Thanksgiving and Christmas. The Christmas selling season is our largest in terms of sales and selling space in our stores.
For a discussion relating to the seasonality of our business, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quarterly Results and Seasonality.”
Purchasing
Our merchandising staff oversees all of our purchasing. Buyers regularly attend trade and consumer shows to monitor industry trends and to obtain new craft ideas. In fiscal 2009, we purchased inventory from more than 500 vendors worldwide. One of the key criteria for the selection of vendors is their responsiveness to our delivery requirements and timing needs. In fiscal 2009, using total cost value:
•	The largest 25 vendors accounted for approximately 59 percent of our purchases;
•	The largest domestic vendor, SBAR’S, Inc., a distributor of arts and crafts merchandise, accounted for approximately 18 percent of our purchases; and
•	Approximately nine percent of our purchases, primarily floral and seasonal items, were directly imported from foreign manufacturers or their agents, almost exclusively from China. All of our overseas purchases are denominated in U.S. dollars.

In fiscal 2009, using total retail dollar value, approximately 99 percent of our merchandise orders were placed through our electronic data interchange (“EDI”) system. Using total cost value, approximately 47 percent of our merchandise was shipped from vendors to our stores; the remaining 53 percent of our merchandise, approximately one-third of which are floral and seasonal items, was fulfilled from our distribution center. We expect the percent of merchandise fulfilled through our distribution center to increase in fiscal 2010 as we begin to implement our cross docking initiative.
Marketing
Our marketing efforts are focused on building awareness while simultaneously attempting to reach the arts and crafts customer as efficiently as possible. Our current activities focus on weekly newspaper inserts which convey our categories, assortment, selection and price/quality values. As we grow and build our customer base, we are also reaching out to key customers via email, our rewards program, social media and our e-commerce site, which offers an expanded assortment and enables us to extend our market beyond our brick and mortar locations.
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
In the third quarter of fiscal 2007, we opened our first store using our new Nevada prototype. By the end of fiscal 2009, we had 24 Nevada class stores. We intend to use this format for all new store openings, relocations and remodels. We believe that our new prototype provides an inviting, functional shopping experience that sells creativity, imagination and fun for our customers. The Nevada model is designed to improve the overall shopping experience, promote the A.C. Moore brand, employ a “shop-within-a-shop” strategy with separate pods for merchandise in the same category and promote products through more effective product adjacencies, improved sight lines and more attractive and effective signage.
Store Expansion
We believe that the fragmented nature of our industry presents an opportunity to continue to grow our business for the foreseeable future. However, with the continued softness in the macroeconomic environment we will proceed very cautiously with new store openings. Our objective is to achieve an appropriate balance between increasing store openings in existing markets, which could adversely affect comparable store sales, and opening in multi-store markets with sufficient store density to leverage expenses such as advertising and supply chain replenishment. Where strategically viable, we will also consider relocating existing stores and at the same time expanding our remodel program in our current markets.

While we are continually assessing opportunities to expand our store presence, in 2010 we intend to focus on remodeling existing locations to our new Nevada prototype. Our current plan is to remodel 12 existing locations and relocate three existing stores using a Nevada format. We currently have one new store opening planned for 2010. However, we continue to evaluate new store opportunities and the number of new store openings for 2010 may increase.
In fiscal 2009, we opened three stores, relocated two stores and remodeled one store to the Nevada format. No stores were closed in fiscal 2009. In fiscal 2008, we opened nine stores, relocated one store and closed nine stores. Management regularly reviews store performance and future prospects to identify underperforming locations and assess closure of those stores that are no longer strategically or economically viable.
Distribution
Our distribution strategy is focused on continuously improving service levels, maximizing efficiencies, and minimizing expense. Our stores receive merchandise deliveries one to two times per week, depending on store volume and time of year. In 2010 the majority of our vendor direct-to-store volume will be moved to distribution center cross-docking, which we anticipate will decrease supply chain costs and enable our store associates to spend more time serving customers.
Our distribution center located in Berlin, New Jersey contains approximately 700,000 square feet for distribution and warehousing. This location also includes an additional 60,000 square feet used for our corporate offices.
Effective January 1, 2009, we outsourced our store delivery operation which allows us to focus on our core business while improving service levels and reducing delivery costs. Outsourcing our delivery fleet operation has enabled us to terminate tractor and trailer leases which were previously associated with our internally operated delivery fleet. In addition to this third party operation, other carriers are used to deliver merchandise to stores which are located further away from our distribution center. In fiscal 2009, approximately 53 percent of merchandise was shipped to our retail stores through our distribution center.
Information Technology
Our commitment to enhancing our information systems continued throughout 2009. In the second quarter we implemented a business intelligence software platform. This implementation has led to enhanced reporting capabilities for both store and corporate employees. Additionally, we completed the chain wide roll out of automated replenishment and upgraded the store radio frequency scan guns for better inventory control.
During the third and fourth quarters of fiscal 2009, we completed implementation of an advanced forecasting module. This module calculates the minimum and maximum stock quantities required for each of our locations by SKU. These quantities are used to calculate order points that drive our automated replenishment system to maximize the profitability of our merchandise capital investment.
Also in the fourth quarter, we completed the roll out of a new space planning tool that will streamline and standardize the management of our store fixtures. Lastly, we are in the process of implementing a portal for our non-EDI capable merchandise vendors to allow their products to flow through our warehouse via cross docking. Our cross docking initiative is in final testing and will roll out in a phased approach by vendor beginning in the first quarter of 2010.

Associates
As of January 2, 2010, we had 1,554 full-time and 2,846 part-time associates, 4,109 of whom worked in our stores, 131 in our distribution center and 160 in our corporate offices. None of our associates are covered by a collective bargaining agreement. We believe our relationship with our associates is positive.
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
Website and Availability of Information
Our internet address is www.acmoore.com. We make available free of charge on or through www.acmoore.com our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Additionally, charters for the Audit, Compensation and Nominating and Corporate Governance Committees of our Board of Directors and our Code of Ethical Business Conduct can each be found on our website at www.acmoore.com under the heading “About Us”, “Corporate Profile.”
We will provide, at no cost, paper or electronic copies of our reports and other filings made with the SEC. Requests should be directed to:

David Stern
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
The current recession could have a significant impact on our business. As a retailer that is dependent upon consumer discretionary spending, we are facing an extremely challenging fiscal 2010. Our customers may allocate less money for discretionary purchases as a result of job losses, foreclosures, bankruptcies, reduced availability of credit and an overall decline in consumer confidence. Any resulting decreases in customer traffic or average value per transaction negatively impact our financial performance as reduced revenues result in sales de-leveraging which creates additional downward pressure on margin. Further, many of the effects and consequences of the recession are currently unknown. Any or all of these could have a material adverse effect on our business, financial condition and results of operations, including but not limited to, our ability to raise additional capital or draw down on our credit facility, if needed.

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
We had a net loss of $25.9 million for the fiscal year ended January 2, 2010. Our primary sources of liquidity include available cash and cash equivalents, cash generated from operations and borrowing under our credit facility. We believe that our primary sources of liquidity will be sufficient to finance our working capital and capital expenditure requirements for at least the next 12 months. However, we cannot provide any assurance of when our business will return to profitability or that we will not incur future losses.
If we are unable to comply with the terms of our credit facility, it could materially harm our business and financial condition and restrict our operating flexibility.
In January 2009, we entered into an asset-based senior secured revolving credit facility. In addition to customary terms and conditions, we are required to maintain greater than $90.0 million in book value of inventory and have excess availability of more than 10 percent of the borrowing base or $6.0 million, whichever is less. We currently have $23.3 million outstanding under this facility, which includes $4.3 million in stand-by letters of credit. In the event we are required to draw down further on this facility, our debt will increase and may become substantial relative to our cash position. In the event that we have substantial indebtedness, then our business may be negatively impacted. For example, we may become more vulnerable to general adverse economic and industry conditions; our ability to fund future working capital, capital expenditures and other general corporate requirements may be limited; a substantial portion of our cash flow from operations may be required to service our debt; and our flexibility to react to changes in our business and the industry in which we operate may be limited. If we are unable to satisfy our debt service requirements, we may default under this facility. The agreement defines various events of default which include, without limitation, a material adverse effect (as defined in the agreement), failure to pay amounts when due, cross-default provisions, material liens or judgments, insolvency, bankruptcy or a change of control. Upon the occurrence of an event of default, the lender may take actions that include increasing the interest rate on outstanding obligations, discontinuing advances and accelerating the Company’s obligations.
An increase in our sales, profitability and cash flow will depend on our ability to increase the productivity and profitability of our existing stores.
If we are unable to increase the productivity and profitability of existing stores, our ability to increase sales, profitability and cash flow could be significantly impaired. We are currently planning to open a very limited number of new stores in 2010. Therefore, our sales growth would come primarily from increases in comparable store sales. There can be no assurance that we will be able to increase our comparable store sales, improve our margin or reduce costs as a percentage of sales. Further, as we implement new initiatives to reduce the cost of operating our stores, sales and profitability may be negatively impacted.

Our real estate strategy may not result in improved profitability.
We review on an ongoing basis the performance of stores in our real estate portfolio to assess viability of continued operation or potential for remodeling or relocation. As a result of this review, and in light of the macro-environment for retailing, we may determine to exit certain markets where we cannot achieve operating efficiencies and may reduce new store openings in the future. The estimated costs and charges associated with exiting markets that we may incur may vary materially based on various factors, including but not limited to, timing in execution and the outcome of negotiations with landlords and other third parties. In addition, our inability to remodel or relocate stores as planned could have a material adverse effect on our results of operations. Business may be lost during remodeling or relocating as a result of customer inconvenience and may not be recovered. Various factors, including but not limited to, labor, supply, real estate or environmental issues, could cause these capital projects to exceed the time and financial budgets we have projected. As a result of these events and circumstances, unexpected costs may occur, which could result in our not realizing any or all of the anticipated benefits of our strategy. There is no assurance that our real estate strategy will lead to improved operating results.
Changes in estimates, assumptions and judgments made by management related to our evaluation of store closure reserves and impairments could significantly affect our financial results.
Establishing store closure reserves and evaluating the need for store impairments is highly complex and involves many subjective estimates, assumptions and judgments by our management. For instance, management makes estimates and assumptions with respect to future cash flow projections, long-term business plans, and future net rental obligations less estimated sublease income. If our actual results are not consistent with our estimates, assumptions and judgments by our management, we may be required to increase our store closure reserve or recognize additional impairments.

Higher costs or any failure to achieve targeted results associated with the implementation of new programs or initiatives could affect our results of operations adversely.
We are undertaking a variety of operating and infrastructure initiatives related to, among other things, supply chain, forecasting and allocation, merchandise assortment and real estate remodeling. These changes may result in temporary disruptions to our business and negatively impact sales and the failure to properly execute any of these initiatives or the failure to obtain the anticipated results of such initiatives could have an adverse impact on our future operating results.
A weak fourth quarter would have a material adverse effect on our operating results for the year.
Our business is highly seasonal. Due to the importance of our peak selling season, which includes the Fall and Winter holiday seasons, the fourth quarter has historically contributed, and is expected to continue to contribute significantly to our operating results for the entire year. In anticipation of increased sales activity during the fourth quarter, we incur significant additional expense both prior to and during the fourth quarter. These expenses may include acquisition of additional inventory, advertising, in-store promotions, seasonal staffing needs and other similar items. As a result, any factors negatively affecting us during the fourth quarter of any year, including adverse weather and unfavorable economic conditions, would have a material adverse effect on our results of operations for the entire year.
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
The failure of our buying, allocation and store teams to accurately respond to inventory requirements could adversely affect consumer acceptance of the merchandise in our stores and negatively impact sales, which could have a material adverse effect on our results of operations and financial condition. If we misjudge the market, we may significantly overstock unpopular products and be forced to take significant inventory markdowns, which would have a negative impact on our operating results and cash flow. Conversely, shortages of key items could have a material adverse impact on our operating results.

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
As of January 2, 2010, we operated a chain of 135 stores. Because our current and planned stores are located in the Eastern United States, the effect on us of adverse events in this region (such as weather or unfavorable regional economic conditions) may be greater than if our stores were more geographically dispersed. Because overhead costs are spread over a smaller store base, increases in our selling, general and administrative expenses could affect our profitability more negatively than if we had a larger store base. One or more unsuccessful new stores, or a decline in sales at an existing store, will have a more significant effect on our results of operations than if we had a larger store base.
A disruption in our operations could have a material adverse effect on our financial condition and results of operations.
Although we have a crisis management plan, we do not have a formal disaster recovery or business continuity plan, and could therefore experience a significant business interruption in the event of a natural disaster, catastrophic event or other similar event. The occurrence of such events or other unanticipated problems could cause interruptions or delays in our business, supply chain or infrastructure which would have a material adverse effect on our financial condition and results of operations. In fiscal 2009, approximately 53 percent of our merchandise was fulfilled through our distribution center. In addition, our vendors may also be subject to business interruptions from such events. Significant changes to our supply chain or other operations could have a material adverse impact on our results. Our back-up operations and business interruption insurance may not be adequate to cover or compensate us for losses that may occur.
Significant changes in our relationships with key suppliers may adversely impact our business.
Our performance depends on our ability to purchase merchandise and services at sufficient levels at competitive prices. Our future success is dependent upon our ability to maintain a good relationship with our suppliers. SBAR’S, one of our suppliers, accounted for approximately 18 percent of the aggregate dollar volume of our purchases in fiscal 2009. Generally, we do not have any long-term purchase agreements or other contractual assurances of continued supply, pricing or access to new products, and any vendor could discontinue selling to us at any time. We may not be able to acquire desired merchandise in sufficient quantities or on terms acceptable to us in the future, or be able to develop relationships with new vendors to replace discontinued vendors. Our inability to acquire suitable merchandise or services in the future or the loss of one or more key vendors and our failure to replace any one or more of them may have a material adverse effect on our business, results of operations and financial condition. Our smaller vendors generally have limited resources, production capacities and operating histories, and some of our vendors have limited the distribution of their merchandise in the past. These vendors may be susceptible to cash flow problems, downturns in economic conditions, production difficulties, quality control issues and difficulty delivering agreed-upon quantities on schedule. We also cannot assure you that we would be able, if necessary, to return product to these vendors, obtain refunds of our purchase price or obtain reimbursement or indemnification from any of our vendors if their products prove defective. In addition, any significant change in the payment terms that we have with our key suppliers could adversely affect our financial condition and liquidity.

Our reliance on imported merchandise may negatively impact our business in the event of disruptions or increased costs associated with obtaining such merchandise.
We have in recent years placed increased emphasis on obtaining floral, seasonal and other items from overseas vendors, with approximately 9 percent of all of our merchandise being purchased directly by us from overseas vendors in fiscal 2009. In addition, many of our domestic suppliers purchase their merchandise from foreign sources. China is the source of a substantial majority of our imported merchandise. Because a large percentage of our merchandise is manufactured or sourced abroad, we are required to order these products further in advance than would be the case if these products were manufactured domestically. Risks associated with our reliance on imported merchandise include, but are not limited to:
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
We depend on our information technology systems for many aspects of our business. Some of our key software has been developed by our own programmers and this software may not be easily integrated with other software and systems. Our business will be materially and adversely affected if our systems are disrupted or if we are unable to improve, upgrade, integrate or expand upon our existing systems. We may not be able to fully realize the anticipated benefits from automated replenishment. We may fail to properly optimize the effectiveness of these systems, or to adequately implement, support and maintain the systems, which could have a material adverse impact on our financial condition and operating results.
An increase in the cost of fuel oil and oil-based products could impact our earnings and margin.
Prices for oil fluctuated dramatically in fiscal 2009. These fluctuations impact our distribution costs and the distribution costs of our vendors. If the price of fuel increases, our distribution costs will increase which could impact our earnings. In addition, many of the products we sell, such as paints, are oil-based. If the price of oil continues to increase, the price of the oil-based products we purchase and sell may increase, which could impact our margin.

The recently enacted Consumer Product Safety Improvement Act and other existing or future government regulation could harm our business or may cause us to incur additional costs associated with compliance.
We are subject to various federal, state and local laws and regulations, including but not limited to, laws and regulations relating to labor and employment, U.S. customs and consumer product safety, including the recently enacted Consumer Product Safety Improvement Act, or the “CPSIA.” The CPSIA created more stringent safety requirements related to lead and phthalates content in children’s products. The CPSIA regulates the future manufacture of these items and existing inventories and may cause us to incur losses if we offer for sale or sell any non-compliant items. Failure to comply with the various regulations applicable to us may result in damage to our reputation, civil and criminal liability, fines and penalties and increased cost of regulatory compliance. These current and any future laws and regulations could harm our business, results of operations and financial condition.
The price and volume of our common stock over the last eighteen months has been volatile and may continue to be so. This volatility may mean that, at times, the holders of our common stock may be unable to resell their shares at or above the price at which they acquired them.
Our common stock has been subject to significant price and volume volatility, as stock markets in general have experienced significant price and volume volatility over the last eighteen months and as we have had operating losses during that period. The market price and volume of our common stock may continue to be subject to significant fluctuations due not only to general stock market conditions but also to any change in sentiment in the market regarding our operations or business prospects.
The following factors could affect the market price of our common stock:
•	worldwide economic conditions;

•	changes in our business, operations or prospects;

•	continued operating losses:

•	loss or bankruptcy of any of our distribution partners or suppliers;

•	departure of key personnel;

•	variations in our quarterly operating results;

•	announcements by our competitors of significant contracts, new products or product enhancements, acquisitions, distribution partnerships, joint ventures or capital commitments;

•	actions by NASDAQ if we failed to satisfy NASDAQ listing rules;

•	sales of common stock or other securities by us in the future; and

•	fluctuations in stock market prices and volumes.
In the past, securities class action litigation often has been initiated against a company following a period of volatility in the market price of the company’s securities. If class action litigation is initiated against us, we will incur substantial costs and our management’s attention will be diverted from our operations. All of these factors could cause the market price of our stock to decline, and investors may lose some or all of the value of their investment.

EXECUTIVE OFFICERS OF THE REGISTRANT
Our executive officers are as follows:

Name	Age	Position
Rick A. Lepley	59	President, Chief Executive Officer and Director
Joseph A. Jeffries	44	Executive Vice President and Chief Operating Officer
David Abelman	50	Executive Vice President and Chief Merchandising and Marketing Officer
David Stern	43	Executive Vice President and Chief Financial Officer
Amy Rhoades	38	Senior Vice President and General Counsel
Mr. Lepley has served as Chief Executive Officer and a director of the Company since June 2006, and President of the Company since June 2007. Previously, Mr. Lepley was Executive Vice President of North American Retail for Office Depot, Inc., the New York Stock Exchange traded global supplier of office products and services, a position he held from March 2004 to April 2006. Mr. Lepley was President, Office Depot Japan from May 2001 to March 2004 and was responsible for all of that company’s operations in Japan. From 1994 to 2000, Mr. Lepley served as founder and President of Retail Investment Concepts, Inc., an independent retailer and Office Depot licensee for Eastern Europe. From 1982 to 1993, Mr. Lepley was employed by Mitsubishi Motor Sales of America, Inc., the exclusive U.S. distributor of Mitsubishi Motors-brand cars and vehicles, where he held various positions, including Senior Vice President of Sales and Marketing, and was responsible for more than 500 Mitsubishi Motors dealerships in the United States. He was one of 11 executives who founded Mitsubishi Motor Sales of America, Inc. in 1982.
Mr. Jeffries has served as the Company’s Executive Vice President and Chief Operating Officer since August 2008. He joined the Company in November 2007 as its Executive Vice President of Operations. Previously, Mr. Jeffries served as Vice President, Store Operations, Space Planning and Visual Merchandising for Office Depot, Inc., a position he held from 2004 to November 2007. During 2004 and 2005, he also served as Vice President, Store and Copy Center Operations of Office Depot. From 1999 to 2003, Mr. Jeffries served in the following capacities at Office Depot: Director, Store Prototype Development; Director, Store Operations; and Senior Manager, Store Processes. Prior to his employment with Office Depot, Mr. Jeffries held management positions with Home Quarters Warehouse, Inc., a home improvement retail chain.
Mr. Abelman has served as the Company’s Executive Vice President and Chief Marketing and Merchandising Officer since May 2009. Previously, Mr. Abelman served as Senior Vice President of Marketing for Michaels Stores, Inc., the privately held arts and crafts specialty retailer, from August 2005 through December 2007. As a member of Michaels’ Executive Committee, Mr. Abelman was responsible for marketing, advertising and brand strategy. Mr. Abelman has held senior marketing and merchandising positions with several leading retailers and retail-focused sales and marketing firms during his career. Prior to Michaels, from November 2002 through August 2005, he was the Vice President of Retail Marketing — North America for Office Depot, Inc., where he oversaw marketing for all Office Depot stores in North America. Mr. Abelman also spent nine years in senior management positions and was a member of the Executive Board at Daymon Associates, an international sales and marketing organization specializing in private label development.
Mr. Stern has served as the Company’s Executive Vice President and Chief Financial Officer since June 2009. Previously, Mr. Stern served as Divisional Vice President, Financial Planning and Analysis of Coldwater Creek Inc., the Nasdaq-traded specialty retailer, since October 2008. He joined Coldwater Creek as its Divisional Vice President, Corporate Controller in June 2007. From May 2000 through June 2007, Mr. Stern served as Chief Financial Officer of Petro Services, Inc., a $500 million privately held convenience store retailer with approximately 150 locations.
Ms. Rhoades has served as Senior Vice President and General Counsel of the Company since November 2009. She joined the Company as Vice President and General Counsel in July 2006. From April 2003 to July 2006, Ms. Rhoades was an attorney at the law firm of Blank Rome LLP.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES.
As of January 2, 2010, we operated 135 stores in 17 states. All of our stores are leased. The number of our stores located in each state for the past three fiscal years is summarized in the following table:

		Fiscal Year
	State	2009	2008	2007
1.	Alabama	0	0	1
2.	Connecticut	4	4	4
3.	Delaware	2	2	2
4.	Florida	6	6	9
5.	Georgia	1	1	2
6.	Maine	3	3	2
7.	Maryland	8	8	7
8.	Massachusetts	12	12	12
9.	New Hampshire	4	4	4
10.	New Jersey	20	20	19
11.	New York	21	21	22
12.	North Carolina	12	11	11
13.	Pennsylvania	25	23	21
14.	Rhode Island	1	1	1
15.	South Carolina	4	4	4
16.	Tennessee	1	1	1
17.	Virginia	9	9	8
18.	West Virginia	2	2	2

Total Stores Open at End of Year		135	132	132

The following table represents a summary of store opening and closing activity, as well as relocation and remodel activity over the last three fiscal years:

	Fiscal Year
	2009	2008	2007

Stores Open at Beginning of Year	132	132	122
Stores Opened During the Year	3	9	12
Stores Closed During the Year	0	(9)	(2)

Stores Open at End of Year	135	132	132

Stores Relocated	2	1	0
Stores Remodeled to Nevada Prototype	1	0	0
Nevada Prototype Stores Open at End of Year	24	18	10

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
Our distribution center is located in Berlin, New Jersey. It contains approximately 700,000 square feet for distribution and warehousing and an additional 60,000 square feet used for our corporate office. This facility opened in the third quarter of 2004 at a cost of approximately $46.3 million.

ITEM 3.	LEGAL PROCEEDINGS.
We are involved in legal proceedings from time to time in the ordinary course of business. Management believes that none of these legal proceedings will have a materially adverse effect on our financial condition, results of operations or cash flows. However, there can be no assurance that future costs of such litigation would not be material to our financial condition or results of operations.

ITEM 4.	(REMOVED AND RESERVED)
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is listed on the NASDAQ Stock Market and trades under the symbol “ACMR”. The following table sets forth the high and low sales prices per share of our common stock as reported on the NASDAQ Stock Market for the periods indicated.

	High	Low
Fiscal 2009
First Quarter	$2.68	$1.00
Second Quarter	4.38	1.87
Third Quarter	4.21	2.85
Fourth Quarter	5.63	2.29

Fiscal 2008
First Quarter	$13.77	$5.47
Second Quarter	8.78	5.73
Third Quarter	8.72	5.61
Fourth Quarter	6.78	0.71
The number of record holders of our common stock as of March 9, 2010 was 109.
Since becoming a public company we have never declared or paid any cash dividends on our common stock. We currently intend to retain our future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends in the foreseeable future.
See Note 10 of the Notes to Consolidated Financial Statements for a description of our equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA.
The following selected financial data is derived from the audited Consolidated Statements of Operations and Consolidated Statements of Cash Flows for each of the fiscal years ended January 2, 2010, January 3, 2009 and December 31, 2007, 2006 and 2005 and the Consolidated Balance Sheets as of January 2, 2010, January 3, 2009 and December 31, 2007 and 2006. The 2005 balance sheet information is derived from our historical financial statements.

	Fiscal
	2009	2008	2007	2006	2005
(In thousands except per share data)
Statement of Operations Data:
Net sales	$468,889	$534,665	$559,693	$589,506	$539,436
Gross margin	187,275	217,281	228,731	226,828	210,871
Selling, general and administrative expenses (3)	213,268	232,307	219,597	217,923	192,878
Store pre-opening and closing expenses	4,477	8,742	3,229	4,616	3,459
Income (loss) from operations	(30,470)	(23,768)	5,470	913	14,534
Net income (loss)	(25,903)	(26,571)	3,783	(406)	8,901
Net income (loss) per share, diluted	$(1.15)	$(1.31)	$0.19	$(0.02)	$0.44

Weighted average shares outstanding, diluted	22,470	20,301	20,349	19,929	20,149

(In thousands)
Balance Sheet Data (as of):
Working capital	$96,627	$102,074	$145,037	$143,206	$145,699
Total assets	265,469	293,746	321,890	314,264	300,024
Total debt	19,000	29,071	21,642	24,214	26,786
Shareholders’ equity	160,074	174,300	199,600	192,505	185,776

(In thousands except sales per square foot and store count)
Other Data:
Cash flows from operating activities	$(17,932)	$17,719	$8,610	$31,496	$14,620
Number of stores open at end of period	135	132	132	122	109
Net sales per total square foot (1)	$155	$177	$198	$234	$241
Average net sales per store (1)	$3,519	$4,047	$4,674	$5,401	$5,417
Comparable store sales increase (decrease) (2)	(11)%	(9)%	(10)%	0%	(3)
Certain prior year amounts have been reclassified to conform to current year classification.

(1)	Includes only stores open during the entire period.

(2)	Stores are added to the comparable store base at the beginning of the fourteenth full month of operation. Comparable stores that are relocated or remodeled remain in the comparable store base. Stores that close are removed from the comparable store base as of the beginning of the month of closure.

(3)	Effective January 1, 2006, the Company adopted the provisions of an accounting standard which requires the recognition of compensation expense related to the fair value of its equity awards. In fiscal years 2009, 2008, 2007 and 2006, compensation was reported as a component of selling, general and administrative expenses in the amount of $1.8 million, $2.0 million, $2.6 million and $3.1 million, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
General
We are a specialty retailer of arts, crafts and floral merchandise for a wide range of customers. Our first store opened in Moorestown, New Jersey in 1985. As of January 2, 2010, we operated 135 stores in the Eastern United States. Our stores typically range from 20,000 to 25,000 square feet with an average of 22,700 square feet. In fiscal 2009, sales totaled $468.9 million. For stores open for the full calendar year, our average net sales per square foot was $155 and our average net sales per store was $3.5 million. We also serve customers nationally through our e-commerce site, www.acmoore.com.
Our sales for the year ended January 2, 2010 were $468.9 million, a decrease of 12.3 percent compared to fiscal 2008 sales of $534.7 million. For fiscal 2009, our comparable store sales decreased by 10.8 percent. The decline in comparable store sales was primarily due to weak sales in scrapbooking, ready made frames and seasonal products. These three departments accounted for 81% of the decline in comparable store sales. Our net loss for the year was $25.9 million, or $1.15 per share. In fiscal 2008, we recorded a net loss of $26.6 million, or $1.31 per diluted share. The following items impacted the comparability of net earnings and net earnings per share:

	Fiscal
	2009	2008
Closed store expenses	$3,982	$7,447
Asset impairment	4,252	6,016
Record interest rate swap at fair market value	409	2,389
Other	—	700

Total, before income taxes	8,643	16,552
Income taxes	1,795	3,485

Total, after income taxes	$10,437	$20,037

Per diluted share	$0.46	$0.99

•	In fiscal 2008, the Company closed nine stores at a cost of $7.4 million. In fiscal 2009, we recorded store closing costs of $4.0 million, the majority of which relate to increases in the estimates for future net rental obligations, after consideration of estimated sublease income, on stores that were closed in prior years. We did not close any stores in fiscal 2009.
•	In fiscal 2009 and 2008, we tested the recoverability of our stores’ fixed assets. As a result, we recorded asset impairments of $4.3 million and $6.0 million, respectively.
•	During fiscal 2008, we recorded a $2.4 million charge to adjust an interest rate swap to fair market value because it no longer qualified for cash flow hedge accounting. In fiscal 2009, we recorded an additional charge of $0.4 million when the swap was terminated.
•	In fiscal 2008, we recorded a net charge of $0.7 million related to an additional reserve for state income taxes and professional fees related to our prior year inventory restatement which were partially offset by the favorable impact of the additional three days of sales in fiscal 2008 resulting from the change in our fiscal year-end.
•	Because of a cumulative three year loss and other available evidence, during fiscal 2008, the Company determined that it could no longer record an income tax benefit on its losses and established a 100% valuation allowance against its net deferred tax asset. In fiscal 2009, due to a tax law change the Company was able to realize $15.8 million of its net operating losses and as a result recorded an income tax benefit in 2009 of $6.0 million. Applying a 34 percent effective tax rate to our 2009 and 2008 pretax loss after adjusting for the items identified above would have resulted in a tax benefit of $1.8 and $3.5 million, respectively.

Gross margin as a percent of net sales decreased 0.7 percentage points in fiscal 2009, to 39.9 percent from 40.6 percent in fiscal 2008. The 70 basis point decrease in gross margin was attributable to clearance activity based on over 20 department resets during the year, increased promotional activity on seasonal merchandise and a deleveraging of distribution and buying expenses measured against a decline in sales. We expect to grow our margin in fiscal 2010 through category management, with a heavy emphasis on price optimization on everyday shelf prices and promotional programs. However, competitive pressure could result in additional downward pressure on comparable store sales or cause us to be more promotional than we currently expect, which would have a negative impact on margin.
In June 2008, we announced the results of a real estate portfolio review which began during the first quarter of the year. The intent of this review was to evaluate existing store performance and the prospects for new stores in order to identify underperforming locations and develop a strategy for locations that were no longer strategically or economically viable. As a result of this analysis, the Company closed nine stores in fiscal 2008 and reduced its planned store openings for fiscal 2008 from a previously announced 14 locations to nine. We incurred $7.4 million in expenses related to the store closings and reduction in new store openings. The $7.4 million in store closing expenses included an accrual of $5.7 million for the estimated future net lease payments for stores that closed where the Company was not able to terminate its lease for the store space. In fiscal 2009 the Company recorded an additional $3.5 million of store closing expenses when it increased the estimated future net rental obligations, after consideration of estimated sublease income, for these closed stores due to continuing weakness in the commercial real estate market.
As part of this real estate portfolio review, we also tested the recoverability of our store fixed assets. As a result, in fiscal 2008, the Company recorded $6.0 million in impairment charges against the fixed assets within certain stores which were still in operation in fiscal 2008.
At January 2, 2010, $37.5 million of the Company’s long-lived assets, net of depreciation, were associated with operating stores. The net book value of these assets are reviewed when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Events that trigger a test for recoverability include material adverse changes in projected revenues and expenses, significant underperformance relative to historical or projected future operating results, and significant negative industry or economic trends. When evaluating operating stores for impairment, the asset group is at an individual store level since that is the lowest level for which cash flows are identifiable.
During 2009, there was a substantial decline in the cash flow generated by our operating stores. This decline was primarily the result of a decrease in demand for our products and reductions in gross margin attributable to increased promotional and clearance activities. While we anticipated a decline in cash flows in the forecasts used in our fourth quarter fiscal 2008 impairment test, we fell behind these forecasts in the third and fourth quarter of fiscal 2009. During the fourth quarter, we adjusted our long-term cash flow projections, which had an adverse effect on our projected store profitability, and as a result recorded impairment charges of $4.3 million.
Management believes that it has included all available information and utilized its best estimates when performing these asset impairment tests. However, a continuing decline in store sales or gross margin could have an adverse effect on store profitability which may increase the likelihood of additional asset impairments in the future.

Business and Operating Strategy
Management’s primary business and operating initiatives are discussed below.
Increase sales. We continue to strive toward increasing sales through better execution in customer service, an enhanced merchandise assortment and improved in-stock position along with an integrated marketing/advertising program.
•	Customer insight and service. We continue our consumer research initiatives designed to better understand our customers’ expectations and purchasing motivation, with the goal of developing stronger relationships with our customers. We have successfully implemented our formal customer service program which involves in-depth training of our store associates and store management teams.
•	Enhanced merchandise assortment. We continually seek to identify new and unique product lines and merchandise assortments that differentiate us from our competitors. We regularly review our supplier base and product assortment to ensure that we are offering newness to our customers and enhancing the overall shopping experience.
•	Improved in-stock position. Maintaining a high in-stock position is critical to driving sales, as providing the components for a particular craft project is essential to meeting customer demand. Our perpetual inventory system implemented in January 2008 has allowed us to achieve better in-stock positions by providing information about quantities available at the store level. During the first half of 2009, we began aggressively converting our staple stock-keeping units (“SKUs”) to our new automated replenishment system. By mid-September, slightly ahead of schedule, all 2009 implementation objectives had been achieved. Early indicators suggest marked improvements in our in-stock positions for the products converted to automated replenishment. In 2010 we may choose to put additional categories onto automated replenishment. During the second quarter of 2009 we began implementation of an advanced forecasting service. This forecasting service establishes appropriate inventory levels at the SKU and store level. We expect to have this forecasting tool fully implemented in the first quarter of 2010.
•	Integrated marketing/advertising program. We have enhanced our marketing and advertising mix which provides us with the ability to reach both current and prospective customers more efficiently. This also enables us to be more productive with promotional items, along with more options to introduce new items and programs.
•	Promotional strategies. We are testing new advertising and marketing vehicles and continue to employ category management discipline focused around the best assortment and optimization of our price points. We have enhanced our processes which has enabled us to identify and feature the right items in our print advertising. We have also increased our direct marketing initiatives and other retention programs which we believe will contribute to incremental sales, increased customer traffic and margin enhancement. In fiscal 2009, we primarily used newspaper advertising to drive sales and traffic. We continue to utilize the services of a strategic media partner to assist us in our overall pre-print circulation strategy. In addition, we will be testing other vehicles in 2010 to further enhance the productivity of the advertising spend, along with our focus on driving profitable sales and traffic.
•	A.C. Moore Rewards program. During the third quarter of fiscal 2008, we tested our A.C. Moore Rewards program in a select group of pilot stores. In July 2009, we launched this program throughout the chain. For the first time, we now have access to business intelligence related to who our customers are, what they purchase, and how often they visit our stores. We believe this initiative will support our strategic efforts at differentiating ourselves from our competition while providing our customers with more reasons to shop in our stores.

Improve store profitability. We continue to strive to improve our store profitability. During 2009, we continued to focus on improving store profitability using the following tactics:
•	Real estate portfolio strategy. Management continually reviews opportunities for stores in new markets and for relocations of existing stores where strategically prudent and economically viable. However, with continued softness in the macroeconomic environment, we will proceed very cautiously with new store openings. Existing stores are reviewed on a periodic basis to identify underperforming locations for potential remodeling, relocation or closure. During 2009, we successfully completed several lease renegotiations lowering the cost of occupancy across a group of stores. This level of effort will continue into 2010 and beyond.
•	Advertising spending. In fiscal 2009, we utilized the services of a newspaper placement agency to assist in the negotiation of our insertion rates. We continue to optimize our circulation based on zip code surveys and newspaper circulation updates. During fiscal 2009 we began supplementing our newspaper advertising program with a combination of in-store and targeted marketing programs.
•	Analytics/tools. During the fourth quarter of fiscal 2009, store operations developed several online tools for the field organization to utilize. These dashboards help field management to analyze sales by store and category, margin impact, inventory levels and completion of corporate directed tasks, along with many other metrics, in which the Company can optimize its results on a go forward basis and allow field input for any exceptions in these categories.
Increase gross margin. We are focused on increasing gross margin through implementation of a category management process where we regularly review our product mix, regular and promotional price optimization, and continual supply chain optimization.
•	Category management. The category management process leverages merchandise assortment planning tools, the use of a merchandise planning calendar and an open-to-buy process focused on sales and inventory productivity.
•	Price optimization. We believe we have significant opportunities to increase our gross margin by optimizing our regular shelf prices and employing new market basket tools to improve promotional sales. We will continue to offer competitive pricing but believe we can strategically improve our margins while continuing to grow sales and market share.
•	Supply chain optimization. In addition to our ongoing supply chain initiatives, including improving our in-stock positions, optimizing inventory levels, increasing merchandise turns and improving distribution efficiencies, in fiscal 2009 we continued to focus on two key projects: automated replenishment and advance shipment notification (“ASN”) supported cross-docking. We began implementation of automated replenishment in the fall of 2008 with a group of pilot stores and have successfully achieved all of our 2009 implementation objectives. Initial results, especially in-stock metrics, are promising. In 2010, we may choose to put additional categories onto automated replenishment. Our second key project is ASN supported cross docking. This program will allow our vendors to ship orders, which were previously shipped to stores, directly to our warehouse. Once at our warehouse these orders will be received, combined with orders picked from our warehouse stock and shipped to the stores on the same trailers. We believe this project will minimize vendor direct-to-store shipments, reduce freight costs, and enable us to leverage our current distribution center to handle the vast majority of all merchandise sold in our stores, allowing store associates to spend more time serving our customers. This project requires modifications to our existing warehouse management system and reconfiguring our distribution center to facilitate a more streamlined, flow through design. The distribution center modifications are complete. We anticipate the system capabilities to be in place in the first quarter of fiscal 2010 and we will begin converting direct-to-store vendors to cross-dock at that time. Full completion is expected during the third quarter of 2010.

Results of Operations
The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales:

	Fiscal
	2009	2008	2007
Net sales	100.0%	100.0%	100.0%
Cost of sales	60.1	59.4	59.1

Gross margin	39.9	40.6	40.9
Selling, general and administrative expenses	45.5	43.4	39.2
Costs related to change in management	0.0	0.0	0.1
Store pre-opening and closing expenses	1.0	1.6	0.6

Income (loss) from operations	(6.5)	(4.4)	1.0
Interest expense (income), net	0.2	0.6	(0.0)

Income (loss) before income taxes	(6.7)	(5.0)	1.0
Provision for (benefit from) income taxes	(1.2)	(0.0)	0.3

Net income (loss)	(5.5)%	(5.0)%	0.7%

Fiscal 2009 Compared to Fiscal 2008
Net Sales. Net sales decreased $65.8 million, or 12.3 percent, to $468.9 million in fiscal 2009 from $534.7 million in fiscal 2008. This decrease was due to (i) a comparable store sales decrease of $55.3 million, or 10.8 percent, (ii) an increase in net sales of $7.1 million from stores not included in the comparable store base and e-commerce sales, and (iii) a decrease in net sales of $17.6 million from stores closed since the comparable period last year. The decline in comparable store sales was primarily due to weak sales in scrapbooking, ready made frames and seasonal products. These three departments accounted for 81% of the decline in comparable store sales. Categories that performed better than average included kid’s activities, custom framing, cake and candy making, and yarn. We ended the year with 130 custom frame shops, versus 120 at the end of fiscal 2008. Comparable store sales increase/(decrease) represents the increase/(decrease) in net sales for stores open during the same period of the previous year. Stores are added to the comparable store base at the beginning of the fourteenth full month of operation. Comparable stores that are relocated or remodeled remain in the comparable store base. Stores that close are removed from the comparable store base as of the beginning of the month of closure.
Gross Margin. Gross margin is net sales minus the cost of merchandise which includes purchasing and receiving costs, inbound freight, duties related to import purchases, internal transfer costs and warehousing costs. Gross margin as a percent of net sales decreased 0.7 percent in fiscal 2009, to 39.9 percent from 40.6 percent in fiscal 2008. The 70 basis point decrease in gross margin was attributable to clearance activity based on over 20 department resets during the year, increased promotional activity on seasonal merchandise and a deleveraging of distribution and buying expenses measured against a decline in sales. We expect to grow our margin in 2010 through category management, with heavy emphasis on price optimization on everyday shelf prices and promotional programs. However, competitive pressure could result in additional downward pressure on comparable store sales or cause us to be more promotional than we currently expect, which would have a negative impact on margin.

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
In fiscal 2009, selling, general and administrative expenses totaled $213.3 million compared to $232.3 million in fiscal 2008, a reduction of $19.0 million. This decrease was primarily attributable to reductions in store payroll as well as a reduction in store occupancy costs resulting from operating fewer stores, on average, during 2009 compared to 2008. In addition, last year included an asset impairment of $6.0 million compared to $4.3 million this year. As a percent of net sales, selling, general and administrative expenses increased 2.1 percent in fiscal 2009, to 45.5 percent from 43.4 percent in fiscal 2008. This increase was a result of the deleveraging of expenses against a decline in store sales.
Store Pre-Opening and Closing Expenses. We expense store pre-opening costs as they are incurred, which includes lease costs prior to a store opening. Store closing costs include severance, inventory liquidation costs, asset related charges, lease termination payments and the net present value of future rent obligations less estimated sub-lease income.
Pre-opening expenses for the three stores opened and the two stores relocated in fiscal 2009 were $0.5 million. For the nine stores opened and the one store that relocated in fiscal 2008, preopening expenses were $1.3 million.
In fiscal 2009, store closing expenses were $4.0 million. These charges are primarily related to revisions in the estimates for the net future rent obligations, after consideration of estimated sub-lease income, for stores that were closed in prior years. In fiscal 2008, store closing expenses for the nine stores which closed and the new stores which did not open were $7.4 million, which includes $5.7 million in estimated net lease termination payments, $0.6 million in asset related charges and $1.1 million for severance, inventory liquidation and other costs.
Interest Income and Expense. In fiscal 2009, interest expense decreased to $1.4 million compared to $4.2 million in fiscal 2008. Fiscal 2008 included interest expense of $2.4 million from adjusting an interest rate swap to fair market value because it no longer qualified for cash flow hedge accounting treatment. The remainder of the decrease is the result of lower interest rates. Fiscal 2009 interest income was $0.3 million compared to $1.2 million in fiscal 2008. This decline is the result of a decline in investments and lower interest rates.
Income Taxes. Our effective tax rate for fiscal 2009 was a benefit of 17.9%. In December 2009, a federal tax law change extended the carry back period for net operating losses to five years from a previously allowed two years. This change allowed the Company to recognize $15.8 million of net operating losses and as a result recorded a tax benefit of $6.0 million. During fiscal 2008, we generated a cumulative three-year loss. Based on this and other available evidence, management concluded that a valuation allowance of $10.5 million should be recorded against its net deferred tax asset. In fiscal 2008, our effective income tax rate was a benefit of 0.9%. In fiscal 2009, the Company continued to record a valuation allowance against its net deferred tax asset and absent the federal tax law change described above the Company’s effective tax rate for fiscal 2009 would have been close to 0.0%. Considering our net deferred tax valuation allowance and discrete items, we do not expect to incur significant income tax expense or benefit in fiscal 2010.
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
Pre-opening expenses for the nine stores opened and one store that relocated in fiscal 2008 amounted to $1.3 million. In fiscal 2007, we opened 12 stores and incurred pre-opening expenses of $2.6 million.
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
Income Taxes. Our effective income tax rate was 0.9 percent benefit for fiscal 2008 and 33.4 percent for fiscal 2007. During fiscal 2008, we generated a cumulative three-year loss. Based on this and other available evidence, management concluded that a valuation allowance of $10.5 million should be recorded against its net deferred tax asset.

Quarterly Results and Seasonality
The following table sets forth unaudited quarterly operating results for our twelve most recent quarterly periods, and the number of stores open at the end of each period (dollars in thousands, except share and store data).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2009
Net sales	$108,647	$104,442	$106,083	$149,717
Gross margin	46,547	43,464	40,733	56,531
Income (loss) from operations	(3,684)	(8,031)	(12,694)	(6,061)
Net income (loss)	(4,308)	(8,149)	(12,909)	(537)
Net income (loss) per share, diluted	$(0.21)	$(0.38)	$(0.53)	$(0.02)
Diluted average shares outstanding	20,305	21,323	24,325	24,325

Number of stores open at end of period	132	133	133	135
Comparable store sales increase (decrease)	(13)%	(14)%	(8)%	(9)%

Fiscal 2008
Net sales	$126,544	$126,430	$116,661	$165,030
Gross margin	54,111	52,363	50,433	60,374
Income (loss) from operations	(2,127)	(6,622)	(4,285)	(10,734)
Net income (loss)	(1,767)	(4,265)	(7,539)	(13,000)
Net income (loss) per share, diluted	$(0.09)	$(0.21)	$(0.37)	$(0.64)
Diluted average shares outstanding	20,299	20,299	20,300	20,304

Number of stores open at end of period	136	139	135	132
Comparable store sales increase (decrease)	(12)%	(5)%	(9)%	(9)%

Fiscal 2007
Net sales	$135,380	$124,439	$122,608	$177,266
Gross margin	55,311	52,079	52,679	68,662
Income (loss) from operations	314	(1,103)	(1,115)	7,374
Net income (loss)	345	(559)	(654)	4,651
Net income (loss) per share, diluted	$0.02	$(0.03)	$(0.03)	$0.23
Diluted average shares outstanding	20,279	20,229	20,275	20,346

Number of stores open at end of period	123	124	127	132
Comparable store sales increase (decrease)	(5)%	(10)%	(10)%	(15)%
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

Liquidity and Capital Resources
Our capital requirements are primarily to support seasonal increases in inventory and inventory purchases for new stores, capital assets to support new store openings as well as investments in information technology infrastructure and systems. In recent years, we have financed operations and new store growth primarily with cash generated from operating activities. In 2004, we borrowed $30.0 million from Wachovia Bank N.A. (“Wachovia”) to finance the construction of our distribution center and corporate offices. In January 2009, we entered into a financing agreement with Wells Fargo Retail Finance, LLC (“WFRF”) at which time we repaid the $19.0 million amortized balance of the Wachovia Loan Agreement, (defined below), by borrowing under the WFRF line of credit. On May 27, 2009, the Company completed a $10.0 million private placement pursuant to which 4.0 million shares of common stock were issued at a price of $2.50 per share.
As of our 2009 and 2008 fiscal year ends, we had working capital of $96.6 million and $102.1 million, respectively. In fiscal 2009, net cash used in operating activities totaled $17.9 million as compared to $17.7 million of cash provided by operations in fiscal 2008. This decrease of $35.6 million was primarily attributable to a $14.9 million increase in our net investment in inventory (merchandise inventory less trade payables) in fiscal 2009 compared to a $7.5 million decrease in fiscal 2008. In fiscal 2009 our year end inventory increased $12.7 million compared to our fiscal 2008 ending inventory. The increase in inventory is concentrated in a few areas of the store and is a mix of strategic purchases and higher than anticipated residual from key category buys. We moved up the receipt date of much of our spring 2010 seasonal merchandise to the fourth quarter of 2009. This will allow us to set the merchandise in stores earlier and maximize our first quarter 2010 seasonal sales. We also moved purchases forward into the fourth quarter of 2009 that would have been subject to increased tariffs had they been received in 2010. Our investment in home décor and fragrance categories was increased to re-energize this space in our stores in the fourth quarter and in preparation for 2010. Finally, we invested heavily in our kids merchandise to attempt to increase fourth quarter 2009 sales. Our home décor and fragrance and kids businesses did not achieve sales expectations. These higher inventory levels have been accounted for in our 2010 merchandise purchasing plans. As we move into 2010, with the conversion to automated replenishment and improved inventory reporting afforded to us by our data warehouse, we are actively managing inventory by inventory composition, moving to reduce discontinued merchandise, clearing seasonal product in a timely manner and maximizing our investment on basics.
In fiscal 2008, we were able to reduce our inventory by more than $17.0 million through a combination of reductions in imported merchandise and better category management. Reducing our import purchases allowed us to order closer to customer demand which is particularly beneficial in a difficult sales environment. Improved category management provided for a better sell through on seasonal merchandise.
In fiscal 2008, there was a increase in net cash provided by operating activities of $9.1 million compared to fiscal 2007. This was primarily attributable to a $13.4 million decrease in our net investment in inventory.
Net cash used in investing activities during fiscal years 2009, 2008 and 2007 was $10.3 million, $15.9 million and $19.0 million, respectively. In fiscal 2009, we invested $10.3 million in capital assets, which included $3.4 million for new and relocated stores, $3.8 million for technology infrastructure and systems and the remainder for remodeling existing stores and maintenance capital. In fiscal 2008, $15.9 million was invested in capital assets, which included $7.9 million for new store openings, $6.2 for information technology infrastructure and systems with the remainder for remodeling existing stores and warehouse equipment. In 2007, capital investments totaled $19.0 million, which included $10.1 million for new store openings with the remainder for remodeling and upgrading systems in existing stores, warehouse equipment and corporate systems development. The Company estimates that capital expenditures in fiscal 2010 will be approximately $10.0 million. This includes $4.6 million for new and remodeled stores, $3.7 million for maintenance capital and the balance for information technology and distribution center equipment.

At the end of fiscal 2008, the Company had a loan agreement with Wachovia (“Wachovia Loan Agreement”) which consisted of two mortgage agreements and a line of credit. The mortgage agreements were collateralized by the land, buildings and equipment at the Company’s distribution center and corporate offices. As of January 3, 2009 there was $19.1 million outstanding under these mortgages which carried fixed monthly payments of $0.2 million. In November 2006, the Company entered into interest rate swap agreements on these mortgages whereby we paid a fixed rate of between 5.72 percent and 5.77 percent and received a variable rate equal to LIBOR plus 0.65 percent. The line of credit was for $30.0 million and was due to expire on May 30, 2009. At January 3, 2009 there was $10.0 million borrowed under the line of credit in addition to $6.9 million in outstanding stand-by letters of credit.
On January 15, 2009, the Company terminated the Wachovia Loan Agreement and interest rate swaps and entered into a new credit agreement with WFRF (“WFRF Loan Agreement”). This agreement, which expires on January 15, 2012, is an asset-based senior secured revolving credit facility with an aggregate principal amount of up to $60.0 million. Interest is calculated at either LIBOR or WFRF’s base rate plus between 1.75 and 2.50 percent, which is dependent upon the level of excess availability as defined in the agreement. In addition, the Company will pay an annual fee of between 0.25 and 0.50 percent on the amount of unused availability, which is also dependent on the level of excess availability. At closing, the Company borrowed $19.0 million under this agreement and combined with $13.2 million of its own funds repaid all outstanding obligations under the Wachovia Loan Agreement including $18.9 million of principal and interest to satisfy the mortgages, $10.0 million to repay an advance under the line of credit and $2.8 million to terminate the interest rate swaps. Borrowings under this agreement are for revolving periods of up to three months. In addition to the $19.0 million borrowed under the WFRF Loan Agreement, $6.9 million in stand-by letters of credit were issued. After closing the Company had availability of $34.0 million under the line of credit. Subject to availability, there is no debt service requirement during the term of this agreement. As of January 2, 2010, there was a $19.0 million loan and $4.3 million of stand-by letters of credit outstanding against the line of credit, leaving availability of $36.7 million.
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
In March 2008, the Company received permission from the Internal Revenue Service to change its method of accounting for inventory effective on its 2007 income tax return. As a result of this change, the Company received a tax refund of $7.0 million in June 2008. In fiscal 2009 the Company received tax refunds of $7.7 million from tax losses generated in fiscal 2008 that it was able to carry back to prior years.
We believe our cash on hand, cash generated from operations during the year and available borrowings under our credit agreement with WFRF will be sufficient to finance our working capital and capital expenditure requirements for at least the next 12 months.
We lease our retail stores and some equipment under non-cancelable operating leases. At January 2, 2010, our total obligations under these operating leases were $237.0 million. The following table reflects as of January 2, 2010 the payments due (including those for unopened stores) for the periods indicated.

	Payments Due By Period ($000)
Contractual Obligations	Total	< 1 Year	1 - 3 Years	4 - 5 Years	> 5 Years
Short-term debt (1)	$19,000	$19,000	$—	$—	$—
Store operating leases (2)	235,860	42,763	109,187	44,464	39,445
Equipment leases	1,147	412	734	—	—
Purchase obligations (3)	5,625	2,296	3,329	—	—
Deferred tax liability (4)	—	—	—	—	—
Liability for uncertain tax positions (5)	—	—	—	—	—

Total contractual cash obligations	$261,631	$64,471	$113,251	$44,464	$39,445

(1)	Short-term debt represents advances under the Company’s line of credit. These advances are renewed over periods of between 30 and 90 days.

(2)	Most store leases have an average initial term of ten years, with three five-year renewal options, and provide for predetermined escalations in future minimum annual rent. Rent payments are amortized over the initial lease term commencing on the date we take possession. The pro rata portion of scheduled rent escalations has been included in other long-term liabilities in the balance sheet. Amounts listed in this table only include minimum rent payments. Most leases contain provisions that require payment for other items such as real estate taxes, common area maintenance and insurance. Historically, these additional items have been equal to approximately 35 percent of the minimum lease payments.

(3)	Purchase obligations include agreements for goods and services that are enforceable and legally binding to the Company and that specify all significant terms. Such obligations were primarily for the purchase of information technology hardware and software.

(4)	The amount of deferred income taxes has been excluded from the above table as the timing of any cash payment is uncertain. See Note 9 of the Notes to Consolidated Financial Statements for additional information regarding our deferred tax position.

(5)	The Company’s liability for uncertain tax positions was excluded from the table above, as the timing of any cash payment is uncertain.
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

Merchandise Inventories. The Company values its inventory at the lower of cost or market, with cost determined using a weighted average method based upon the purchase order cost of the merchandise at time of receipt. The cost of purchasing, warehousing, and transportation are also included in the cost of inventory. Vendor allowances, which primarily represent volume discounts and cooperative advertising funds, are recorded as a reduction in the cost of merchandise inventories. For merchandise where we are the direct importer, ocean freight and duty are included as inventory costs. These additional costs and cost adjustments are not assigned to specific units of inventory. Management uses all available information to determine the appropriate amount of net inventory costs to be recognized and deferred in each reporting period.
A full physical inventory is taken at every location at least once per year and these estimates are adjusted to actual shrinkage amounts at that time. Estimates for inventory shrinkage from the date of the most recent physical inventory through the end of each reporting period are based on results from physical inventories and shrink trends. A 10 percent change in our estimate for inventory shrinkage would have impacted gross margin by approximately $0.8 million for fiscal 2009.
Our inventory valuation methodology also requires other management estimates and judgment, such as the net realizable value of merchandise designated for clearance or slow-moving merchandise. Our reserve for clearance and slow-moving merchandise is based on several factors including the quantity of merchandise on hand, sales trends and future advertising and merchandising plans. The accuracy of these estimates can be impacted by many factors, some of which are outside of management’s control, including changes in economic conditions and consumer buying trends. Based on prior experience we do not believe the assumptions used in these estimates will change significantly. A 10 percent change in this reserve would have impacted gross margin by approximately $0.6 million for fiscal 2009.
Impairment of Long-lived Assets. In accordance with generally accepted accounting principles, we review long-lived assets for impairment whenever events or changes in circumstance indicate that their carrying amount may not be recoverable by comparing the carrying value of the assets with the estimated future undiscounted cash flows that those assets will generate. This analysis is performed for each asset group, which in the case of our retail operations is at the individual store level. To the extent these future estimates change, the conclusion regarding impairment may differ from our current estimates, and the loss, if any, would be recognized at that time. The impairment loss is calculated as the difference between asset carrying values and the present value of estimated net cash flows, giving consideration to recent operating performance and pricing trends. In fiscal 2009 and fiscal 2008, we recorded impairment losses totaling $4.3 million and $6.0 million, respectively.
Reserve for Closed Stores. We maintain a reserve for future rental obligations, carrying costs and other costs related to closed stores. We recognize exit costs for store closures at the time the store is closed. The costs of closing a store or facility are calculated as the present value of future rental obligations remaining under the lease, less estimated sublease rental income or the lease termination fee. The determination of these reserves is dependent on our ability to make reasonable estimates of costs to be incurred post-closure and of rental income to be received from subleases. The reserves could vary materially if market conditions were to vary significantly from our assumptions. Once a store has been identified for closure, we accelerate the remaining depreciation so that the assets are fully depreciated at the date of closure. In fiscal 2009 we recorded store closing costs of $4.0 million, the majority of which relate to increases in the estimates for future net rental obligations after consideration of estimated sub lease income for stores that were closed in prior years. At January 2, 2010, the reserve for closed stores was $7.4 million. In fiscal 2008 we recorded $7.4 million of store closing costs and the reserve for closed stores was $5.7 million at January 3, 2009.

Income Taxes. The Company uses the asset and liability method of accounting for income taxes. We do business in various jurisdictions that impose income taxes. Management determines the aggregate amount of income tax expense to accrue and the amount currently payable based upon the tax statutes of each jurisdiction. This process involves adjusting income determined using generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred taxes are reflected on our balance sheet for temporary differences that will reverse in subsequent years. A change in tax rates is recognized as income or expense in the period in which the change becomes effective. Valuation allowances are recorded to reduce the carrying amount of deferred tax assets, when it is more likely than not that such assets will not be realized. In fiscal 2008, the Company determined that it was necessary to record a valuation allowance against its net deferred tax assets due to, among other factors, the Company’s cumulative three-year loss position. In fiscal 2009, the Company was still in a cumulative three-year loss position and continued to record a valuation allowance against its deferred tax assets. As of January 2, 2010, this valuation allowance was $19.6 million. In the fourth quarter of fiscal 2009 there was a change in the Internal Revenue Code that extended the period from 2 years to 5 years over which the Company could carry back its net operating losses. As a result of this change the Company was able to utilize $15.8 million of net operating losses and as a result recorded an income tax benefit in 2009 of $6.0 million.
Because income from different jurisdictions may be taxed at different rates, our mix of income by jurisdiction may affect our tax rate. In addition, decisions by management on such items as whether to invest excess cash in taxable or nontaxable instruments, or the type of stock options that are granted, can also have an impact on our effective tax rate. The tax rate we use throughout the year is based on our estimate of an annual effective rate. This rate is evaluated quarterly and adjusted for known trends in earnings and permanent tax differences. We also evaluate the effect of any changes in uncertain tax positions including the initiation or settlement of audits. Considering our net deferred tax valuation allowance and discrete items, we do not expect to incur significant income tax expense or benefit in fiscal 2010. If different judgments had been made, our tax expense, assets and liabilities could have been different.
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
In July 2006, the Financial Accounting Standards Board (“FASB”) issued a board interpretation regarding accounting for uncertain tax positions. This interpretation prescribes how to recognize the change in an uncertain tax position and provides for additional disclosure surrounding the composition of and change in uncertain tax positions. The Company adopted this interpretation as of January 1, 2007 and as a result recorded a $0.6 million adjustment to retained earnings reflecting the cumulative effect of an accounting change. See Note 9, ‘Income Taxes’ for further discussion.

New Accounting Pronouncements
In September 2006, the FASB issued an accounting standard which requires disclosure of the fair value of certain assets and liabilities including information about how their fair value was determined. The determination of fair value has been grouped into three broad categories referred to as levels 1, 2 and 3. The fair market value of level 1 can be determined from quoted market prices for identical assets on an active market, level 2 from quoted prices for similar assets on an active market and for level 3 from assumptions that management makes based on the best available information. The Company adopted this standard for financial assets and liabilities on January 1, 2008. The adoption did not require material modification of the Company’s fair value measurements and was substantially limited to expanded disclosures in the notes to our Consolidated Financial Statements relating to those notes that currently have components measured at fair value.
In June 2008, the FASB issued a staff position stating that share-based payment awards that entitle their holders to receive dividends before vesting should be included in the calculation of earnings per share. This pronouncement was effective with the first quarter of fiscal 2009 and required that all prior period earnings per share data presented be adjusted to conform to these provisions. However, because the company incurred net losses or had not issued share-based payment awards for the prior periods presented, the adoption of the pronouncement had no effect on our earnings per share.
On January 4, 2009, we adopted the fair value measurement requirements for non-recurring nonfinancial assets and liabilities. We did not have any nonfinancial assets or liabilities that required remeasurement upon adoption. During the fourth quarter of 2009 we performed an impairment assessment of our store assets. The adoption of this guidance did not have an impact on our financial statements in fiscal 2009.
In June 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”), which changes the referencing of financial standards. The Codification is now the single source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with U.S. GAAP. All other literature is considered non-authoritative. The Codification does not change U.S. GAAP. This guidance was effective for us as of October 3, 2009. The adoption did not have an impact on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We invest cash balances in excess of operating requirements primarily in money market accounts. The fair value of our cash and equivalents at January 2, 2010 approximated carrying value. A hypothetical decrease in interest rates of 10 percent compared to the rates in effect at year end would reduce our interest income by less than $0.1 million annually.
At January 2, 2010, the Company had $19.0 million outstanding under its line of credit. The interest rate on the line of credit fluctuates with market rates and therefore the fair value of this financial instrument will not be impacted by a change in interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
A.C. MOORE ARTS & CRAFTS, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of A.C. Moore Arts & Crafts, Inc.:
In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 8 present fairly, in all material respects, the financial position of A.C. Moore Arts & Crafts, Inc. and its subsidiaries at January 2, 2010 and January 3, 2009 and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 2, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2010 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 1 and Note 9 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.
As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for store inventory in 2008.
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
PricewaterhouseCoopers LLP
Philadelphia, PA
March 18, 2010

A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except shares)

	January 2,	January 3,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$45,952	$74,437
Inventories	122,058	109,365
Prepaid expenses and other current assets	9,239	8,346
Prepaid and receivable income taxes	472	1,905
Deferred tax assets	3,577	4,600

	181,298	198,653

Non-current assets:
Property and equipment, net	81,938	92,403
Other assets	2,233	2,690

	$265,469	$293,746

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$19,000	$29,071
Trade accounts payable	37,047	39,274
Accrued payroll and payroll taxes	1,973	2,414
Accrued expenses	24,580	23,879
Accrued lease liability	2,071	1,941

	84,671	96,579

Non-current liabilities:
Deferred tax liability and other	3,344	4,560
Accrued lease liability	17,380	18,307

	20,724	22,867

	105,395	119,446

Commitments and contingencies (See Note 12)

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; none issued	—	—

Common stock, no par value, 40,000,000 shares authorized; shares issued and outstanding 24,851,594 and 20,467,151 at January 2, 2010 and January 3, 2009, respectively	136,586	124,909

Retained earnings	23,488	49,391

	160,074	174,300

	$265,469	$293,746

The accompanying notes are an integral part of these consolidated financial statements.

A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)

	Fiscal
	2009	2008	2007

Net sales	$468,889	$534,665	$559,693
Cost of sales (including buying and distribution costs)	281,614	317,384	330,962

Gross margin	187,275	217,281	228,731
Selling, general and administrative expenses	213,268	232,307	219,597
Costs related to change in management	—	—	435
Store pre-opening and closing expenses	4,477	8,742	3,229

Income (loss) from operations	(30,470)	(23,768)	5,470
Interest expense	1,417	4,245	1,791
Interest (income)	(319)	(1,210)	(1,997)

Income (loss) before income taxes	(31,568)	(26,803)	5,676
Provision for (benefit from) income taxes	(5,665)	(232)	1,893

Net income (loss)	$(25,903)	$(26,571)	$3,783

Basic net income (loss) per share	$(1.15)	$(1.31)	$0.19

Diluted net income (loss) per share	$(1.15)	$(1.31)	$0.19

Basic weighted average shares outstanding	22,470	20,301	20,246

Diluted weighted average shares outstanding	22,470	20,301	20,349
The accompanying notes are an integral part of these consolidated financial statements.

A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands except share data)

				Accumulated
				Other
		Common	Retained	Comprehensive
	Shares	Stock	Earnings	Loss	Total
Balance, December 31, 2006	20,167,098	$118,218	$73,987	$—	$192,205
Net income	—	—	3,783	—	3,783
Unrealized (loss), net of taxes of $322	—	—	—	$(483)	(483)

Total comprehensive income (loss)	—	—	—	—	$3,300
Exercise of stock options	131,503	1,626	—	—	1,626
Tax benefit from exercise of stock options	—	433	—	—	433
Stock-based compensation expense	—	2,644	—	—	2,644
Restricted shares, net	77,045				—
Change in accounting principle (Note 9)	—	—	(608)	—	(608)

Balance, December 31, 2007	20,375,646	$122,921	$77,162	$(483)	$199,600
Net (loss)	—	—	(26,571)	—	(26,571)
Unrealized (loss), net of taxes of $633	—	—	—	$(951)	(951)
Reclassification adjustment, net of taxes of $ 955	—	—	—	1,434	1,434

Total comprehensive income (loss)	—	—	—	—	$(26,088)
Exercise of stock options	2,200	8	—	—	8
Tax benefit from exercise of stock options	—	3	—	—	3
Stock-based compensation expense	—	1,977	—	—	1,977
Restricted shares, net	89,305	—	—	—	—
Change in accounting principle (Note 3)	—	—	(1,200)	—	(1,200)

Balance, January 3, 2009	20,467,151	$124,909	$49,391	$—	$174,300
Net (loss)	—	—	(25,903)	—	(25,903)

Total comprehensive income (loss)	—	—	—	—	$(25,903)
Stock-based compensation expense	—	1,824	—	—	1,824
Issuance of common stock	4,000,000	9,853	—	—	9,853
Restricted shares, net	384,443	—	—	—	—

Balance, January 2, 2010	24,851,594	$136,586	$23,488	$—	$160,075

The accompanying notes are an integral part of these consolidated financial statements.

A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(25,903)	$(26,571)	$3,783
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,220	15,714	14,079
Stock-based compensation expense	1,824	1,977	2,644
Impairment of fixed assets	4,252	6,016	—
Loss on disposal of assets	328	1,112	883
Provision for (benefit of) deferred income taxes, net	(192)	2,388	5,033
Changes in assets and liabilities:
Inventories	(12,693)	17,012	(5,941)
Prepaid expenses and other current assets	(893)	3,594	(4,770)
Income taxes receivable	1,433	3,193	(6,928)
Accounts payable	(2,227)	(9,506)	77
Accrued payroll, payroll taxes and accrued expenses	260	5,560	386
Accrued lease liability	(798)	(259)	252
Income taxes payable	—	(1,909)	(205)
Other	458	(602)	(683)

Net cash provided by operating activities	(17,932)	17,719	8,610

Cash flows from investing activities:
Capital expenditures	(10,335)	(15,917)	(19,022)

Cash flows (used in) investing activities	(10,335)	(15,917)	(19,022)

Cash flows from financing activities:
Exercise of stock options	—	8	1,626
Tax benefit of stock options	—	3	433
Issuance of common stock	9,853	—	—
Borrowing under line of credit	19,000	10,000	—
Repayment of debt	(29,071)	(2,571)	(2,572)

Net cash provided by (used in) financing activities	(218)	7,440	(513)

Net (decrease) increase in cash and cash equivalents	(28,485)	9,242	(10,925)
Cash and cash equivalents at beginning of period	74,437	65,195	76,120

Cash and cash equivalents at end of period	$45,952	$74,437	$65,195

Supplemental cash flow information:
Cash paid (received) during the year for:
Interest	$3,819	$2,190	$1,343

Income taxes, net of refunds	$(7,349)	$649	$1,898

The accompanying notes are an integral part of these consolidated financial statements.

A.C. MOORE ARTS & CRAFTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Organization and Basis of Presentation. A.C. Moore Arts & Crafts, Inc. became a holding company in July 1997 by incorporating in Pennsylvania and exchanging its common stock for all of the capital stock of A.C. Moore Incorporated. held by its shareholders. The consolidated financial statements include the accounts of A.C. Moore Arts & Crafts, Inc. and its wholly owned subsidiaries (collectively the “Company”). All inter-company accounts and transactions have been eliminated. As of January 2, 2010, the Company operated a 135 store chain of retail arts and crafts stores in the eastern region of the United States.
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
Fiscal Year. On December 19, 2008, the Board of Directors approved a change in the Company’s fiscal year end, moving it from December 31 to a 52 or 53 week fiscal year ending on the Saturday before or after December 31 of each year. The change was effective beginning with the Company’s fiscal year 2008 “fiscal 2008”, which ended on Saturday January 3, 2009. The change in our fiscal year end from December 31 to January 3 added three additional days to fiscal 2008, which accounted for $3.0 million in fiscal 2008 sales, or 0.6 percent of total sales. “Fiscal 2007” ended on December 31, 2007. Fiscal 2009 refers to the period from January 4, 2009 through January 2, 2010.
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
Merchandise Inventories. The Company values its inventory at the lower of cost or market, with cost determined using a weighted average method based upon the purchase order cost of the merchandise at time of receipt. In addition, management includes the cost of purchasing, warehousing, and transportation in the cost of inventory. Vendor allowances, which primarily represent volume discounts and cooperative advertising funds, are recorded as a reduction in the cost of merchandise inventories. For merchandise where we are the direct importer, ocean freight and duty are included as inventory costs. These additional costs and cost adjustments are not assigned to specific units of inventory. Management uses all available information to determine the appropriate amount of net inventory costs to be recognized and deferred in each reporting period.
A full physical inventory is taken at every location at least once per year and these estimates are adjusted to actual shrinkage amounts at that time. Estimates for inventory shrinkage from the date of the most recent physical inventory through the end of each reporting period are based on results from physical inventories and shrink trends. A 10 percent change in our estimate for inventory shrinkage would have impacted gross margin by approximately $0.8 million for fiscal 2009.

Our inventory valuation methodology also requires other management estimates and judgment, such as the net realizable value of merchandise designated for clearance or slow-moving merchandise. Our reserve for clearance and slow-moving merchandise is based on several factors including the quantity of merchandise on hand, sales trends and future advertising and merchandising plans. The accuracy of these estimates can be impacted by many factors, some of which are outside of management’s control, including changes in economic conditions and consumer buying trends. Based on prior experience we do not believe the assumptions used in these estimates will change significantly. A 10 percent change in this reserve would have impacted gross margin by approximately $0.6 million for fiscal 2009.
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
The Company capitalizes certain costs incurred in connection with developing or obtaining internal use software. In fiscal 2009 and fiscal 2008, respectively, the Company capitalized $0.3 million and $5.8 million and amortized $1.4 million and $0.5 million of internal use software cost. In the fourth quarter of fiscal 2008 the Company placed in service a comprehensive retail merchandising system at a cost of $5.7 million. These capitalized software costs are included in “Property and equipment, net” on the Consolidated Balance Sheets, and are being amortized over the estimated useful life of the software, not to exceed five years.
Impairment of Long-lived Assets. In accordance with generally accepted accounting principles, we review long-lived assets for impairment whenever events or changes in circumstance indicate that their carrying amount may not be recoverable by comparing the carrying value of assets with their estimated future undiscounted cash flows. This analysis is performed for each asset group, which for our Company is at the individual store level. To the extent these future estimates change, the conclusion regarding impairment may differ from our current estimates, and the loss, if any, would be recognized at that time. The impairment loss is calculated as the difference between asset carrying values and the present value of estimated net cash flows, giving consideration to recent operating performance and pricing trends.
Other Assets. Other assets include amounts incurred to obtain store leases which are being amortized over the life of the original lease.
Revenue Recognition. The Company recognizes revenue at the time of sale of merchandise to its customers, with the exception of the sale of custom frames, which are recognized at the time of delivery. If the purchase is from our e-commerce channel, revenue is recognized at the time of shipment. The value of point of sale coupons, which have a very limited life, and other discounts that result in a reduction of the price paid by the customer are recorded as a reduction of sales at the time the coupon is utilized. Sales returns, which are reserved for based on historical experience, are provided for in the period that the related sales are recorded. Sales taxes are not recorded as a component of sales.

The following table sets forth total net sales by merchandise category for each of the last three fiscal years:

	Fiscal
(In thousands)	2009	2008	2007
Art and scrapbooking	$130,003	$156,898	$161,628
Traditional crafts	150,810	148,248	145,517
Floral and floral accessories	41,539	53,057	61,263
Fashion crafts	43,828	51,217	52,638
Home décor and frames	81,145	95,183	100,692
Seasonal items	21,564	30,061	37,955

Total	$468,889	$534,665	$559,693

During the third quarter of fiscal 2008, the Company began testing a customer loyalty program in a limited number of stores which was expanded to all of our stores in the second quarter of fiscal 2009. This program allows members to earn points for purchases of merchandise at the participating locations. When members have earned a specified number of points they are entitled to receive a certificate that may be redeemed on future purchases. The value of points earned are recorded as a reduction of revenue at the time the points are earned and the value of unredeemed points is included in “Accrued expenses” on our Consolidated Balance Sheets.
Proceeds from the sale of gift cards are recorded as gift card liabilities and recognized as revenue when redeemed by the holder. Unredeemed gift cards are evaluated to determine whether the likelihood for redemption is remote (gift card breakage). We recognize gift card breakage as income based on historical redemption patterns. In fiscal 2009, fiscal 2008 and fiscal 2007, we recognized income of $0.6 million, $0.5 million and $0.6 million, respectively, related to gift card breakage.
Lease Accounting. The Company commences accounting for store leases on the date they take possession of the leased space. Landlord allowances and incentives are recorded as deferred rent liabilities and are amortized as a reduction of rent expense over the initial term of the lease, commencing with the date of possession.
Reserve for Closed Stores. We maintain a reserve for future net rental obligations, carrying costs and other closing costs related to closed stores. The reserve for closed stores was $7.4 million and $5.7 million at January 2, 2010 and January 3, 2009, respectively. This reserve is included in “Accrued expenses” on our Consolidated Balance Sheets.
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
The costs of closing a store or facility are calculated as the present value of future rental obligations remaining under the lease, less estimated sublease rental income or an estimated lease termination fee. Once a store has been identified for closure, we accelerate the remaining depreciation so that the assets are fully depreciated at the date of closure. The determination of the reserves is dependent on our ability to make reasonable estimates of costs to be incurred post-closure and of rental income to be received from subleases. The reserves could vary materially if market conditions were to vary significantly from our assumptions.
Prior to fiscal 2008, store closing costs were included as a component of Selling, general and administrative expenses on the Consolidated Statement of Operations. For consistency in reporting the Company has reclassified store closing costs of $0.6 million in fiscal 2007 from Selling, general and administrative expenses to Store pre-opening and closing costs.

The following table sets forth the components of store pre-opening and closing costs:

	Fiscal
(In thousands)	2009	2008	2007
Store pre-opening costs	$495	$1,295	$2,608
Store closing costs	3,982	7,447	621

	$4,477	$8,742	$3,229

Advertising Costs. The costs incurred for advertising are expensed in the first period the advertising takes place. We have cooperative advertising agreements with many of our vendors. However, they do not require that we advertise specific products. Cooperative advertising funds are recorded as a reduction in the purchase price of merchandise and recognized in cost of sales when the merchandise is sold. Advertising expense was $26.9 million, $28.8 million and $32.8 million in fiscal 2009, 2008 and 2007, respectively, and is included in Selling, general, and administrative expense.
Insurance Liabilities. The Company uses a combination of third-party and self-insurance to cover certain risks, including workers’ compensation, general liability, property, ocean marine and medical claims. Insurance liabilities are a component of “Accrued expenses” on our Consolidated Balance Sheets and represent an estimate of the ultimate cost of our uninsured liability as of the balance sheet date, less claims that have been paid. The accrual for workers’ compensation and general liability claims was $8.2 million and $7.5 million as of January 2, 2010 and January 3, 2009, respectively. These liabilities are actuarially estimated based on historical data and industry trends.
Fair Value of Financial Instruments. In September 2006, the FASB issued an accounting standard which requires disclosure of the fair value of certain assets and liabilities including information about how their fair value was determined. The determination of fair value has been grouped into three broad categories referred to as levels 1, 2 and 3. The fair market value of level 1 can be determined from quoted market prices for identical assets on an active market, level 2 from quoted prices for similar assets on an active market and for level 3 from assumptions that management makes based on the best available information. The Company adopted this standard for financial assets and liabilities on January 1, 2008. The adoption did not require material modification of the Company’s fair value measurements and was substantially limited to expanded disclosures in the notes to our Consolidated Financial Statements relating to those notes that currently have components measured at fair value.

The following table sets forth the financial assets and liabilities carried at fair value measured as of January 2, 2010 and January 3, 2009:

		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
	Total	in Active	Observable	Unobservable	Total
	Carrying	Markets	Inputs	Inputs	Gains
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)	(Losses)
Recurring
January 2, 2010

Cash equivalents	$44,300	$44,300	$—	$—

January 3, 2009

Cash equivalents	$79,400	$79,400	$—	$—
Interest rate swaps (1)	(2,400)	—	(2,400)	—	$(2,400)

(1)	Included in Accrued expenses on our Consolidated Balance Sheets.

Nonrecurring
January 2, 2010

Long-lived assets held and used (2)	$1,256	$—	$—	$1,256	$(4,300)

(2)	Represents retail store fixed assets written down to their fair value, resulting in a impairment charge of $4.3 million which was included in earnings for the period.
Cash Equivalents are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. Interest rate swaps are measured at fair value using quoted market prices for the swap interest rate indexes over the term of the swap discounted to present value versus the fixed rate of the contract. In addition, given that the swaps were in a liability position the Company considered its own credit risk in calculating fair value. The adjustment for credit risk was based on credit default swaps and was not material. They were classified within Level 2 of the valuation hierarchy as of January 3, 2009. The remeasurement of long-lived assets represents store assets written down to fair value using a discounted cash flow model. The loss is the amount by which the carrying amount of the asset exceeds its fair market value. Key management judgments and estimates in the valuation include sales and profitability for fiscal 2010 and beyond, and rates at which to discount projected future cash flows. The fair value measurement is classified within Level 3 of the valuation hierarchy as the valuation model inputs are not observable based on readily available market data.
In February 2007, the FASB issued an accounting standard which provides companies with an option to report selected financial assets and liabilities at fair value. The Company adopted this standard effective January 1, 2008, and did not elect the fair value option for any of its existing financial assets and liabilities.
Stock-based Compensation. In accordance with accounting standards, the Company recognizes compensation expense in the Consolidated Statement of Operations related to the fair value of its stock-based awards. The Company recognizes the cost of all stock-based awards on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures.

The Company determines fair value of such awards using the Black-Scholes options pricing model with the following weighted-average assumptions:

	Fiscal
	2009	2008	2007
Average fair value of awards	$1.02	$2.20	$7.72
Risk free interest rate	1.8%	2.7%	4.6%
Dividend yield	—	—	—
Average expected life	4.5 yrs	4.5 yrs	4.5 yrs
Expected stock price volatility	60.6%	46.3%	38.0%
Expected volatilities were based on historical volatilities of the Company’s common stock; the expected life represents the weighted average period of time that options granted are expected to be outstanding using a formula that averages the time between vesting and expiration; and the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.
In fiscal 2009, fiscal 2008 and fiscal 2007, the Company recognized $1.8 million, $2.0 million and $2.6 million, respectively, of stock-based compensation as a component of Selling, general and administrative expense.
Income Taxes. The Company uses the asset and liability method of accounting for income taxes. We do business in various jurisdictions that impose income taxes. Management determines the aggregate amount of income tax expense to accrue and the amount currently payable based upon the tax statutes of each jurisdiction. This process involves adjusting income determined using generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred taxes are reflected on our balance sheet for temporary differences that will reverse in subsequent years. A change in tax rates is recognized as income or expense in the period in which the change becomes effective. Valuation allowances are recorded to reduce the carrying amount of deferred tax assets, when it is more likely than not that such assets will not be realized. In fiscal 2008, the Company determined that it was necessary to record a valuation allowance against its net deferred tax assets due to, among other factors, the Company’s cumulative three-year loss position. In fiscal 2009, the Company was still in a cumulative three-year loss position and continued to record a valuation allowance against its deferred tax assets. In the fourth quarter of fiscal 2009 there was a change in the Internal Revenue Code that extended the period from 2 years to 5 years over which the Company could carry back its net operating losses. As a result of this change the Company was able to utilize a $15.8 million net operating loss against which it previously established a valuation allowance. As a result, $6.0 million of the valuation allowance was reversed and recognized as a tax benefit in fiscal 2009.
As of the beginning of fiscal 2007, the Company adopted an accounting standard that prescribed how to measure and record the impact of an uncertain tax position on the Company’s financial statements. This standard also provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition of tax positions. The adoption resulted in recording $0.6 million as an adjustment to retained earnings, reflecting the cumulative effect of an accounting change. See Note 9, “Income Taxes” for further discussion.
Because income from different jurisdictions may be taxed at different rates, our mix of income by jurisdiction may affect our tax rate. In addition, decisions by management on such items as whether to invest excess cash in taxable or nontaxable instruments, or the type of stock options that are granted, can also have an impact on our effective tax rate. The tax rate we use throughout the year is based on our estimate of an annual effective rate. This rate is evaluated quarterly and adjusted for known trends in earnings and permanent tax differences. We also evaluate the effect of any changes in uncertain tax positions including the initiation or settlement of audits. Considering our net deferred tax valuation allowance and discrete items, we do not expect to incur significant income tax expense or benefit in fiscal 2010. If different judgments had been made, our tax expense, assets and liabilities could have been different.

Liquidity and Capital Resources. We believe our cash on hand, cash generated from operations during the year and available borrowings under our credit agreement with Wells Fargo Retail Finance, LLC will be sufficient to finance our working capital and capital expenditure requirements for at least the next 12 months.
2. New Accounting Pronouncements
In September 2006, the FASB issued an accounting standard which requires disclosure of the fair value of certain assets and liabilities including information about how their fair value was determined. The determination of fair value has been grouped into three broad categories referred to as levels 1, 2 and 3. The fair market value of level 1 can be determined from quoted market prices for identical assets on an active market, level 2 from quoted prices for similar assets on an active market and for level 3 from assumptions that management makes based on the best available information. The Company adopted this standard for financial assets and liabilities on January 1, 2008. The adoption did not require material modification of the Company’s fair value measurements and was substantially limited to expanded disclosures in the notes to our Consolidated Financial Statements relating to those notes that currently have components measured at fair value.
In June 2008, the Financial Accounting Standards Board (“FASB”) issued a staff position stating that share-based payment awards that entitle their holders to receive dividends before vesting should be included in the calculation of earnings per share. This pronouncement was effective with the first quarter of fiscal 2009 and required that all prior period earnings per share data presented be adjusted to conform to these provisions. However, because the company incurred net losses or had not issued share-based payment awards for the prior periods presented, the adoption of the pronouncement had no effect on our earnings per share.
On January 4, 2009, we adopted the fair value measurement requirements for non-recurring nonfinancial assets and liabilities. We did not have any nonfinancial assets or liabilities that required remeasurement upon adoption. During the fourth quarter of 2009 we performed an impairment assessment of our store assets. The adoption of this guidance did not have an impact on our financial statements in fiscal 2009.
In June 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”), which changes the referencing of financial standards. The Codification is now the single source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with U.S. GAAP. All other literature is considered non-authoritative. The Codification does not change U.S. GAAP. This guidance was effective for us as of October 3, 2009. The adoption did not have an impact on our financial statements.
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
When the Company changed its method of accounting for store inventory it applied the appropriate accounting standards which state that when it is impracticable to determine the cumulative effect of applying a change of accounting principle to any prior period, the effect of the change will be applied to the balances of assets and liabilities as of the beginning of the earliest period that retrospective application is practicable and that a corresponding adjustment be made to retained earnings. Prior to December 31, 2007, the Company did not take physical inventories at the SKU level and as such was not able to value its inventory using weighted average cost for prior periods. Accordingly, as of January 1, 2008, the Company reduced the value of its beginning inventory by $2.0 million and recorded a corresponding adjustment, net of tax of $0.8 million, as a reduction to retained earnings.

4. Impairment of Long-lived Assets
The Company evaluates whether the carrying value of long-lived assets are fairly stated when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Events that trigger a test for recoverability include material adverse changes in projected revenues and expenses, significant underperformance relative to historical or projected future operating results, and significant negative industry or economic trends. When evaluating operating stores for impairment, the asset group is at an individual store level since that is the lowest level for which cash flows are identifiable. The carrying amount of a long-lived asset is not recoverable if it exceeds the undiscounted cash flows expected from the use and eventual disposition of the asset. An impairment loss is calculated as the amount by which the carrying amount of the asset exceeds its fair market value. The Company uses a present value technique to estimate the fair market value of its long-lived assets.
At January 2, 2010, $37.5 million of the Company’s long-lived assets, net of depreciation, were associated with operating stores. During 2009, there was a substantial decline in the cash flow generated by these stores. This decline was primarily the result of a substantial decrease in demand for our products and reductions in gross margin attributable to increased promotional and clearance activities. While we anticipated a decline in cash flows in the forecasts used in our fourth quarter 2008 impairment test, we fell behind these forecasts in the third and fourth quarter of fiscal 2009. During the fourth quarter, we adjusted our long-term cash flow projections, which had an adverse effect on our projected store profitability, and as a result recorded impairment charges of $4.3 million. These charges are included in Selling, general and administrative expenses on the Consolidated Statements of Operations.
Management believes that it has included all available information and utilized its best estimates within the asset impairment test which was completed at year-end. However, a continuing decline in store sales or gross margin could have an adverse effect on store profitability which may increase the likelihood of additional asset impairments in the future.
5. Store Closing Costs
The Company regularly reviews store performance. If the Company were to determine that a store does not meet certain performance criteria over a sustained period of time, the Company may decide to close that location. Store closing costs include non-cancellable lease obligations net of estimated sub lease income, asset related charges, employee severance, inventory liquidation and other costs.

The following table sets forth the components of store closing costs and the accrued liability as of year-end:

	Non-
	cancellable	Asset	Severence,
	lease	related	liquidation
(In thousands)	obligations	charges	and other	Total

Balance, December 31, 2007	$—	$—	$—	$—

Charges	5,702	580	1,165	7,447
Non-cash adjustments	—	(580)	—	(580)
Cash payments	—	—	(1,165)	(1,165)

Balance, January 3, 2009	$5,702	$—	$—	$5,702

Charges	3,475	304	203	3,982
Non-cash adjustments	—	(304)	—	(304)
Cash payments	(1,796)	—	(203)	(1,999)

Balance, January 2, 2010	$7,381	$—	$—	$7,381

In June 2008, the Company announced the results of a real estate portfolio review which began during the first quarter of the year. The intent of this review was to evaluate existing store performance and the prospects for new stores in order to identify underperforming locations and develop a strategy for locations that were no longer economically viable. As a result of this analysis, the Company reduced its planned store openings for fiscal 2008 from a previously announced 14 locations to nine and closed nine locations. At the completion of this review, management estimated that the future lease obligations for stores that it closed would be $5.7 million based on assumptions it made about the length of time and the cost necessary to relieve itself from these lease obligations. Because the commercial real estate market has continued to deteriorate in the markets where these stores are located management determined that these original estimates were too low. Considering current market conditions, management increased its estimated net obligations under these leases by $3.5 million in the fourth quarter of fiscal 2009.
In fiscal 2009, the Company did not close any stores. In fiscal 2007, the Company closed two stores.

6. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year
(In thousands, except per share data)	2009	2008	2007

Net income (loss)	$(25,903)	$(26,571)	$3,783

Weighted average shares:
Basic	22,470	20,301	20,246
Incremental shares from assumed exercise of stock options and stock appreciation rights	—	—	56

Incremental restricted shares	—	—	47
Diluted	22,470	20,301	20,349

Basic net income (loss) per share	$(1.15)	$(1.31)	$0.19

Diluted net income (loss) per share	$(1.15)	$(1.31)	$0.19

Stock options and stock appreciation rights excluded from the calculation because the exercise price was greater than the average market price	1,287	1,439	807

Potentially dilutive shares excluded from the calculation as the result would be anti-dilutive	894	228	—

7. Property and Equipment
Property and equipment consists of:

	Fiscal Year Ended
(In thousands)	2009	2008	2007

Land	$2,466	$2,466	$2,466
Buildings and improvements	38,370	38,370	38,370
Furniture, fixtures, software and equipment	131,036	129,949	123,589
Leasehold improvements	9,555	8,183	5,849
Equipment for future stores	705	552	2,179

	182,132	179,520	172,453
Less: Accumulated depreciation and amortization	(100,194)	(87,117)	(73,125)

	$81,938	$92,403	$99,328

Depreciation expense	$16,220	$15,714	$14,079

8. Financing Agreements
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
On January 15, 2009, the Company terminated the Wachovia Loan Agreement and interest rate swap and entered into a new credit agreement with Wells Fargo Retail Finance, LLC (“WFRF Loan Agreement”). Because the terms of the WFRF Loan Agreement had been substantially finalized prior to the end of fiscal 2008 and the existing Wachovia mortgages were not refinanced with similar long-term debt the Company classified the Wachovia mortgages as short-term debt as of January 3, 2009. In addition, the interest rate swap no longer qualified for hedge accounting treatment because it was no longer probable that the transaction would continue. As such, losses on the swap that were previously deferred in accumulated other comprehensive income (“AOCI”) were reclassified to earnings during the fourth quarter of fiscal 2008. The total mark to market loss on the swap as of January 3, 2009, including the fair value adjustment previously deferred in AOCI, was $2.4 million and is recorded as “Interest expense” in the Consolidated Statements of Operations.
Upon closing of the WFRF Loan Agreement, the Company borrowed $19.0 million under the line of credit and, combined with $13.2 million of its own funds, repaid all outstanding obligations under the Wachovia Credit Agreement including $18.9 million of principal and interest to satisfy the mortgages, $10.0 million to repay an advance under the line of credit and $2.8 million to terminate the interest rate swap. Borrowings under this agreement are for revolving periods of up to three months. In addition $6.9 million in stand-by letters of credit were issued. After closing, the Company had availability under the line of credit of $34.0 million under the line of credit. As of January 2, 2010 there was $19.0 million borrowed under the line of credit, $4.3 million of outstanding stand-by letters of credit and availability of $36.7 million. Subject to availability, there is no debt service requirement during the term of this agreement.
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

9. Income Taxes
As of the beginning of fiscal 2007, the Company adopted an accounting standard that prescribed how to measure and record the impact of an uncertain tax position on the Company’s financial statements. This standard also provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition of tax positions. The adoption resulted in recording $0.6 million as an adjustment to retained earnings, reflecting the cumulative effect of an accounting change. The Company’s reserve for uncertain tax positions is included under the caption “Accrued expenses” on our Consolidated Balance Sheets. Effective with the adoption of the accounting standard the Company began recording interest as a component of interest expense and penalties are recorded as a component of income tax expense. Prior to the adoption, interest accrued on unrecognized tax benefits was recorded as a component of income tax expense.
A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Fiscal
(In thousands)	2009	2008	2007
Gross unrecognized tax benefits, beginning of period	$251	$2,826	$1,059
Increases in tax positions for prior years	360	563	46
Decreases in tax positions for prior years	—	(493)	—
Increases in tax positions for current year	34	388	1,721
Settlements	(21)	(3,033)	—
Lapse in statute of limitations	(14)	—	—

Gross unrecognized tax benefits, end of period	$610	$251	$2,826

All of the unrecognized tax benefits as of January 2, 2010 would affect the effective tax rate if recognized. During fiscal 2009, 2008 and 2007, the Company recognized $15,000, $340,000 and $445,000, respectively, of tax related interest in its Consolidated Statements of Operations and had $23,000, $10,000 and $797,000 of tax related interest accrued on its January 2, 2010, January 3, 2009 and December 31, 2007 Consolidated Balance Sheets, respectively.
In the 2008 tax year, the Company had a tax loss of $21.5 million. Of this loss, $5.7 million was carried back to prior tax years, which generated a refund of previously paid taxes in the amount of $1.7 million which was received in July of 2009. In the fourth quarter of fiscal 2009 there was a change in the Internal Revenue Code that extended the period from 2 years to 5 years over which the Company could carry back its net operating losses. As a result of this change, the Company was able to carry back the remaining tax losses generated in the 2008 tax year and receive a refund in the amount of $6.0 million of taxes paid in the 2003 through 2006 tax years. Of the $6.0 million refund, $5.7 million was received in fiscal 2009 with the remaining $0.3 million recorded in Prepaid and receivable income taxes on the January 2, 2010 balance sheet.
In March 2008, the Company received permission from the Internal Revenue Service to change its method of accounting for inventory effective on its fiscal 2007 income tax return. As a result of this change, the Company received a tax refund of $7.0 million in June 2008.
The Company is subject to U.S. Federal income tax as well as income tax within the states in which it operates. In February 2008, the Company finalized an audit with the Internal Revenue Service that covered the 2004, 2005 and 2006 tax years. Subsequent to completion of that audit the Company filed a net operating loss carry back claim and received a refund of taxes previously paid in the tax years 2003 through 2006. As a result, these years remain subject to audit until 2012. The Company is currently under audit for its 2007 U.S. Federal income tax return. The Company has substantially concluded all material tax matters in states where it files tax returns through the 2004 tax year.

A reconciliation of income tax expense at the federal income tax rate to the income tax provision is as follows:

	Fiscal
(In thousands)	2009	2008	2007

United States federal taxes at statutory rate	$(11,049)	$(9,381)	$1,986
State and local taxes, net	(1,842)	(1,679)	176
Change in estimates for uncertain tax positions	466	309	229
Change in tax rates	—	—	—
Valuation allowance	6,812	10,474	174
Incentive stock option compensation	—	32	150
Tax free interest	(73)	(304)	(614)
Other	20	317	(208)

Income tax provision (benefit)	$(5,665)	$(232)	$1,893

The income tax provision consists of the following:

	Fiscal
(In thousands)	2009	2008	2007

Current tax expense (benefit):
Federal	$(5,550)	$(3,249)	$(3,231)
State	57	629	91

Total current	(5,494)	(2,620)	(3,140)

Deferred tax expense (benefit):
Federal	(172)	1,828	4,922
State	—	560	111

Total deferred	(172)	2,388	5,033

Total income tax provision (benefit)	$(5,665)	$(232)	$1,893

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

	Fiscal Year Ended
(In thousands)	2009	2008	2007

Current deferred taxes
Inventory valuation	$2,824	$2,402	$2,838
Accrued expenses	6,804	5,876	3,277
Deferred revenue	209	265	1,731
Valuation allowance	(6,260)	(3,943)	(544)
Other	—	—	231

Total current deferred taxes	$3,577	$4,600	$7,533

Non-current deferred taxes
Property and equipment	(10,676)	(14,501)	(14,895)
Stock option compensation	3,040	2,368	1,604
Accrued rent expense	5,628	5,946	6,931
Federal net operating losses and credits	7,580	6,328	—
State net operating loss carryforwards	4,658	3,412	1,895
Valuation allowance	(13,304)	(8,577)	(2,463)
Other	(227)	529	304

Total non-current deferred taxes	(3,301)	(4,495)	(6,624)

Net deferred tax assets	$276	$105	$909

Deferred tax assets	$30,743	$27,126	$18,811
Deferred tax liabilities	(30,467)	(27,021)	(17,902)

Net deferred tax assets	$276	$105	$909

At January 2, 2010, the Company had approximately $20.7 million of federal and $86.0 million of state net operating loss (“NOL”) carry forwards, none of which expired in fiscal 2009, with the balance expiring through 2028. If utilized, these NOLs would result in future federal tax benefits of $7.2 million and combined net future state tax benefits of $4.7 million. The Company has recorded valuation allowances against all net federal and state deferred tax assets and NOLs.

In connection with the adoption of the accounting standard relating to share based payments, the Company elected to calculate its pool of excess tax benefits under the short cut method. At January 3, 2009 this pool was $7.2 million and can be used to offset future tax expense if deferred tax assets relating to stock options are not realized.
10. Stock-based Compensation
At the Annual Meeting of Shareholders held on June 7, 2007, the Company’s shareholders approved the A.C. Moore Arts & Crafts, Inc. 2007 Stock Incentive Plan (the “2007 Stock Incentive Plan”). Awards issued under the 2007 Stock Incentive Plan may take the form of stock options, stock appreciation rights, restricted stock awards, performance awards or stock units.
The 2007 Stock Incentive Plan replaced the Company’s existing stock option plans, which include the 1997 Employee, Director and Consultant Stock Option Plan and the 2002 Stock Option Plan. No further grants or awards will be made under those plans. The aggregate number of shares of common stock subject to award under the 2007 Stock Incentive Plan was 1,000,000. At the Annual Meeting of Shareholders held on August 20, 2009, shareholders approved a 4,100,000 share increase in the share reserve to a total of 5,100,000 shares. Any awards under this plan that are not based on the appreciation in the value of the Company’s common stock in excess of an amount greater than the market value on the date of grant will decrease the share reserve by 1.31 shares for each share granted. As of January 2, 2010, the share reserve may be increased by up to 949,521 shares relating to options outstanding under the existing plans that are not exercised due to expiration, termination, cancellation or forfeiture.
The following table summarizes information about the stock award and restricted stock activity for fiscal 2009, 2008 and 2007, and options outstanding as of January 2, 2010, January 3, 2009 and December 31, 2007.

	Fiscal
(In thousands except per share data and # of months)	2009	2008	2007

Stock-based compensation expense	$1,823	$1,977	$2,644
Effect on net income	1,823	1,977	1,759
Effect on earnings per share	0.08	0.10	0.09
Market value in excess of grant price for options exercised	—	6	1,071
Intrinsic value of options outstanding	551	27	963
Unrecognized compensation cost	$2,399	$3,264	$4,295
Months over which compensation costs will be recognized	45	57	48
Shares available for future grant	4,148	734	1,094
Summarized in the following tables are the stock options and restricted stock activity for awards under the 1997 Employee, Director and Consultant Plan, the 2002 Stock Options Plan, and the 2007 Stock Incentive Plan:

Stock Options and Stock Appreciation Rights
Stock options and stock appreciation rights activity in the Company’s stock plans for fiscal 2009 and fiscal 2008 was as follows:

	Fiscal 2009		Fiscal 2008
	Stock Options and	Weighted Average	Stock Options and	Weighted Average
	Stock Appreciation Rights	Exercise Price	Stock Appreciation Rights	Exercise Price
Outstanding at beginning of period	1,500,454	$15.34	1,249,606	$19.82
Activity:
Granted	357,054	1.94	487,996	5.32
Expired	26,968	2.88	—	16.19
Forfeited	198,923	10.14	234,948	16.19
Exercised	—	—	2,200	3.84

Outstanding at end of period	1,631,616	$6.52	1,500,454	$15.34

The weighted average grant date fair value of stock options and stock appreciation rights was $1.01, $2.20 and $6.87 per share for fiscal 2009, 2008 and 2007, respectively.
The following table summarizes information about stock options and stock appreciation rights outstanding at January 2, 2010:

	Stock Options and			Stock Options and
	Stock Appreciation Rights Outstanding			Stock Appreciation Rights Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining Life	Average		Remaining Life	Average
Range of Exercise Prices	Shares	(Years)	Exercise Price	Shares	(Years)	Exercise Price
1.00 – 5.00	465,654	5.8	$1.90	87,434	4.0	$2.17
5.01 – 10.00	266,777	4.7	7.18	119,152	3.9	7.45
10.01 – 15.00	—	0.0	—	0	0.0	—
15.01 – 20.00	360,618	5.4	17.72	352,995	5.4	17.77
20.01 – 26.67	538,567	4.5	23.07	482,701	4.6	23.35

	1,631,616	5.1	$6.52	1,042,281	4.7	$17.87

Restricted Stock
Certain of the restricted stock awards carry a performance-based vesting feature which allows for accelerating vesting if the targets are met. If the targets are not met, the awards vest after periods of between two and five years.
The following table summarizes activity for restricted stock awards:

	Fiscal 2009		Fiscal 2008
	Number of	Weighted Average	Number of	Weighted Average
	Shares	Grant Date Fair Value	Shares	Grant Date Fair Value
Outstanding at beginning of period	162,535	$11.86	77,045	$20.89
Activity:
Granted	473,852	2.15	120,953	7.19
Vested	20,244	10.38	3,815	21.84
Cancelled	89,409	5.84	31,648	14.41

Outstanding at end of period	526,734	$5.40	162,535	$11.86

11. Retirement Plan
In January 1999, the Company established a 401(k) savings plan (the “401(k) Plan”) for eligible associates. Participation in the 401(k) Plan is voluntary and available to any associate who is at least 21 years of age and has completed a three month eligibility period. Participants may elect to contribute up to 100 percent of their eligible compensation. In accordance with the provisions of the 401(k) Plan, the Company, at its discretion can make a matching contribution to the account of each participant in an amount equal to 25 percent of the first six percent of eligible compensation contributed by each participant with a maximum annual match of $1,500. The Company’s matching contribution expense for fiscal year 2008 and 2007 was $0.2 million and $0.3 million, respectively. Effective with the first payroll of 2009, the Company indefinitely suspended the matching contribution.

12. Commitments and Contingencies
Commitments
The Company leases its retail stores and some vehicles under non-cancelable operating leases. Most store leases have an average initial term of ten years, with three five year renewal options, and provide for predetermined escalations in future minimum annual rent or additional rent contingent upon store sales levels. Rent escalations are amortized over the initial term commencing on the date the Company takes possession. The pro rata portion of rent holidays and scheduled rent escalations has been included in accrued lease liabilities in the accompanying balance sheet. For fiscal 2009, 2008 and 2007, the amount of rent paid over the amount of rent expense recognized was $1.8 million, $2.1 million and $1.0 million, respectively.
Rent expense under operating leases consists of:

	Fiscal
(In thousands)	2009	2008	2007

Minimum rentals	$38,097	$40,508	$36,036
Contingent payments	68	46	83

	$38,165	$40,554	$36,119

As of January 2, 2010, the Company had entered into one lease agreement for a store scheduled to open in 2010. Future minimum lease payments (including those for unopened stores) as of January 2, 2010 for non-cancelable operating leases with terms in excess of one year are as follows (in thousands):

Fiscal Year	Rent Obligation
2010	$42,763
2011	40,609
2012	37,453
2013	31,126
2014	25,378
Thereafter	58,531

Total minimum future rentals	$235,860

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
13. Related Party Transactions
Richard J. Drake, a director of the Company who retired in February 2007, is a member of a law firm which the Company retained. The Company paid fees to Mr. Drake’s firm in the amounts of $0, $0, and $2,735 during the years ended January 2, 2010, January 3, 2009 and December 31, 2007, respectively.
Neil A. McLachlan, a director of the Company since February 2007, is President of the Consumer & Office Products Group of MeadWestvaco Corporation. The Company purchased $78,994, $322,233 and $29,000, respectively of merchandise to sell in its stores from MeadWestvaco Corporation in the years ended January 2, 2010, January 3, 2009 and December 31, 2007. Mr. McLachlan was not involved in these transactions and did not receive any compensation for these transactions.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
We had no changes in or disagreements with accountants on accounting and financial disclosure of the type referred to in Item 304(b) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of January 2, 2010. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of January 2, 2010, our disclosure controls and procedures, as defined in Rule 13a-15(e), were effective to ensure that (i) information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of January 2, 2010 based on the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of January 2, 2010, based on criteria in Internal Control- Integrated Framework issued by the COSO.
The effectiveness of the Company’s internal control over financial reporting as of January 2, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our control over financial reporting.

ITEM 9B.	OTHER INFORMATION
On March 16, 2010, the Company and David Abelman, the Company’s Executive Vice President and Chief Merchandising and Marketing Officer, entered into Amendment One (the “Amendment”) to the Employment Letter, dated as of May 7, 2009, between Mr. Abelman and the Company. The Amendment extends the time during which the Company will reimburse Mr. Abelman for moving costs, closing costs on the purchase of a new house and commission costs on the sale of his house from September 2010 to March 16, 2011. In addition, the Amendment provides that through the earlier of March 16, 2011 or such date on which Mr. Abelman’s family relocates, the Company will pay him $5,000 per month, less applicable tax and withholdings, to offset housing and travel expenses.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Incorporated by reference from our Proxy Statement relating to our 2010 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to this Annual Report on Form 10-K, except information concerning our executive officers which is set forth in Part I of this Annual Report on Form 10-K and which is incorporated herein by reference.
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
Incorporated by reference from our Proxy Statement relating to our fiscal 2010 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Incorporated by reference from our Proxy Statement relating to our fiscal 2010 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Form 10-K.

Equity Compensation Plan Information
The following table summarizes information regarding our existing equity compensation plans as of January 2, 2010:

(c)
	(a)		Number of securities
	Number of securities	(b)	remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of outstanding	exercise price of	equity compensation
	options, warrants and	outstanding options,	plans (excluding securities
Plan Category	rights	warrants and rights	reflected in column (a))

Equity compensation plans approved by security holders (1)	1,631,616	$6.52	4,147,908

Equity compensation plans not approved by security holders	—	—	—

Total	1,631,616	$6.52	4,147,908

(1)	These plans are our 1997 Employee, Director and Consultant Stock Option Plan, 2002 Stock Option Plan and 2007 Stock Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDANCE.
Incorporated by reference from our Proxy Statement relating to our fiscal 2010 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
Incorporated by reference from our Proxy Statement relating to our fiscal 2010 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Annual Report on Form 10-K.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) The following documents are filed as part of this Annual Report on Form 10-K:
(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at January 2, 2010 and January 3, 2009

Consolidated Statements of Operations for each of the three fiscal years in the period ended January 2, 2010

Consolidated Statements of Changes in Shareholders’ Equity for each of the three fiscal years in the period ended January 2, 2010

Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended January 2, 2010

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts

All other schedules have been omitted because they are not applicable, not required or the information is included elsewhere herein.

(3)	Exhibits:

The exhibits filed as part of this report are listed under exhibits at subsection (b) of this Item 15.
(b) Exhibits:

Exhibit Number		Description

3.1	(1)	Articles of Incorporation.

3.1.1	(2)	Amendment to Articles of Incorporation.

3.1.2	(3)	Amendment to Articles of Incorporation.

3.2	(4)	Amended and Restated Bylaws.

4.1	(20)	Registration Rights Agreement, dated May 27, 2009.

+10.1	(1)	1997 Employee, Director and Consultant Stock Option Plan.

+10.2	(1)	Form of Incentive Stock Option Agreement under the 1997 Employee, Director and Consultant Stock Option Plan.

+10.3	(5)	2002 Stock Option Plan.

+10.4	(6)	Form of Incentive Stock Option/Non-Qualified Option Agreement under the 2002 Stock Option Plan.

+10.5	(7)	2007 Annual Incentive Plan.

+10.6	(8)	2007 Stock Incentive Plan.

+10.6.1	(21)	Amendment to 2007 Stock Incentive Plan.

Exhibit Number		Description

+10.7	(8)	Form of Stock Unit Agreement under the 2007 Stock Incentive Plan.

+10.8	(8)	Form of Nonqualified Stock Option Agreement under the 2007 Stock Incentive Plan.

+10.9	(8)	Form of Incentive Stock Option Agreement under the 2007 Stock Incentive Plan.

+10.10	(8)	Form of Stock Appreciation Rights Agreement under the 2007 Stock Incentive Plan.

+10.11	(8)	Form of Restricted Stock Agreement under the 2007 Stock Incentive Plan.

10.12	(9)	Amended and Restated Loan Agreement, dated as of May 31, 2008, between the Company and Wachovia Bank, National Association (“Wachovia”).

10.13	(9)	Amendment to Loan Documents, dated as of May 31, 2008, between the Company and Wachovia.

10.14	(9)	Amended and Restated Promissory Note, dated as of May 31, 2008, between the Company and Wachovia.

10.15	(10)	Promissory Note and Loan Modification, dated as of September 18, 2008, between the Company and Wachovia Bank, National Association.

10.16	(11)	Amended and Restated Swap Transaction Confirmation, signed on December 8, 2006 and effective as of November 27, 2006.

10.17	(11)	Amended and Restated Swap Transaction Confirmation, signed on December 8, 2006 and effective as of November 27, 2006.

10.18	(22)
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

Exhibit Number		Description

+10.21	(13)	Employment Agreement, effective as of June 1, 2006, between the Company and Rick A. Lepley.

+10.22	(13)	Form of Option Agreement between the Company and Rick A. Lepley.

+10.23	(14)	First Amendment, dated as of November 15, 2006, to the Employment Agreement, dated as of June 1, 2006, between the Company and Rick A. Lepley.

+10.24	(3)
Second Amendment, dated as of November 19, 2007, to the Employment Agreement, dated as of June 1, 2006, between the Company and Rick A. Lepley, as amended by the First Amendment, dated as of November 15, 2006.

+10.25	(23)
Third Amendment, dated as of December 3, 2008, to the Employment Agreement, dated as of June 1, 2006, between the Company and Rick A. Lepley, as amended by the First Amendment, dated as of November 15, 2006, and by the Second Amendment, dated as of November 19, 2007.

+10.26	(15)	Letter Agreement, dated November 28, 2007, between the Company and Joseph A. Jeffries.

+10.27	(9)	First Amendment, dated August 6, 2008, to Employment Letter dated November 28, 2007, between the Company and Joseph A. Jeffries.

+10.27.1	(22)	Amended and Restated Employment Letter, dated as of August 10, 2009, between the Company and Joseph A. Jeffries.

+10.29	(2)	Employment Agreement, effective as of July 24, 2006, between the Company and Amy Rhoades.

+10.30	(2)	First Amendment, dated as of November 15, 2006, to the Employment Agreement, dated as of July 24, 2006, between the Company and Amy Rhoades.

+10.31	(3)
Second Amendment, dated as of November 19, 2007, to the Employment Agreement, dated as of July 24, 2006, by and between the Company and Amy Rhoades, as amended by the First Amendment, dated as of November 15, 2006.

+10.32	(16)	Form of Special Retention Award Agreement.

+10.33	(17)	Letter Agreement, dated July 3, 2007, between the Company and Craig R. Davis.

+10.34	(18)	Separation Agreement, dated July 17, 2007, between the Company and Lawrence H. Fine.

Exhibit Number		Description

+10.35	(22)	Employment Letter, dated as of May 7, 2009, between the Company and David Abelman.

+10.35.1		Amendment One, dated as of March 16, 2010, to Employment Letter, dated as of May 7, 2009, between the Company and David Abelman.

+10.36	(22)	Employment Letter, dated as of May 13, 2009, between the Company and David Stern.

+10.36.1		Special Award Agreement, dated as of November 24, 2009, between the Company and David Stern.

+10.37	(20)	Securities Purchase Agreement, dated May 27, 2009.

18.1	(19)
Preferability letter provided by PricewaterhouseCoopers LLC, our independent registered public accounting firm to change our method of accounting for valuing store inventories to weighted average cost.

21.1		Subsidiaries of the Company.

23.1		Consent of PricewaterhouseCoopers LLP.

31.1		Certification of Chief Executive Officer pursuant to Rule 13a—14(a) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

31.2		Certification of Chief Financial Officer pursuant to Rule 13a—14(a) promulgated under the Exchange Act.

32.1		Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-32859) filed on August 5, 1997.

(2)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2006.

(3)	Incorporated by reference to the Company’s Form 8-K filed on November 21, 2007.

(4)	Incorporated by reference to the Company’s Form 8-K filed on August 27, 2004.

(5)	Incorporated by reference to the Company’s Definitive Proxy Statement filed on April 22, 2002.

(6)	Incorporated by reference to the Company’s Form 8-K filed on August 9, 2006.

(7)	Incorporated by reference to the Company’s Definitive Proxy Statement filed on April 30, 2007.

(8)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-143612) filed on June 8, 2007.

(9)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2008.

(10)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2008.

(11)	Incorporated by reference to the Company’s Form 8-K filed on December 14, 2006.

(12)	Incorporated by reference to the Company’s Form 8-K filed on January 22, 2009.

(13)	Incorporated by reference to the Company’s Form 8-K filed on June 7, 2006.

(14)	Incorporated by reference to the Company’s Form 8-K filed on November 16, 2006.

(15)	Incorporated by reference to the Company’s Form 8-K filed on November 28, 2007.

(16)	Incorporated by reference to the Company’s Form 8-K filed on April 4, 2008.

(17)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2007.

(18)	Incorporated by reference to the Company’s Form 8-K filed on July 20, 2007.

(19)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2008.

(20)	Incorporated by reference to the Company’s Form 8-K filed May 27, 2009.

(21)	Incorporated by reference to the Company’s Definitive Proxy Statement filed on July 24, 2009.

(22)	Incorporated by reference to the Company’s Form 10-Q for the fiscal quarter ended July 4, 2009.

(23)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended January 3, 2009.

SCHEDULE II
A.C. MOORE ARTS & CRAFTS, INC.
Valuation and Qualifying Accounts
(In thousands)

Column A	Column B	Column C			Column D	Column E
					Deductions -
					Write-offs,
	Balance at	Additions -	Additions -		Payments and
Description	Beginning of	Charged to	Charged to		Other	Balance at End
Lower of Cost or Market Reserve	Period	Expense	Other Accounts		Adjustments	of Period
2009	$4,364	$1,989	$—		$402	$5,951
2008	1,791	541	2,724	(a)	692	4,364
2007	1,315	1,489	—		1,013	1,791

(a)	Represents a lower of cost or market reserve previously included in the cost of inventory under the retail inventory method.

					Deductions -
					Write-offs,
	Balance at	Additions -	Additions -		Payments and
Description	Beginning of	Charged to	Charged to		Other	Balance at End
Income Tax Valuation Allowance	Period	Expense	Other Accounts		Adjustments	of Period
2009	$12,520	$—	$13,080	(b)	$6,036	$19,564
2008	3,007	10,474	—		961	12,520
2007	1,362	1,645	—		—	3,007

(b)	Represents additions to net deferred tax assets against which the Company records a valuation allowance.

				Deductions -
				Write-offs,
	Balance at	Additions -	Additions -	Payments and
Description	Beginning of	Charged to	Charged to	Other	Balance at End
Sales Returns Allowance	Period	Expense	Other Accounts	Adjustments	of Period
2009	$206	$25	$—	$—	$231
2008	227	—	—	21	206
2007	235	—	—	8	227

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A.C. MOORE ARTS & CRAFTS, INC.
Date: March 18, 2010	By:	/s/ Rick A. Lepley
Rick A. Lepley
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Rick A. Lepley Rick A. Lepley	President, Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2010

/s/ David Stern David Stern	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting officer)	March 18, 2010

/s/ Michael J. Joyce Michael J. Joyce	Chairman of the Board of Directors	March 18, 2010

/s/ Joseph F. Coradino Joseph F. Coradino	Director	March 18, 2010

/s/ Neil A. McLachlan Neil A. McLachlan	Director	March 18, 2010

/s/ Thomas S. Rittenhouse Thomas S. Rittenhouse	Director	March 18, 2010

/s/ Lori J. Schafer Lori J. Schafer	Director	March 18, 2010

Exhibit Index

Exhibit Number		Description

3.1	(1)	Articles of Incorporation.

3.1.1	(2)	Amendment to Articles of Incorporation.

3.1.2	(3)	Amendment to Articles of Incorporation.

3.2	(4)	Amended and Restated Bylaws.

4.1	(20)	Registration Rights Agreement, dated May 27, 2009.

+10.1	(1)	1997 Employee, Director and Consultant Stock Option Plan.

+10.2	(1)	Form of Incentive Stock Option Agreement under the 1997 Employee, Director and Consultant Stock Option Plan.

+10.3	(5)	2002 Stock Option Plan.

+10.4	(6)	Form of Incentive Stock Option/Non-Qualified Option Agreement under the 2002 Stock Option Plan.

+10.5	(7)	2007 Annual Incentive Plan.

+10.6	(8)	2007 Stock Incentive Plan.

+10.6.1	(21)	Amendment to 2007 Stock Incentive Plan.

+10.7	(8)	Form of Stock Unit Agreement under the 2007 Stock Incentive Plan.

+10.8	(8)	Form of Nonqualified Stock Option Agreement under the 2007 Stock Incentive Plan.

+10.9	(8)	Form of Incentive Stock Option Agreement under the 2007 Stock Incentive Plan.

+10.10	(8)	Form of Stock Appreciation Rights Agreement under the 2007 Stock Incentive Plan.

+10.11	(8)	Form of Restricted Stock Agreement under the 2007 Stock Incentive Plan.

10.12	(9)	Amended and Restated Loan Agreement, dated as of May 31, 2008, between the Company and Wachovia Bank, National Association (“Wachovia”).

Exhibit Number		Description

10.13	(9)	Amendment to Loan Documents, dated as of May 31, 2008, between the Company and Wachovia.

10.14	(9)	Amended and Restated Promissory Note, dated as of May 31, 2008, between the Company and Wachovia.

10.15	(10)	Promissory Note and Loan Modification, dated as of September 18, 2008, between the Company and Wachovia Bank, National Association.

10.16	(11)	Amended and Restated Swap Transaction Confirmation, signed on December 8, 2006 and effective as of November 27, 2006.

10.17	(11)	Amended and Restated Swap Transaction Confirmation, signed on December 8, 2006 and effective as of November 27, 2006.

10.18	(22)
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

+10.25	(23)
Third Amendment, dated as of December 3, 2008, to the Employment Agreement, dated as of June 1, 2006, between the Company and Rick A. Lepley, as amended by the First Amendment, dated as of November 15, 2006, and by the Second Amendment, dated as of November 19, 2007.

Exhibit Number		Description

+10.26	(15)	Letter Agreement, dated November 28, 2007, between the Company and Joseph A. Jeffries.

+10.27	(9)	First Amendment, dated August 6, 2008, to Employment Letter dated November 28, 2007, between the Company and Joseph A. Jeffries.

+10.27.1	(22)	Amended and Restated Employment Letter, dated as of August 10, 2009, between the Company and Joseph A. Jeffries.

+10.29	(2)	Employment Agreement, effective as of July 24, 2006, between the Company and Amy Rhoades.

+10.30	(2)	First Amendment, dated as of November 15, 2006, to the Employment Agreement, dated as of July 24, 2006, between the Company and Amy Rhoades.

+10.31	(3)
Second Amendment, dated as of November 19, 2007, to the Employment Agreement, dated as of July 24, 2006, by and between the Company and Amy Rhoades, as amended by the First Amendment, dated as of November 15, 2006.

+10.32	(16)	Form of Special Retention Award Agreement.

+10.33	(17)	Letter Agreement, dated July 3, 2007, between the Company and Craig R. Davis.

+10.34	(18)	Separation Agreement, dated July 17, 2007, between the Company and Lawrence H. Fine.

+10.35	(22)	Employment Letter, dated as of May 7, 2009, between the Company and David Abelman.

+10.35.1		Amendment One, dated as of March 16, 2010, to Employment Letter, dated as of May 7, 2009, between the Company and David Abelman.

+10.36	(22)	Employment Letter, dated as of May 13, 2009, between the Company and David Stern.

+10.36.1		Special Award Agreement, dated as of November 24, 2009, between the Company and David Stern.

+10.37	(20)	Securities Purchase Agreement, dated May 27, 2009.

+18.1	(19)
Preferability letter provided by PricewaterhouseCoopers LLC, our independent registered public accounting firm to change our method of accounting for valuing store inventories to weighted average cost.

21.1		Subsidiaries of the Company.

23.1		Consent of PricewaterhouseCoopers LLP.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) promulgated under the Exchange Act.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-32859) filed on August 5, 1997.

(2)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2006.

(3)	Incorporated by reference to the Company’s Form 8-K filed on November 21, 2007.

(4)	Incorporated by reference to the Company’s Form 8-K filed on August 27, 2004.

(5)	Incorporated by reference to the Company’s Definitive Proxy Statement filed on April 22, 2002.

(6)	Incorporated by reference to the Company’s Form 8-K filed on August 9, 2006.

(7)	Incorporated by reference to the Company’s Definitive Proxy Statement filed on April 30, 2007.

(8)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-143612) filed on June 8, 2007.

(9)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2008.

(10)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2008.

(11)	Incorporated by reference to the Company’s Form 8-K filed on December 14, 2006.

(12)	Incorporated by reference to the Company’s Form 8-K filed on January 22, 2009.

(13)	Incorporated by reference to the Company’s Form 8-K filed on June 7, 2006.

(14)	Incorporated by reference to the Company’s Form 8-K filed on November 16, 2006.

(15)	Incorporated by reference to the Company’s Form 8-K filed on November 28, 2007.

(16)	Incorporated by reference to the Company’s Form 8-K filed on April 4, 2008.

(17)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2007.

(18)	Incorporated by reference to the Company’s Form 8-K filed on July 20, 2007.

(19)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2008.

(20)	Incorporated by reference to the Company’s Form 8-K filed May 27, 2009.

(21)	Incorporated by reference to the Company’s Definitive Proxy Statement filed on July 24, 2009.

(22)	Incorporated by reference to the Company’s Form 10-Q for the fiscal quarter ended July 4, 2009.

(23)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended January 3, 2009.