Form 10-Q
period 2010-04-03
A.C. Moore Arts & Crafts, Inc.
filed 2010-05-06
CIK 1042809

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended April 3, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Outstanding at May 3, 2010

Common Stock, no par value	24,960,946

A.C. MOORE ARTS & CRAFTS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)
(unaudited)

	April 3,	January 2,	April 4,
	2010	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$31,929	$45,952	$53,305
Inventories	121,985	122,058	112,884
Prepaid expenses and other current assets	8,541	9,239	7,549
Prepaid and receivable income taxes	188	472	1,905
Deferred tax assets	3,226	3,577	4,064

	165,869	181,298	179,707

Non-current assets:
Property and equipment, net	80,679	81,938	92,060
Other assets	1,989	2,233	3,073

	$248,537	$265,469	$274,840

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$19,000	$19,000	$19,000
Trade accounts payable	29,461	37,047	40,800
Accrued payroll and payroll taxes	2,281	1,973	1,867
Accrued expenses	23,036	24,580	18,972
Accrued lease liability	2,030	2,071	1,941

	75,807	84,671	82,580

Non-current liabilities:
Deferred tax liability and other	2,993	3,344	4,024
Accrued lease liability	16,789	17,380	17,693

	19,782	20,724	21,717

	95,589	105,395	104,297

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; none issued	—	—	—

Common stock, no par value, 40,000,000 shares authorized; shares issued and outstanding 24,960,946; 24,851,594; and 20,647,163 at April 3, 2010, January 2, 2010 and April 4, 2009, respectively	137,023	136,586	125,460

Retained earnings	15,925	23,488	45,083

	152,948	160,074	170,543

	$248,537	$265,469	$274,840

Certain prior year amounts have been reclassified to correspond to current year presentation.
See accompanying notes to financial statements.

A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(unaudited)

	Quarter Ended
	April 3,	April 4,
	2010	2009

Net sales	$105,369	$108,647
Cost of sales (including buying and distribution costs)	59,901	62,100

Gross margin	45,468	46,547
Selling, general and administrative expenses	52,667	49,833
Store pre-opening and closing expenses	113	398

Loss from operations	(7,312)	(3,684)
Interest expense	231	731
Interest (income)	(4)	(133)

Loss before income taxes	(7,539)	(4,282)
Provision for income taxes	24	26

Net loss	$(7,563)	$(4,308)

Basic net loss per share	$(0.31)	$(0.21)

Diluted net loss per share	$(0.31)	$(0.21)

Basic weighted average shares outstanding	24,342	20,305

Diluted weighted average shares outstanding	24,342	20,305
See accompanying notes to financial statements.

A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Quarter Ended
	April 3,	April 4,
	2010	2009
Cash flows from operating activities:
Net loss	$(7,563)	$(4,308)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,684	3,651
Stock based compensation expense	437	551
Changes in assets and liabilities:
Inventories	73	(3,519)
Prepaid expenses and other current assets	982	797
Accounts payable	(7,586)	1,526
Accrued payroll, payroll taxes and accrued expenses	(1,237)	(5,454)
Accrued lease liability	(632)	(614)
Other	244	(383)

Net cash (used in) operating activities	(11,598)	(7,753)

Cash flows from investing activities:
Capital expenditures	(2,425)	(3,308)

Net cash (used in) investing activities	(2,425)	(3,308)

Cash flows from financing activities:
Borrowing under line of credit	—	19,000
Repayment of long-term debt	—	(29,071)

Net cash (used in) financing activities	—	(10,071)

Net decrease in cash and cash equivalents	(14,023)	(21,132)

Cash and cash equivalents at beginning of period	45,952	74,437

Cash and cash equivalents at end of period	$31,929	$53,305

Certain prior year amounts have been reclassified to correspond to current year presentation.
See accompanying notes to financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Basis of Presentation
The consolidated financial statements included herein include the accounts of A.C. Moore Arts & Crafts, Inc. and its wholly owned subsidiaries. The Company is a specialty retailer of arts, crafts and floral merchandise for a wide range of customers. As of April 3, 2010, the Company operated a chain of 136 stores. The stores are located in the Eastern United States. We also serve customers nationally through our e-commerce site, www.acmoore.com.
The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported period and related disclosures. Significant estimates made as of and for the three month period ended April 3, 2010 (“first quarter, fiscal 2010”) and April 4, 2009 (“first quarter, fiscal 2009”) include, among others, provisions for shrinkage, capitalized buying, freight, warehousing and distribution costs related to inventory, the net realizable value of merchandise designated for clearance or slow-moving merchandise, the future rental obligations and carrying costs of closed stores and the liability for workers compensation, general liability and health insurance claims. Actual results could differ materially from those estimates.
These financial statements have been prepared by management without audit and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended January 2, 2010 (“fiscal 2009”). The current fiscal year will end on January 1, 2011 (“fiscal 2010”). Due to the seasonality of the Company’s business, the results for the interim periods are not necessarily indicative of the results for the year. The Company has included its balance sheet as of April 4, 2009 to assist in viewing the Company on a full-year basis. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair statement of the interim financial statements. In the opinion of management, all such adjustments are of a normal and recurring nature.
(2) New Accounting Pronouncements
In February 2010, we adopted revised guidance that removes the requirement to disclose the date through which an entity has evaluated subsequent events. This amendment was made to alleviate potential conflicts with existing SEC guidance. The adoption did not have a material impact on our financial statements.
In January 2010, the FASB issued guidance requiring new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances and settlements on a gross basis in the Level 3 reconciliation. We adopted this guidance as of January 1, 2010, except for the Level 3 reconciliation disclosures, which are deferred until annual periods beginning after December 15, 2010. The adoption did not have a material impact on our financial statements. See Note 3, Fair Value Measurement, for additional information.

(3) Fair Value Measurement
Accounting standards require disclosure of the fair value of certain assets and liabilities including information about how their fair value was determined. The determination of fair value has been grouped into three broad categories referred to as levels 1, 2 and 3. The fair market value of level 1 can be determined from quoted market prices for identical assets on an active market, level 2 from quoted prices for similar assets on an active market and for level 3 from assumptions that management makes based on the best available information.
The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of April 3, 2010, January 2, 2010 and April 4, 2009:

			Fair Value Measurements Using
			Significant Other	Significant
		Quoted Prices in	Observable	Unobservable	Total
	Total Carrying	Active Markets	Inputs	Inputs	Gains
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)	(Losses)
Recurring
As of April 3, 2010
Cash Equivalents	$28,352	$28,352	$—	$—

As of January 2, 2010
Cash Equivalents	$44,300	$44,300	$—	$—

As of April 4, 2009
Cash Equivalents	$54,594	$54,594	$—	$—

Nonrecurring
As of January 2, 2010
Long-lived assets held and used (1)	$1,256	$—	$—	$1,256	$(4,300)

(1)	Represents retail store fixed assets written down to their value, resulting in an impairment charge of $4.3 million which was included in earnings for the period.
Cash equivalents, principally money market mutual funds, are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. The nonrecurring remeasurement of long-lived assets represents store assets written down to fair value using a discounted cash flow model. The loss of $4.3 million was recorded in the fourth quarter of fiscal 2009 and is the amount by which the carrying amount of the asset exceeds its fair value. Key management judgments and estimates in the valuation include sales and profitability for fiscal 2010 and beyond, and rates at which to discount projected future cash flows. The fair value measurement is classified within Level 3 of the valuation hierarchy as the valuation model inputs are not observable based on readily available market data. Accounts receivable, short-term debt and accounts payable are held at carrying amounts that approximate fair value due to their near-term maturities.
(4) Inventories
The Company values its inventory at the lower of cost or market, with cost determined using a weighted average method based upon vendor invoice cost. In addition, management includes the cost of purchasing, warehousing, and transportation in the cost of inventory. Vendor allowances, which primarily represent volume discounts and cooperative advertising funds, are recorded as a reduction in the cost of merchandise inventories. For merchandise where we are the direct importer, ocean freight and duty are included as inventory costs. These additional costs and cost adjustments are not assigned to specific units of inventory. Management uses all available information to determine the appropriate amount of net inventory costs to be recognized and deferred in each reporting period.

A full physical inventory is taken at every location at least once per year and shrinkage estimates are adjusted to actual shrinkage amounts at that time. Estimates for inventory shrinkage from the date of the most recent physical inventory through the end of each reporting period are based on results from physical inventories and shrink trends. Our inventory valuation methodology also requires other management estimates and judgments, such as the net realizable value of merchandise designated for clearance or slow-moving merchandise. Our reserve for clearance and slow-moving merchandise is based on several factors including the quantity of merchandise on hand, sales trends and future advertising and merchandising plans. The accuracy of these estimates can be impacted by many factors, some of which are outside of management’s control, including changes in economic conditions and consumer buying trends. Based on prior experience we do not believe the assumptions used in these estimates will change significantly.
(5) Shareholders’ Equity
During the first quarter of fiscal 2010, shareholders’ equity changed as follows:

	Number	Common	Retained
(In thousands, except share data)	of Shares	Stock	Earnings	Total
Balance, January 2, 2010	24,851,594	$136,586	$23,488	$160,074
Net loss	—	—	(7,563)	(7,563)

Total comprehensive loss				$(7,563)
Stock-based compensation expense	—	437	—	437
Restricted shares — net	109,352

Balance, April 3, 2010	24,960,946	$137,023	$15,925	$152,948

(6) Financing Agreement
At the beginning of fiscal 2009, the Company had a loan agreement with Wachovia Bank N.A. (“Wachovia Loan Agreement”) which consisted of two mortgages and a line of credit. The mortgage balances as of January 3, 2009 were $19.1 million. There was $10.0 million outstanding under the line of credit in addition to $6.9 million of stand-by letters of credit. The line of credit was for $30.0 million and was due to expire on May 30, 2009. In November 2006, the Company had entered into an interest rate swap agreement on the mortgages.
On January 15, 2009, the Company terminated the Wachovia Loan Agreement and interest rate swap and entered into a new credit agreement with Wells Fargo Retail Finance, LLC (“WFRF Loan Agreement”). Upon closing of the WFRF Loan Agreement, the Company borrowed $19.0 million under the line of credit and, combined with $13.2 million of its own funds, repaid all outstanding obligations under the Wachovia Credit Agreement including $2.8 million to terminate the interest rate swap. Borrowings under this agreement are for revolving periods of up to three months. As of April 3, 2010, the Company had borrowed $19.0 million and had an additional $4.3 million in outstanding stand-by letters of credit. As of the end of the first quarter of fiscal 2010 availability under the line of credit was $36.7 million. Subject to availability, there is no debt service requirement during the term of this agreement.
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
When the interest rate swap was terminated on January 15, 2009 the Company paid Wachovia the then fair market value of ($2.8) million. Of this loss, $2.4 million had previously been recognized as a component of interest expense in the Consolidated Statements of Operations. The $0.4 million change in fair value between January 3, 2009 and January 15, 2009 is recorded as interest expense in the quarter ended April 4, 2009 Consolidated Statements of Operations.
(7) Income Taxes
The Company uses the asset and liability method of accounting for income taxes. The Company does business in various jurisdictions that impose income taxes. Management determines the aggregate amount of income tax expense to accrue and the amount currently payable based upon the tax statutes of each jurisdiction. This process includes adjusting income determined using generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred taxes are reflected on the Company’s balance sheet for temporary differences that will reverse in subsequent years. A change in tax rates is recognized as income or expense in the period in which the change becomes effective. Valuation allowances are recorded to reduce the carrying amount of deferred tax assets, when it is more likely than not that such assets will not be realized. In fiscal 2008, the Company determined that it was necessary to record a valuation allowance against its net deferred tax assets due to, among other factors, the Company’s cumulative three-year loss position. In fiscal 2010, the Company is still in a cumulative three-year loss position and continues to record a valuation allowance. As of April 3, 2010 the valuation allowance was $22.9 million.
The Company continues to experience operating losses and record valuation allowances against the tax benefit associated with these losses. Considering these valuation allowances and discrete tax items, we do not expect to incur significant income tax expense or benefit in the current fiscal year.

(8) Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended
	April 3,	April 4,
(In thousands, except per share data)	2010	2009

Net loss	$(7,563)	$(4,308)

Weighted average shares:
Basic	24,342	20,305
Incremental shares from assumed exercise of stock options and stock appreciation rights	—	—

Diluted	24,342	20,305

Basic net loss per share	$(0.31)	$(0.21)

Diluted net loss per share	$(0.31)	$(0.21)

Stock options and stock appreciation rights excluded from calculation because exercise price was greater than average market price	2,624	1,678

Potentially dilutive shares excluded from the calculation as the result would be anti-dilutive	907	343

(9) Commitments and Contingencies
The Company is involved in legal proceedings from time to time in the ordinary course of business. Management believes that none of these legal proceedings will have a materially adverse effect on the Company’s financial condition or results of operations. However, there can be no assurance that future costs of such litigation would not be material to the Company’s financial condition, results of operations or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Relating to Forward-looking Statements
The following discussion contains statements that are forward-looking within the meaning of applicable federal securities laws and are based on our current expectations and assumptions as of this date. These statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated. Factors that could cause actual results to differ from those anticipated include, but are not limited to, the failure to consummate our identified strategic objectives, the effect of economic conditions and fuel prices, our ability to implement our business and operating initiatives to improve sales and profitability, our ability to maintain liquidity and preserve cash, our ability to comply with the terms of our credit facility, changes in the labor market and our ability to hire and retain associates and members of senior management, the impact of existing or future government regulation, execution and results of our real estate strategy, competitive pressures, customer demand and trends in the arts and crafts industry, our failure to accurately respond to inventory and merchandise requirements, the impact of unfavorable weather conditions, disruption in our operations or supply chain, changes in our relationships with suppliers, difficulties with respect to new system technologies, difficulties in implementing measures to reduce costs and expenses and improve margins, supply constraints or difficulties, the effectiveness of and changes to advertising and marketing strategies and other risks detailed in the Company’s Securities and Exchange Commission (“SEC”) filings. A.C. Moore undertakes no obligation to update or revise any forward-looking statement whether as the result of new developments or otherwise. For additional information concerning factors that could cause actual results to differ materially from the information contained herein, reference is made to the information under Part II, “Item 1A. Risk Factors” as set forth below and in our annual report on Form 10-K for the year ended January 2, 2010 as filed with the SEC.
Overview
General
We are a specialty retailer of arts, crafts and floral merchandise for a wide range of customers. Our first store opened in Moorestown, New Jersey in 1985. As of April 3, 2010, we operated 136 stores in the Eastern United States. Our stores typically range from 20,000 to 25,000 square feet with an average of 22,700 square feet. We also serve customers nationally through our e-commerce site, www.acmoore.com.
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
For the three months ended April 3, 2010, comparable store sales decreased by 4.7 percent, while gross margin as a percent to sales increased 0.3 percentage points for the quarter. The decline in comparable store sales was primarily due to weak sales in scrapbooking and paper crafts, frames and seasonal products. These three departments accounted for all of the decline in comparable store sales. The increase in gross margin was primarily the result of supply chain efficiencies and improvements in inventory control and security. Merchandise margin as a percent of sales was flat compared to last year. We expect to grow our margin in fiscal 2010 through category management, price optimization and supply chain optimization. However, competitive pressure and further deterioration in an already weakened retail environment could result in additional downward pressure on comparable store sales or cause us to be more promotional than we currently expect, which would have a negative impact on margin.

Business and Operating Strategy
Management’s primary business and operating initiatives are discussed below.
Increase sales. We continue to strive toward increasing sales through better execution in customer service, improved in-stock positions, an integrated marketing/advertising program and an enhanced merchandise assortment which inspires creativity.
•	Enhanced merchandise assortment. We continually seek to identify new and unique product lines and merchandise assortments that differentiate us from our competitors. We regularly review our supplier base and product assortment to ensure that we are offering newness to our customers and enhancing the overall shopping experience.
•	Customer insight and service. We continue our consumer research initiatives designed to better understand our customers’ expectations and purchasing motivation, with the goal of developing stronger relationships with our customers. We have successfully implemented our formal customer service program which involves in-depth training of our store associates and store management teams.
•	Integrated marketing/advertising program. We have enhanced our marketing and advertising mix which provides us with the ability to reach both current and prospective customers more efficiently. This also enables us to be more productive with promotional items, along with more options to introduce new items and programs. Additionally, we continue to place importance on inspiring our customers’ creativity and education through our class and demonstration programs. We believe these activities drive traffic, promote new or key products, and support our customers’ desire to learn about new trends, techniques or projects, and reinforce a key emotional motivator for crafting and gift giving — realizing a sense of personal accomplishment.
•	Promotional strategies. We are testing new advertising and marketing vehicles and continue to employ category management discipline focused around the best assortment and optimization of our price points. We have enhanced our processes which has enabled us to identify and feature the right items in our print advertising. We have also increased our direct marketing initiatives and other retention programs which we believe will contribute to incremental sales, increased customer traffic and margin enhancement. In fiscal 2010, we will primarily use newspaper advertising to drive sales and traffic however, we will be testing other vehicles in fiscal 2010 to further enhance the productivity of the advertising spend, along with our focus on driving profitable sales and traffic. We continue to utilize the services of a strategic media partner to assist us in our overall pre-print circulation strategy.
•	Improved in-stock position. Maintaining a high in-stock position is critical to driving sales, as providing the components for a particular craft project is essential to meeting customer demand. Our perpetual inventory system has allowed us to achieve better in-stock positions by providing information about quantities available at the store level. In fiscal 2009, we completed implementation of an automated replenishment system. During fiscal 2010, we expect to continue converting additional stock-keeping units (“SKUs”) to this system.

•	A.C. Moore Rewards program. In July 2009, we launched our A.C. Moore Rewards program to all of our stores. For the first time, we now have access to business intelligence related to who our customers are, what they purchase, and how often they visit our stores. We believe this initiative will support our strategic efforts at differentiating ourselves from our competition while providing our customers with more reasons to shop in our stores.
Increase gross margin. We are focused on increasing gross margin through implementation of a category management process where we regularly review our product mix, regular and promotional price optimization, and continual supply chain optimization.
•	Category management. The category management process leverages merchandise assortment planning tools, the use of a merchandise planning calendar and an open-to-buy process focused on sales and inventory productivity.
•	Price optimization. We believe we have opportunities to increase our gross margin by optimizing our regular shelf prices and employing new market basket tools to improve promotional sales. We will continue to offer competitive pricing but believe we can strategically improve our margins while continuing to grow sales and market share.
•	Supply chain optimization. In addition to our ongoing supply chain initiatives of improving our in-stock positions, optimizing inventory levels, increasing merchandise turns and improving distribution efficiencies, in fiscal 2010 we continue to focus on two key projects: automated replenishment and cross-docking. In fiscal 2009, we completed implementation of our automated replenishment system and continue to add additional product categories into the process. In the first quarter of fiscal 2010, we completed implementation of an advanced sales forecasting service which allows us to establish appropriate inventory levels at the SKU and store level. Our second key project, cross-docking, will allow our vendors to ship orders, which were previously shipped to stores, directly to our warehouse where they will be combined with orders picked from our warehouse stock and shipped to the stores on the same trailers. We believe this project will minimize vendor direct-to-store shipments, reduce freight costs, and enable us to leverage our current distribution center to handle the vast majority of merchandise sold in our stores, allowing store associates to spend more time serving our customers. By the first quarter of fiscal 2010, infrastructure improvements had been completed and conversion of vendors to cross-dock had begun. Full implementation is expected during the third quarter of fiscal 2010.
Improve store profitability. We continue to strive to improve our store profitability using the following tactics:
•	Real estate portfolio strategy. Management continually reviews opportunities for stores in new markets and for relocations of existing stores where strategically prudent and economically viable. However, we will proceed cautiously with new store openings. Existing stores are reviewed on a periodic basis to identify underperforming locations for potential remodeling, relocation or closure. During fiscal 2009, we successfully completed several lease renegotiations lowering the cost of occupancy across a group of stores. This effort will continue into fiscal 2010 and beyond.
•	Advertising spending. In fiscal 2010, we intend to continue utilizing the services of a newspaper placement agency to assist in the negotiation of our insertion rates while optimizing our circulation based on zip code surveys and newspaper circulation updates. In addition, we plan to continue supplementing our newspaper advertising program with a combination of in-store and targeted marketing programs.

•	Analytics/tools. We continue to develop online tools for our field organization to utilize. These dashboards help field management analyze sales by store and category, margin impact, inventory levels and completion of corporate directed tasks, along with many other metrics, in which the Company can optimize results and allow field input for any exceptions in these categories.
•	New store design. Our stores provide a “one-stop-shopping” destination for arts, crafts and floral merchandise. We design our stores to be attractive and easy-to-shop with a layout intended to lead customers through the entire store in order to expose them to all of our merchandise categories while inspiring creativity. In fiscal 2007, we opened our first store using our new Nevada prototype and at the end of the first quarter of fiscal 2010 we operated 29 Nevada class stores. We intend to use this current format for all new store openings, relocations and remodels. We believe that the current store model provides an inviting, functional shopping experience that sells creativity, imagination and fun for our customers. The Nevada class model is designed to improve the overall shopping experience, promote the A.C. Moore brand, employ a “shop-within-a-shop” strategy with separate pods for merchandise in the same category and promote products through more effective product adjacencies, improved sight lines and more attractive and effective signage. In fiscal 2010, we intend to focus on remodeling existing locations to this store model. Our current plan is to remodel 12 existing locations and relocate three existing stores using the current store model.
Results of Operations
The following table sets forth, for the periods indicated selected statement of operations data expressed as a percentage of net sales and the number of stores open at the end of each such period:

	Quarter Ended
	April 3,	April 4,
	2010	2009
Net sales	100.0%	100.0%
Cost of sales	56.8	57.2

Gross margin	43.2	42.8
Selling, general and administrative expenses	50.0	45.9
Store pre-opening and closing expenses	0.1	0.4

Loss from operations	(6.9)	(3.4)
Interest expense (income), net	0.2	0.6

Loss before income taxes	(7.2)	(3.9)
Provision for (benefit of) income taxes	0.0	0.0

Net loss	(7.2)%	(4.0)%

Number of stores open at end of period	136	132
Three Months Ended April 3, 2010 Compared to Three Months Ended April 4, 2009
Net Sales. Net sales decreased $3.2 million, or 3.0 percent, to $105.4 million in the three months ended April 3, 2010 from $108.6 million during the three months ended April 4, 2009. This decrease is comprised of (i) a comparable store sales decrease of $5.1 million, or 4.7 percent, and (ii) a net increase of $1.9 million from stores not included in the comparable store base and e-commerce sales. The decline in comparable store sales was primarily due to weak sales in scrapbooking and paper crafts, frames and seasonal products. These three departments accounted for all the decline in comparable store sales. Categories that had an increase in comparable store sales for the quarter include celebrations, home décor and everyday floral. Stores are added to the comparable store base at the beginning of the fourteenth full month of operation. Comparable stores that are relocated or remodeled remain in the comparable store base. Stores that close are removed from the comparable store base as of the beginning of the month of closure.

Gross Margin. Gross margin is net sales minus the cost of merchandise which includes purchasing and receiving costs, inbound freight, duties related to import purchases, internal transfer costs and warehousing costs. Gross margin as a percent of net sales was 43.2 percent for the three months ended April 3, 2010, and 42.8 percent for the three months ended April 4, 2009. The increase in gross margin was primarily the result of improvements in inventory control and security. Merchandise margin as a percent of sales was flat compared to last year. We expect to grow our margin in fiscal 2010 through category management, price optimization and supply chain optimization. However, competitive pressure could result in additional downward pressure on comparable store sales or cause us to be more promotional than we currently expect, which would have a negative impact on margin.
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
Selling, general and administrative expenses were $52.7 million in the first quarter of fiscal 2010, an increase of $2.8 million compared to the $49.8 million in the first quarter of fiscal 2009. This increase was primarily attributable to an increase in advertising expenses, severance benefits related to the retirement of the Company’s Chief Executive Officer and operating four additional stores compared to the first quarter of last year. As a percent of sales, selling, general and administrative expenses increased 4.1 percent to 50.0 percent from 45.9 percent. This increase was the result of deleveraging of store occupancy and payroll costs against a decline in comparable store sales combined with the increased expenses discussed above.
Store Pre-Opening and Closing Expenses. We expense store pre-opening costs as they are incurred, which includes lease costs prior to a store opening. Store closing costs include severance, inventory liquidation costs, asset related charges, lease termination payments and the net present value of future rent obligations less estimated sub-lease income. Store pre-opening and closing expenses of $0.1 million include costs related to the one store that opened in the first quarter of fiscal 2010. In the first quarter of fiscal 2009, we incurred store pre-opening expenses of $0.4 million for the one store that relocated in that quarter and the one store that opened in the second quarter of last year. There were no stores closed during the first quarter of fiscal 2010 or 2009.
Interest Income and Expense. In the first quarter of fiscal 2010, we had interest expense of $0.2 million compared with $0.7 million for the first quarter of fiscal 2009. Fiscal 2009 included $0.4 million of expense related to the termination of an interest rate swap. The decline in interest income is due to a decline in investments combined with lower interest rates compared to last year.
Income Taxes. Based upon its historical and continuing operating losses, the Company continues to record a 100 percent valuation allowances against its net deferred tax assets. Considering these valuation allowances and discrete tax items, we do not expect to incur significant income tax expense or benefit in the current fiscal year.

Liquidity and Capital Resources
Our cash is used primarily to support purchases of inventory, fixtures and equipment and pre-opening expenses. In recent years, we have financed our operations and new store openings primarily with cash from operations. At April 3, 2010 and January 2, 2010, our working capital was $89.9 million and $96.6 million, respectively. Cash used in operations was $11.6 million for the three months ended April 3, 2010. This was principally the result of a $7.5 million increase in the net investment in inventory (change in inventory net of change in accounts payable). For the three months ended April 3, 2009, cash used in operations was $7.8 million which was primarily the result of a $5.5 million decrease in accrued expenses.
Net cash used in investing activities during the three months ended April 3, 2010 was $2.4 million, all of which related to capital expenditures. In fiscal 2010, we expect to spend approximately $10.0 million on capital expenditures, which includes $4.6 million for new and relocated stores, $3.7 million for store maintenance capital and remainder used for information technology and distribution center equipment. For the three months ended April 3, 2009, we invested $3.3 million, all of which related to capital expenditures.
As of January 3, 2009 the Company had a loan agreement with Wachovia Bank N.A. (“Wachovia Loan Agreement”) which consisted of two mortgages and a line of credit. There was $19.1 million outstanding under these mortgages and $10.0 million borrowed under the line of credit in addition to $6.9 million of outstanding stand-by letters of credit. In November 2006, the Company entered into an interest rate swap agreement on the mortgages.
On January 15, 2009, the Company terminated the Wachovia Loan Agreement and interest rate swap and entered into a new credit agreement with Wells Fargo Retail Finance, LLC (“WFRF Loan Agreement”).
Upon closing of the WFRF Loan Agreement, the Company borrowed $19.0 million under the line of credit and, combined with $13.2 million of its own funds, repaid all outstanding obligations under the Wachovia Credit Agreement, including $18.9 million of principal and interest to satisfy the mortgages, $10.0 million to repay an advance under the line of credit and $2.8 million to terminate the interest rate swap. Borrowings under this agreement are for revolving periods of up to three months. In addition $6.9 million in stand-by letters of credit were issued at closing. The amount of outstanding stand-by letters of credit has been reduced to $4.3 million as of the end of the first quarter of fiscal 2010. As of April 3, 2010, the Company had availability under the line of credit of $36.7 million. Subject to availability, there is no debt service requirement during the term of this agreement.
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
Critical Accounting Estimates
A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the fiscal 2009 Form 10-K. There were no changes in these policies during the first quarter of fiscal 2010.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We invest cash balances in excess of operating requirements primarily in money market mutual funds. The fair value of our cash and equivalents at April 3, 2010 approximated carrying value. A hypothetical decrease in interest rates of 10 percent compared to the rates in effect at April 3, 2010 would reduce our interest income by approximately $2,000 annually.
As of April 3, 2010 we had $19.0 million outstanding under our line of credit. The interest rate on our line of credit fluctuates with market rates and therefore the value of this financial instrument will not be impacted by a change in interest rates. A 10 percent increase in interest rates would increase our interest expense by approximately $46,000 annually.
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
We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of April 3, 2010. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of April 3, 2010, our disclosure controls and procedures, as defined in Rule 13a-15(e), were effective to ensure that (i) information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Based on this evaluation, our management determined that no change in internal control over financial reporting occurred during the quarter ended April 3, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 2, 2010 which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended January 2, 2010, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended January 2, 2010.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not Applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable.
ITEM 4. REMOVED AND RESERVED
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

A.C. MOORE ARTS & CRAFTS, INC.

Date: May 6, 2010	By:	/s/ Joseph A. Jeffries Joseph A. Jeffries
Acting Chief Executive Officer and Chief Operating Officer
(Principal Executive Officer)

Date: May 6, 2010	By:	/s/ David Stern David Stern
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”).

31.2	Certification pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.