Form 10-Q
period 2010-07-03
A.C. Moore Arts & Crafts, Inc.
filed 2010-08-10
CIK 1042809

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended July 3, 2010
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

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Outstanding at August 4, 2010

Common Stock, no par value	25,171,764

A.C. MOORE ARTS & CRAFTS, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)
(unaudited)

	July 3,	January 2,	July 4,
	2010	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$31,414	$45,952	$55,981
Inventories	118,360	122,058	118,671
Prepaid expenses and other current assets	7,562	9,239	7,245
Prepaid and receivable income taxes	—	472	1,736
Deferred tax assets	2,554	3,577	3,424

	159,890	181,298	187,057

Non-current assets:
Property and equipment, net	79,592	81,938	89,831
Other assets	1,717	2,233	2,782

	$241,199	$265,469	$279,670

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$19,000	$19,000	$19,000
Trade accounts payable	33,096	37,047	44,094
Accrued payroll and payroll taxes	2,202	1,973	2,373
Accrued expenses	22,601	24,580	19,134
Accrued lease liability	2,030	2,071	1,941

	78,929	84,671	86,542

Non-current liabilities:
Deferred tax liability and other	2,323	3,344	3,371
Accrued lease liability	16,246	17,380	17,128

	18,569	20,724	20,499

	97,498	105,395	107,041

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; none issued	—	—	—

Common stock, no par value, 40,000,000 shares authorized; shares issued and outstanding 25,171,764; 24,851,594; and 24,719,955 at July 3, 2010, January 2, 2010 and July 4, 2009, respectively	137,438	136,586	135,695

Retained earnings	6,263	23,488	36,934

	143,701	160,074	172,629

	$241,199	$265,469	$279,670

See accompanying notes to financial statements.

A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(unaudited)

	Quarter Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009

Net sales	$99,850	$104,442	$205,219	$213,089
Cost of sales (including buying and distribution costs)	56,296	60,978	116,197	123,078

Gross margin	43,554	43,464	89,022	90,011
Selling, general and administrative expenses	51,542	51,211	104,209	101,044
Store pre-opening and closing expenses	970	284	1,083	682

Loss from operations	(8,958)	(8,031)	(16,270)	(11,715)
Interest expense	235	212	466	943
Interest (income)	(16)	(116)	(20)	(249)

Loss before income taxes	(9,177)	(8,127)	(16,716)	(12,409)
Provision for (benefit of) income taxes	485	22	509	48

Net loss	$(9,662)	$(8,149)	$(17,225)	$(12,457)

Basic net loss per share	$(0.40)	$(0.38)	$(0.71)	$(0.60)

Diluted net loss per share	$(0.40)	$(0.38)	$(0.71)	$(0.60)

Basic weighted average shares outstanding	24,419	21,313	24,379	20,881

Diluted weighted average shares outstanding	24,419	21,313	24,379	20,881
See accompanying notes to financial statements.

A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	July 3,	July 4,
	2010	2009
Cash flows from operating activities:
Net loss	$(17,225)	$(12,457)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,508	8,205
Stock based compensation expense	926	933
Provision for (benefit of) deferred income taxes, net	—	(13)
Changes in assets and liabilities:
Inventories	3,698	(9,306)
Prepaid expenses and other current assets	2,149	5,769
Accounts payable	(3,951)	321
Accrued payroll, payroll taxes and accrued expenses	(1,750)	(4,786)
Accrued lease liability	(1,175)	(1,179)
Other	517	(92)

Net cash (used in) operating activities	(9,302)	(12,605)

Cash flows from investing activities:
Capital expenditures	(5,162)	(5,633)

Net cash (used in) investing activities	(5,162)	(5,633)

Cash flows from financing activities:
Exercise of stock options	(74)	—
Issuance of common stock	—	9,853
Borrowing under line of credit	—	19,000
Repayment of long-term debt	—	(29,071)

Net cash (used in) financing activities	(74)	(218)

Net decrease in cash and cash equivalents	(14,538)	(18,456)
Cash and cash equivalents at beginning of period	45,952	74,437

Cash and cash equivalents at end of period	$31,414	$55,981

See accompanying notes to financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Basis of Presentation
The consolidated financial statements included herein include the accounts of A.C. Moore Arts & Crafts, Inc. and its wholly owned subsidiaries. As used herein, unless the context otherwise requires, all references to “A.C. Moore,” “the Company,” “we,” “our,” “us” and similar terms in this report refer to A.C. Moore Arts & Crafts, Inc. together with its subsidiaries. The Company is a specialty retailer of arts, crafts and floral merchandise for a wide range of customers. As of July 3, 2010, the Company operated a chain of 135 stores. The stores are located in the Eastern United States. The Company also serves customers nationally via its e-commerce site, www.acmoore.com.
The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported period and related disclosures. Significant estimates made as of and for the three and six month periods ended July 3, 2010 and July 4, 2009 include, among others, provisions for shrinkage, capitalized buying, freight, warehousing and distribution costs related to inventory, the net realizable value of merchandise designated for clearance or slow-moving merchandise, the future rental obligations and carrying costs of closed stores and the liability for workers compensation, general liability and health insurance claims. Actual results could differ materially from those estimates. Certain prior year amounts have been reclassified to correspond to current year presentation.
These financial statements have been prepared by management without audit and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended January 2, 2010 (“fiscal 2009”). The current fiscal year will end on January 1, 2011 (“fiscal 2010”). Due to the seasonality of the Company’s business, the results for the interim periods are not necessarily indicative of the results for the year. The Company has included its balance sheet as of July 4, 2009 to assist in viewing the Company on a full-year basis. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair statement of the interim financial statements. In the opinion of management, all such adjustments are of a normal and recurring nature.
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

(3) Fair Value Measurements
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
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of July 3, 2010, January 2, 2010 and July 4, 2009:

		Fair Value Measurements Using
			Significant Other	Significant
		Quoted Prices in	Observable	Unobservable	Total
	Total Carrying	Active Markets	Inputs	Inputs	Gains
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)	(Losses)
Recurring
As of July 3, 2010
Cash Equivalents	$28,773	$28,773	$—	$—

As of January 2, 2010
Cash Equivalents	$44,300	$44,300	$—	$—

As of July 4, 2009
Cash Equivalents	$53,771	$53,771	$—	$—

Nonrecurring
As of January 2, 2010
Long-lived assets held and used (1)	$1,256	$—	$—	$1,256	$(4,300)

(1)	Represents retail store fixed assets written down to their value, resulting in an impairment charge of $4.3 million which was included in earnings for the period.
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
(5) Shareholders’ Equity
During the six months ended July 3, 2010, shareholders’ equity changed as follows:

				Accumulated
				Other
	Number	Common	Retained	Comprehensive
(In thousands, except share data)	of Shares	Stock	Earnings	(Loss)	Total
Balance, January 2, 2010	24,851,594	$136,586	$23,488	$—	$160,074
Net loss	—	—	(17,225)	—	(17,225)

Total comprehensive loss					$(17,225)
Stock options — net	62,671	(74)	—	—	(74)
Stock-based compensation expense	—	926	—	—	926
Restricted shares — net	257,499

Balance, July 3, 2010	25,171,764	137,438	6,263	—	143,701

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
On January 15, 2009, the Company terminated the Wachovia Loan Agreement and interest rate swap and entered into a new credit agreement with Wells Fargo Retail Finance, LLC (“WFRF Loan Agreement”). Upon closing of the WFRF Loan Agreement, the Company borrowed $19.0 million under the line of credit and, combined with $13.2 million of its own funds, repaid all outstanding obligations under the Wachovia Credit Agreement including $2.8 million to terminate the interest rate swap. Borrowings under this agreement are for revolving periods of up to three months. As of July 3, 2010, the Company had borrowed $19.0 million and had an additional $4.3 million in outstanding stand-by letters of credit. As of the end of the second quarter of fiscal 2010 availability under the line of credit was $36.7 million. Subject to availability, there is no debt service requirement during the term of this agreement.
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
(7) Income Taxes
The Company uses the asset and liability method of accounting for income taxes. The Company does business in various jurisdictions that impose income taxes. Management determines the aggregate amount of income tax expense to accrue and the amount currently payable based upon the tax statutes of each jurisdiction. This process involves adjusting income determined using generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred taxes are reflected on the Company’s balance sheet for temporary differences that will reverse in subsequent years. A change in tax rates is recognized as income or expense in the period in which the change becomes effective. Valuation allowances are recorded to reduce the carrying amount of deferred tax assets, when it is more likely than not that such assets will not be realized. In fiscal 2008, the Company determined that it was necessary to record a full valuation allowance against its net deferred tax assets due to, among other factors, the Company’s cumulative three-year loss position. In fiscal 2010, the Company is still in a cumulative three-year loss position and continues to record a valuation allowance. As of July 3, 2010, the valuation allowance was $26.8 million.
In June of 2010, the Company reached a preliminary agreement with the Internal Revenue Service on all open audit issues relating to the 2003 through 2008 tax years. This agreement will result in a $0.5 million reduction of a refund related to a previously filed net operating loss carry back claim and has been recorded as income tax expense in this quarter. Based upon its historical and continuing operating losses, the Company expects to record 100% valuation allowances against its net deferred tax assets for the remainder of fiscal 2010. The expiration of statutes and closing of audits during the remainder of fiscal 2010 may reduce the amount of unrecognized tax benefits by approximately $0.3 million which would result in a current tax benefit.

(8) Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
(In thousands, except per share data)	2010	2009	2010	2009

Net loss	$(9,662)	$(8,149)	$(17,225)	$(12,457)

Weighted average shares:
Basic	24,419	21,313	24,379	20,881
Incremental shares from assumed exercise of stock options and stock appreciation rights	—	—	—	—

Diluted	24,419	21,313	24,379	20,881

Basic net loss per share	$(0.40)	$(0.38)	$(0.71)	$(0.60)

Diluted net loss per share	$(0.40)	$(0.38)	$(0.71)	$(0.60)

Stock options and stock appreciation rights excluded from calculation because exercise price was greater than average market price	2,612	1,628	2,623	1,655

Potentially dilutive shares excluded from the calculation as the result would be anti-dilutive	920	446	909	419

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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Relating to Forward-looking Statements
The following discussion contains statements that are forward-looking within the meaning of applicable federal securities laws and are based on our current expectations and assumptions as of this date. These statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated. Factors that could cause actual results to differ from those anticipated include, but are not limited to, the failure to consummate our identified strategic objectives, the effect of economic conditions, our ability to implement our business and operating initiatives to improve sales and profitability, our ability to maintain liquidity and preserve cash, our ability to comply with the terms of our credit facility, changes in the labor market and our ability to hire and retain associates and members of senior management, the impact of existing or future government regulation, execution and results of our real estate strategy, competitive pressures, customer demands and trends in the arts and crafts industry, our failure to accurately respond to inventory and merchandise requirements, the impact of unfavorable weather conditions, disruption in our operations or supply chain, changes in our relationships with suppliers, difficulties with respect to new system technologies, difficulties in implementing measures to reduce costs and expenses and improve margins, supply constraints or difficulties, the effectiveness of and changes to advertising and marketing strategies and other risks detailed in the Company’s Securities and Exchange Commission (“SEC”) filings. A. C. Moore undertakes no obligation to update or revise any forward-looking statement whether as the result of new developments or otherwise. For additional information concerning factors that could cause actual results to differ materially from the information contained herein, reference is made to the information under Part II, “Item 1A. Risk Factors” as set forth below and in our annual report on Form 10-K for the year ended January 2, 2010 as filed with the SEC.

Overview
General
We are a specialty retailer of arts, crafts and floral merchandise for a wide range of customers. Our first store opened in Moorestown, New Jersey in 1985. As of July 3, 2010, we operated 135 stores in the Eastern United States. Our stores typically range from 20,000 to 25,000 square feet with an average of 22,500 square feet. We also serve customers nationally through our e-commerce site, www.acmoore.com.
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
For the three months ended July 3, 2010, comparable store sales decreased by 5.9 percent, while gross margin as a percent of sales increased 2.0 percentage points over the second quarter of last year. The decline in comparable store sales was primarily due to weak sales in paper crafts, frames and seasonal products. These departments accounted for the majority of the decline in comparable store sales. Categories that had an increase in comparable store sales for the quarter include home accents, everyday floral and fine art.
The increase in gross margin was primarily the result of improvements in promotional management and vendor participation in merchandise resets. We expect to continue to grow our margin in fiscal 2010 through category management, price optimization and supply chain optimization. However, competitive pressure and further deterioration in an already weakened retail environment could result in additional downward pressure on comparable store sales or cause us to be more promotional than we currently expect, which would have a negative impact on margin.
Business and Operating Strategy
Management’s primary business and operating initiatives are discussed below.
Increase sales. We continue to strive toward increasing sales through better execution in customer service, improved in-stock positions, an integrated marketing/advertising program and an enhanced merchandise assortment which inspires creativity.

•	Enhanced merchandise assortment. We continually seek to identify new and unique product lines and merchandise assortments that differentiate us from our competitors. We regularly review our supplier base and product assortment to ensure that we are offering newness to our customers and enhancing the overall shopping experience.
•	Customer insight and service. We continue to enhance our customer feedback tools designed to better understand our customers’ expectations and purchasing motivation, with the goal of developing stronger relationships with our customers. We continually train our store associates and monitor our results.
•	Integrated marketing/advertising program. We have an integrated marketing and advertising mix and continue to test new vehicles to drive traffic, sales and profitability. Our marketing mix is designed to enable us to reach both current and prospective customers more efficiently. Our various marketing and advertising vehicles enable us to be more productive with promotional items, along with more options to introduce new items and programs. We continue to place importance on inspiring our customers’ creativity and education through our class and demonstration programs. We believe these activities drive traffic, promote new or key products, and support our customers’ desire to learn about new trends, techniques or projects, and reinforce a key emotional motivator for crafting and gift giving — realizing a sense of personal accomplishment.
•	Promotional strategies. We continue to test and refine new advertising and marketing vehicles and manage our categories closely to keep our assortment fresh and optimize our price points. We have enhanced our processes which has enabled us to identify and feature the right items in our print advertising. We have also increased our direct marketing initiatives and other retention programs which we believe contribute to incremental sales, increased customer traffic and margin enhancement. In fiscal 2010, we will primarily use newspaper advertising to drive sales and traffic. However, we are testing other vehicles to further enhance the productivity of the advertising spend. We continue to utilize the services of a strategic media partner to assist us in our overall circulation strategy.
•	Improved in-stock position. Maintaining a high in-stock position is critical to driving sales, as providing the components for a particular craft project is essential to meeting customer demand. Our perpetual inventory system has allowed us to achieve better in-stock positions by providing information about quantities available at the store level. In fiscal 2009, we completed implementation of an automated replenishment system. During fiscal 2010, we expect to continue converting additional stock-keeping units (“SKUs”) to this system.
•	A.C. Moore Rewards program. In July 2009, we launched our A.C. Moore Rewards program to all of our stores. We continue to sign up new customers to this program on a regular basis. We now have access to business intelligence related to who our customers are, what they purchase, and how often they visit our stores. We believe this initiative will support our strategic efforts at differentiating ourselves from our competition while providing our customers with more reasons to shop in our stores.
Increase gross margin. We are focused on increasing gross margin through implementation of a category management process where we regularly review our product mix, regular and promotional price optimization, and continual supply chain optimization.
•	Category management. The category management process leverages merchandise assortment planning tools, the use of a merchandise planning calendar and an open-to-buy process focused on sales and inventory productivity.

•	Price optimization. We believe we have opportunities to increase our gross margin by optimizing our regular shelf prices and employing market basket tools to improve promotional sales.
•	Supply chain optimization. In addition to our ongoing supply chain initiatives of improving our in-stock positions, optimizing inventory levels, increasing merchandise turns and improving distribution efficiencies, in fiscal 2010 we continue to focus on two key projects: automated replenishment and cross-docking. In fiscal 2009, we completed implementation of our automated replenishment system and continue to add additional product categories into the process. In the first quarter of fiscal 2010, we completed implementation of an advanced sales forecasting service which allows us to establish appropriate inventory levels at the SKU and store level. Our second key project, cross-docking, will allow our vendors to ship orders, which were previously shipped to stores, directly to our warehouse where they will be combined with orders picked from our warehouse stock and shipped to the stores on the same trailers. We believe this project will minimize vendor direct-to-store shipments, reduce freight costs, and enable us to leverage our current distribution center to handle the vast majority of merchandise sold in our stores, allowing store associates to spend more time serving our customers. By the end of the second quarter of fiscal 2010, all planned vendors were successfully converted to our new cross-dock program.
Improve store profitability. We continue to strive to improve our store profitability using the following tactics:
•	Real estate portfolio strategy. Management continually reviews opportunities for stores in new markets and for relocations of existing stores where strategically prudent and economically viable. However, we will proceed cautiously with only two new store openings planned for fiscal 2010. Existing stores are reviewed on a periodic basis to identify underperforming locations for potential remodeling, relocation or closure. We expect to close three or four stores in fiscal 2010. During fiscal 2009, we successfully completed several lease renegotiations lowering the cost of occupancy across a group of stores. This effort will continue into fiscal 2010 and beyond.
•	Advertising spending. In fiscal 2010, we intend to continue utilizing the services of a newspaper placement agency to assist in the negotiation of our insertion rates while optimizing our circulation based on zip code surveys and newspaper circulation updates. In addition, we plan to continue supplementing our newspaper advertising program with a combination of in-store and targeted marketing programs.
•	Analytics/tools. We continue to develop online tools for our field organization to utilize. These dashboards help field management analyze sales by store and category, margin impact, inventory levels and completion of corporate directed tasks, along with many other metrics, in which the Company can optimize results and allow field input for any exceptions in these categories.
•	New store design. Our stores provide a “one-stop-shopping” destination for arts, crafts and floral merchandise. We design our stores to be attractive and easy-to-shop with a layout intended to lead customers through the entire store in order to expose them to all of our merchandise categories while inspiring creativity. In fiscal 2007, we opened our first store using our new Nevada prototype and at the end of the second quarter of fiscal 2010 we operated 30 Nevada class stores. We intend to use this current format for all new store openings, relocations and remodels. We believe that the current store model provides an inviting, functional shopping experience that sells creativity, imagination and fun for our customers. The Nevada class model is designed to improve the overall shopping experience, promote the A.C. Moore brand, employ a “shop-within-a-shop” strategy with separate pods for merchandise in the same category and promote products through more effective product adjacencies, improved sight lines and more attractive and effective signage. In fiscal 2010, we intend to focus on remodeling existing locations to this store model. Our current plan is to remodel 12 existing locations and relocate three existing stores using the current store model.

Results of Operations
The following table sets forth, for the periods indicated selected statement of operations data expressed as a percentage of net sales and the number of stores open at the end of each such period:

	Quarter Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	56.4	58.4	56.6	57.8

Gross margin	43.6	41.6	43.4	42.2
Selling, general and administrative expenses	51.6	49.0	50.8	47.4
Store pre-opening and closing expenses	1.0	0.3	0.5	0.3

Loss from operations	(9.0)	(7.7)	(7.9)	(5.5)
Interest expense (income), net	0.2	0.1	0.2	0.3

Loss before income taxes	(9.2)	(7.8)	(8.1)	(5.8)
Provision for (benefit of) income taxes	0.5	0.0	0.2	0.0

Net loss	(9.7)%	(7.8)%	(8.4)%	(5.8)%

Number of stores open at end of period	135	133
Quarter Ended July 3, 2010 Compared to Quarter Ended July 4, 2009
Net Sales. Net sales decreased $4.5 million, or 4.3%, to $99.9 million in the three months ended July 3, 2010 from $104.4 million during the three months ended July 4, 2009. This decrease is comprised of (i) a comparable store sales decrease of $6.1 million, or 5.9%, (ii) a net increase in sales of $1.7 million from new stores not included in the comparable store base and e-commerce sales, and (iii) a decrease in sales of $0.1 million from stores closed since July 4, 2009. The decline in comparable store sales was primarily due to weak sales in paper crafts, frames and seasonal products. These departments accounted for the majority of the decline in comparable store sales. Categories that had an increase in comparable store sales for the quarter include home accents, everyday floral and fine art.
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
Gross Margin. Gross margin is net sales minus the cost of merchandise, purchasing and receiving costs, inbound freight, duties related to import purchases, internal transfer costs and warehousing costs. Gross margin as a percent of net sales was 43.6% for the three months ended July 3, 2010, and 41.6% for the three months ended July 4, 2009, an increase of 2.0 percentage points. The increase in gross margin was primarily the result of improvements in promotional management and vendor participation in merchandise resets. We expect to grow our margin in fiscal 2010 through category management, price optimization and supply chain optimization. However, competitive pressure could result in additional downward pressure on comparable store sales or cause us to be more promotional than we currently expect, which would have a negative impact on margin.

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
Selling, general and administrative expenses were $51.5 million in the second quarter of fiscal 2010, an increase of $0.3 million compared to the $51.2 million in the second quarter of fiscal 2009. This increase was primarily attributable to the operation of additional stores compared to the second quarter last year. These costs were partially offset by reductions in payroll. As a percent of sales, selling, general and administrative expenses increased 2.6 percentage points to 51.6% from 49.0%. This increase was the result of higher expenses against a decline in store sales.
Store Pre-Opening and Closing Expenses. Store pre-opening costs are expensed as incurred and include the direct incremental costs to prepare a store for opening, including labor and travel, rent and occupancy costs from the date we take possession of the property. Store closing costs include severance, inventory liquidation costs, asset related charges, lease termination payments and the net present value of future rent obligations less estimated sub-lease income. Second quarter store pre-opening and closing expenses totaled $1.0 million and are primarily related to revisions in the estimates for the future rent obligations, net of sub-lease income for stores that were closed in prior years. Fiscal 2009 second quarter expenses of $0.3 million were comprised of costs related to the one store opened in that quarter and ongoing operating costs for stores previously closed.
Interest Income and Expense. We had net interest expense of $0.2 million in second quarter of fiscal 2010 compared to net interest expense of $0.1 million in fiscal 2009. This reduction is attributable to a decline in both the amount of our invested cash and the interest rate earned on those investments.
Income Taxes. In June of 2010, the Company reached a preliminary agreement with the Internal Revenue Service on all open audit issues relating to the 2003 through 2008 tax years. This agreement will result in a $0.5 million reduction of a refund related to a previously filed net operating loss carry back claim and has been recorded as income tax expense in this quarter. Based upon its historical and continuing operating losses, the Company expects to record 100% valuation allowances against its net deferred tax assets for the remainder of fiscal 2010. The expiration of statutes and closing of audits during the remainder of fiscal 2010 may reduce the amount of unrecognized tax benefits by approximately $0.3 million which would result in a current tax benefit.
Six Months Ended July 3, 2010 Compared to Six Months Ended July 4, 2009
Net Sales. Net sales decreased $7.9 million, or 3.7% to $205.2 million in the six months ended July 3, 2010 from $213.1 million in the comparable 2009 period. This decrease is comprised of (i) a comparable store sales decrease of $11.2 million, or 5.3%, (ii) an increase in net sales of $3.5 million from new stores not included in the comparable store base and e-commerce sales, and (iii) a net sales decrease of $0.2 million from stores closed since the comparable period last year. The decline in comparable store sales was primarily due to weak sales in paper crafts, frames and seasonal products. Categories that had an increase in comparable store sales for the first six months of 2010 include home accents, everyday floral and fine art.

Gross Margin. Gross margin is net sales minus the cost of merchandise, purchasing and receiving costs, inbound freight, duties related to import purchases, internal transfer costs and warehousing costs. Gross margin as a percent of net sales was 43.4% for the six months ended July 3, 2010, and 42.2% for the six months ended July 4, 2009, an increase of 1.2 percentage points. The increase in gross margin was primarily the result of improvements in promotional management and inventory control and security. We expect to grow our margin in fiscal 2010 through category management, price optimization and supply chain optimization. However, competitive pressure could result in additional downward pressure on comparable store sales or cause us to be more promotional than we currently expect, which would have a negative impact on margin.
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
Selling, general and administrative expenses were $104.2 million in the first two quarters of fiscal 2010, an increase of $3.2 million compared to the $101.0 million in the first two quarters of fiscal 2009. This increase was primarily attributable to the operation of additional stores, an increase in advertising expenses and severance benefits compared to the first six months of last year. As a percent of sales, selling, general and administrative expenses increased 3.4 percentage points to 50.8% from 47.4%. This increase was the result of higher expenses against a decline in store sales.
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
In the first six months of 2010 store preopening and closing expense totaled $1.1 million which is primarily related to revisions in the estimates for the future rent obligations, net of sub-lease income for stores that were closed in prior years plus costs for the one store we opened during the first quarter of this year. In the first half of 2009, we incurred store pre-opening and closing expenses of $0.7 million for the one store opened, the one store we relocated and ongoing operating costs for stores previously closed.
Interest Income and Expense. In the first six months of 2010, the Company had net interest expense of $0.4 million, compared with the first six months of 2009 when the Company had net interest expense of $0.7 million. Fiscal 2009 included $0.4 million of interest expense related to the termination of an interest rate swap. The decline in interest income is due to a decline in investments combined with lower interest rates compared to last year.
Income Taxes. In June of 2010, the Company reached a preliminary agreement with the Internal Revenue Service on all open audit issues relating to the 2003 through 2008 tax years. This agreement will result in a $0.5 million reduction of a refund related to a previously filed net operating loss carry back claim and has been recorded as income tax expense in this quarter. Based upon its historical and continuing operating losses, the Company expects to record 100% valuation allowances against its net deferred tax assets for the remainder of fiscal 2010. The expiration of statutes and closing of audits during the remainder of fiscal 2010 may reduce the amount of unrecognized tax benefits by approximately $0.3 million which would result in a current tax benefit.

Liquidity and Capital Resources
Our cash is used primarily to support purchases of inventory, fixtures and equipment and pre-opening expenses. In recent years, we have financed our new store openings primarily with cash from operations and a $10.0 million private placement completed in May 2009. At July 3, 2010 and January 2, 2010, our working capital was $81.0 million and $96.6 million, respectively. Cash used in operations was $9.3 million for the six months ended July 3, 2010. This was primarily the result of a net loss of $17.2 million reduced by noncash expenses for depreciation and stock compensation totaling $8.4 million. For the six months ended July 4, 2009, cash used in operations totaled $12.6 million which was primarily the result of a $9.0 million increase in the net investment in inventory and a net loss of $12.5 million partially offset by $9.1 million in noncash expenses.
Net cash used in investing activities during the six months ended July 3, 2010 was $5.2 million, all of which related to capital expenditures. In Fiscal 2010, we expect to spend approximately $11.0 million on capital expenditures, primarily for new, remodeled and relocated stores, store maintenance capital and, to a lesser extent, information technology and distribution center equipment. For the six months ended July 4, 2009, we invested $5.6 million, all of which related to capital expenditures.
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
On January 15, 2009, the Company terminated the Wachovia Loan Agreement and interest rate swap and entered into a new credit agreement with Wells Fargo Retail Finance, LLC (“WFRF Loan Agreement”). Upon closing of the WFRF Loan Agreement, the Company borrowed $19.0 million under the line of credit and, combined with $13.2 million of its own funds, repaid all outstanding obligations under the Wachovia Credit Agreement, including $18.9 million of principal and interest to satisfy the mortgages, $10.0 million to repay an advance under the line of credit and $2.8 million to terminate the interest rate swap. Borrowings under this agreement are for revolving periods of up to three months. In addition $6.9 million in stand-by letters of credit were issued at closing. The amount of outstanding stand-by letters of credit has been reduced to $4.3 million as of the end of the second quarter of fiscal 2010. As of July 3, 2010, the Company had availability under the line of credit of $36.7 million. Subject to availability, there is no debt service requirement during the term of this agreement.
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
The agreement defines various events of default which include without limitation, a material adverse effect (as defined in the agreement), failure to pay amounts when due, cross-default provisions, material liens or judgments, insolvency, bankruptcy or a change of control. Upon the occurrence of an event of default, the lender may take actions that include increasing the interest rate on outstanding obligations, discontinuing advances and accelerating the Company’s obligations.

On May 27, 2009 the Company completed a $10.0 million private placement pursuant to which it issued 4.0 million shares of the Company’s common stock priced at $2.50 per share. The Company used the proceeds for general working capital purposes.
We believe the cash generated from operations during the year and available borrowings under the line of credit agreement will be sufficient to finance our working capital and capital expenditure requirements for at least the next 12 months.
Critical Accounting Estimates
A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the fiscal 2009 Form 10-K. There were no changes in these policies during the second quarter of fiscal 2010.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We invest cash balances in excess of operating requirements primarily in money market mutual funds. The fair value of our cash and equivalents at July 3, 2010 equaled carrying value. A hypothetical decrease in interest rates of 10% compared to the rates in effect at July 3, 2010 would reduce our interest income by approximately $7,000 annually.
As of July 3, 2010 we had $19.0 million outstanding under our line of credit. The interest rate on our line of credit fluctuates with market rates and therefore the fair value of this financial instrument will not be impacted by a change in interest rates. A 10% increase in interest rates would increase our interest expense by approximately $57,000 annually.
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
We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of July 3, 2010. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of July 3, 2010, our disclosure controls and procedures, as defined in Rule 13a-15(e), were effective to ensure that (i) information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Based on this evaluation, our management determined that no change in internal control over financial reporting occurred during the quarter ended July 3, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

A.C. MOORE ARTS & CRAFTS, INC.
Date: August 10, 2010	By:	/s/ Joseph A. Jeffries
Joseph A. Jeffries
Chief Executive Officer and Chief Operating Officer (Principal executive officer)

Date: August 10, 2010	By:	/s/ David R. Stern
David R. Stern
Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”).

31.2	Certification pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.