Form 10-Q
period 2010-10-02
A.C. Moore Arts & Crafts, Inc.
filed 2010-11-09
CIK 1042809

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended October 2, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Outstanding at November 2, 2010

Common Stock, no par value	25,106,848

A.C. MOORE ARTS & CRAFTS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)
(unaudited)

	October 2,	January 2,	October 3,
	2010	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$25,394	$45,952	$31,326
Inventories	122,233	122,058	138,151
Prepaid expenses and other current assets	8,484	9,239	7,621
Prepaid and receivable income taxes	—	472	40
Deferred tax assets	2,314	3,577	2,764

	158,425	181,298	179,902

Non-current assets:
Property and equipment, net	78,236	81,938	88,069
Other assets	1,442	2,233	2,485

	$238,103	$265,469	$270,456

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$19,000	$19,000	$19,000
Trade accounts payable	38,586	37,047	48,648
Accrued payroll and payroll taxes	2,011	1,973	1,704
Accrued expenses	23,519	24,580	19,020
Accrued lease liability	2,478	2,071	1,941

	85,594	84,671	90,313

Non-current liabilities:
Deferred tax liability and other	2,102	3,344	2,722
Accrued lease liability	14,620	17,380	17,242

	16,722	20,724	19,964

	102,316	105,395	110,277

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; none issued	—	—	—

Common stock, no par value, 40,000,000 shares authorized; shares issued and outstanding 25,106,848; 24,851,594 and 24,719,954 at October 2, 2010, January 2, 2010 and October 3, 2009, respectively	137,671	136,586	136,154

Retained earnings (deficit)	(1,884)	23,488	24,025

	135,787	160,074	160,179

	$238,103	$265,469	$270,456

See accompanying notes to financial statements.

A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(unaudited)

	Quarter Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009

Net sales	$99,669	$106,083	$304,888	$319,172
Cost of sales (including buying and distribution costs)	57,435	65,350	173,632	188,428

Gross margin	42,234	40,733	131,256	130,744
Selling, general and administrative expenses	49,589	53,177	153,798	154,221
Store pre-opening and closing expenses	562	250	1,645	932

Loss from operations	(7,916)	(12,694)	(24,186)	(24,409)
Interest expense	245	248	711	1,191
Interest (income)	(14)	(57)	(34)	(306)

Loss before income taxes	(8,147)	(12,885)	(24,863)	(25,294)
Provision for income taxes	—	24	509	72

Net loss	$(8,147)	$(12,909)	$(25,372)	$(25,366)

Basic net loss per share	$(0.33)	$(0.53)	$(1.04)	$(1.16)

Diluted net loss per share	$(0.33)	$(0.53)	$(1.04)	$(1.16)

Basic weighted average shares outstanding	24,494	24,325	24,413	21,914

Diluted weighted average shares outstanding	24,494	24,325	24,413	21,914
See accompanying notes to financial statements.

A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	October 2,	October 3,
	2010	2009
Cash flows from operating activities:
Net loss	$(25,372)	$(25,366)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,889	12,080
Stock based compensation expense	1,166	1,392
Changes in assets and liabilities:
Inventories	(175)	(28,786)
Prepaid expenses, taxes and other current assets	1,227	2,589
Accounts payable	1,539	9,374
Accrued payroll, payroll taxes and accrued expenses	(1,023)	(5,568)
Accrued lease liability	(2,353)	(1,065)
Other	812	204

Net cash (used in) operating activities	(12,290)	(35,147)

Cash flows from investing activities:
Capital expenditures	(8,187)	(7,746)

Net cash (used in) investing activities	(8,187)	(7,746)

Cash flows from financing activities:
Exercise of stock options	(81)	—
Issuance of common stock	—	9,853
Borrowing under line of credit	—	19,000
Repayment of long-term debt	—	(29,071)

Net cash provided by (used in) financing activities	(81)	(218)

Net decrease in cash and cash equivalents	(20,558)	(43,111)

Cash and cash equivalents at beginning of period	45,952	74,437

Cash and cash equivalents at end of period	$25,394	$31,326

See accompanying notes to financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Basis of Presentation
The consolidated financial statements included herein include the accounts of A.C. Moore Arts & Crafts, Inc. and its wholly owned subsidiaries. As used herein, unless the context otherwise requires, all references to “A.C. Moore,” “the Company,” “we,” “our,” “us” and similar terms in this report refer to A.C. Moore Arts & Crafts, Inc. together with its subsidiaries. The Company is a specialty retailer of arts, crafts and floral merchandise for a wide range of customers. As of October 2, 2010, the Company operated a chain of 135 stores. The stores are located in the Eastern United States. The Company also serves customers nationally via its e-commerce site, www.acmoore.com.
The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported period and related disclosures. Significant estimates made as of and for the three and nine month periods ended October 2, 2010 and October 3, 2009 include, among others, provisions for shrinkage, capitalized buying, freight, warehousing and distribution costs related to inventory, the net realizable value of merchandise designated for clearance or slow-moving merchandise, the future rental obligations and carrying costs of closed stores and the liability for workers compensation, general liability and health insurance claims. Actual results could differ materially from those estimates. Certain prior year amounts have been reclassified to correspond to current year presentation.
These financial statements have been prepared by management without audit and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended January 2, 2010 (“fiscal 2009”). The current fiscal year will end on January 1, 2011 (“fiscal 2010”). Due to the seasonality of the Company’s business, the results for the interim periods are not necessarily indicative of the results for the year. The Company has included its balance sheet as of October 3, 2009 to assist in viewing the Company on a full-year basis. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair statement of the interim financial statements. In the opinion of management, all such adjustments are of a normal and recurring nature.
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
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of October 2, 2010, January 2, 2010 and October 3, 2009:

		Fair Value Measurements Using
			Significant Other	Significant
		Quoted Prices in	Observable	Unobservable	Total
	Total Carrying	Active Markets	Inputs	Inputs	Gains
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)	(Losses)
Recurring
As of October 2, 2010
Cash Equivalents	$21,687	$21,687	$—	$—

As of January 2, 2010
Cash Equivalents	$44,300	$44,300	$—	$—

As of October 3, 2009
Cash Equivalents	$31,899	$31,899	$—	$—

Nonrecurring
As of January 2, 2010
Long-lived assets held and used (1)	$1,256	$—	$—	$1,256	$(4,300)

(1)	Represents retail store fixed assets written down to their fair value, resulting in an impairment charge of $4.3 million which was included in earnings for the period.
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
(5) Shareholders’ Equity
During the nine months ended October 2, 2010, shareholders’ equity changed as follows:

				Accumulated
			Retained	Other
	Number	Common	Earnings	Comprehensive
(In thousands, except share data)	of Shares	Stock	(Deficit)	(Loss)	Total
Balance, January 2, 2010	24,851,594	$136,586	$23,488	$—	$160,074
Net loss	—	—	(25,372)	—	(25,372)

Total comprehensive loss					$(25,372)
Exercise of stock options	62,911	(81)	—	—	(81)
Stock-based compensation expense	—	1,166	—	—	1,166
Restricted shares — net	192,343

Balance, October 2, 2010	25,106,848	$137,671	$(1,884)	$—	$135,787

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
On January 15, 2009, the Company terminated the Wachovia Loan Agreement and interest rate swap and entered into a new credit agreement with Wells Fargo Retail Finance, LLC (“WFRF Loan Agreement”). Upon closing of the WFRF Loan Agreement, the Company borrowed $19.0 million under the line of credit and, combined with $13.2 million of its own funds, repaid all outstanding obligations under the Wachovia Credit Agreement including $2.8 million to terminate the interest rate swap. Borrowings under this agreement are for revolving periods of up to three months. As of October 2, 2010, the Company had borrowed $19.0 million and had an additional $4.3 million in outstanding stand-by letters of credit. As of the end of the third quarter of fiscal 2010 availability under the line of credit was $36.7 million. Subject to availability, there is no debt service requirement during the term of this agreement.
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
(7) Income Taxes
The Company uses the asset and liability method of accounting for income taxes. The Company does business in various jurisdictions that impose income taxes. Management determines the aggregate amount of income tax expense to accrue and the amount currently payable based upon the tax statutes of each jurisdiction. This process involves adjusting income determined using generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred taxes are reflected on the Company’s balance sheet for temporary differences that will reverse in subsequent years. A change in tax rates is recognized as income or expense in the period in which the change becomes effective. Valuation allowances are recorded to reduce the carrying amount of deferred tax assets, when it is more likely than not that such assets will not be realized. In fiscal 2008, the Company determined that it was necessary to record a full valuation allowance against its net deferred tax assets due to, among other factors, the Company’s cumulative three-year loss position. In fiscal 2010, the Company is still in a cumulative three-year loss position and continues to record a valuation allowance. As of October 2, 2010, the valuation allowance was $29.3 million.
In June of 2010, the Company reached a preliminary agreement with the Internal Revenue Service on all open audit issues relating to the 2003 through 2008 tax years. This agreement resulted in a $0.5 million reduction of a refund related to a previously filed net operating loss carry back claim and was recorded as income tax expense in the second quarter of fiscal 2010. Based upon its historical and continuing operating losses, the Company expects to record 100% valuation allowances against its net deferred tax assets for the remainder of fiscal 2010. The expiration of statutes and closing of audits during the remainder of fiscal 2010 may reduce the amount of unrecognized tax benefits by approximately $0.3 million which would result in a current tax benefit.

(8) Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
(In thousands, except per share data)	2010	2009	2010	2009

Net loss	$(8,147)	$(12,909)	$(25,372)	$(25,366)

Weighted average shares:
Basic	24,494	24,325	24,413	21,914
Incremental shares from assumed exercise of stock options and stock appreciation rights	—	—	—	—

Diluted	24,494	24,325	24,413	21,914

Basic net loss per share	$(0.33)	$(0.53)	$(1.04)	$(1.16)

Diluted net loss per share	$(0.33)	$(0.53)	$(1.04)	$(1.16)

Stock options and stock appreciation rights excluded from calculation because exercise price was greater than average market price	2,007	1,271	2,007	1,298

Potentially dilutive shares excluded from the calculation as the result would be anti-dilutive	912	806	912	779

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

Overview
General
We are a specialty retailer of arts, crafts and floral merchandise for a wide range of customers. Our first store opened in Moorestown, New Jersey in 1985. As of October 2, 2010, we operated 135 stores in the Eastern United States. Our stores typically range from 20,000 to 25,000 square feet with an average of 22,500 square feet. We also serve customers nationally through our e-commerce site, www.acmoore.com.
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
For the three months ended October 2, 2010, comparable store sales decreased by 7.0 percent, while gross margin as a percent of sales increased 4.0 percentage points over the third quarter of last year. The decline in comparable store sales was primarily due to weak sales in paper crafts, fashion crafts and home accents. Categories that had an increase in comparable store sales for the quarter included ready-made frames, seasonal floral and impulse products.
The increase in gross margin was primarily the result of improvements in promotional and everyday price management and inventory security and control. We expect to continue to grow our margin in fiscal 2010 through enhanced processes in promotional management and seasonal clearance activity. However, competitive pressure could result in additional downward pressure on comparable store sales or cause us to be more promotional than we currently expect, which would have a negative impact on margin.
Business and Operating Strategy
Management’s primary business and operating initiatives are discussed below.
Increase sales. We continue to strive toward increasing sales through better execution in customer service, improved in-stock positions, an integrated marketing/advertising program and an enhanced merchandise assortment which inspires creativity.
•	Enhanced merchandise assortment. We continually seek to identify new and unique product lines and merchandise assortments that differentiate us from our competitors. We regularly review our supplier base and product assortment to ensure that we are offering newness to our customers and enhancing the overall shopping experience.
•	Customer insight and service. We continue to enhance our customer feedback tools designed to better understand our customers’ expectations and purchasing motivation, with the goal of developing stronger relationships with our customers. We continually train our store associates and monitor our results.

•	Integrated marketing/advertising program. We have an integrated marketing and advertising mix and continue to test new vehicles to drive traffic, sales and profitability. Our marketing mix is designed to enable us to reach both current and prospective customers more efficiently. Our various marketing and advertising vehicles enable us to be more productive with promotional items, along with more options to introduce new items and programs. We continue to place importance on inspiring our customers’ creativity and education through our class and demonstration programs. We believe these activities drive traffic, promote new or key products, and support our customers’ desire to learn about new trends, techniques or projects, and reinforce a key emotional motivator for crafting and gift giving — realizing a sense of personal accomplishment.
•	Promotional strategies. We continue to test and refine new advertising and marketing vehicles and manage our categories closely to keep our assortment fresh and optimize our price points. We have enhanced our processes which has enabled us to identify and feature the right items in our print advertising. We have also increased our direct marketing initiatives and other retention programs which we believe contribute to incremental sales, increased customer traffic and margin enhancement.
•	Improved in-stock position. Maintaining a high in-stock position is critical to driving sales, as providing the components for a particular craft project is essential to meeting customer demand. Our perpetual inventory system has allowed us to achieve better in-stock positions by providing information about quantities available at the store level. In fiscal 2009, we began implementation of an automated replenishment system. This project has now been completed.
•	A.C. Moore Rewards program. In July 2009, we launched our A.C. Moore Rewards program to all of our stores. We continue to sign up new customers to this program on a regular basis. We now have access to business intelligence related to who our customers are, what they purchase, and how often they visit our stores. We believe this initiative will support our strategic efforts at differentiating ourselves from our competition while providing our customers with more reasons to shop in our stores.
Increase gross margin. We are focused on increasing gross margin through implementation of a category management process where we regularly review our product mix, regular and promotional price optimization, and continual supply chain optimization.
•	Category management. The category management process leverages merchandise assortment planning tools, the use of a merchandise planning calendar and an open-to-buy process focused on sales and inventory productivity.
•	Price optimization. We believe we have opportunities to increase our gross margin by optimizing our regular shelf prices and employing market basket tools to improve promotional sales.
•	Supply chain optimization. In addition to our ongoing supply chain initiatives of improving our in-stock positions, optimizing inventory levels, increasing merchandise turns and improving distribution efficiencies, we have completed two key projects: automated replenishment and cross-docking. In fiscal 2009, we completed implementation of our automated replenishment system and continue to add additional product categories into the process. In the first quarter of fiscal 2010, we completed implementation of an advanced sales forecasting service which allows us to establish appropriate inventory levels at the SKU and store level. Our second key project, cross-docking, allows our vendors to ship orders, which were previously shipped to stores, directly to our warehouse where they are combined with orders picked from our warehouse stock and shipped to the stores on the same trailers. We believe this project minimizes vendor direct-to-store shipments, reduces freight costs, and enables us to leverage our current distribution center to handle the vast majority of merchandise sold in our stores, allowing store associates to spend more time serving our customers.

Improve store profitability. We continue to strive to improve our store profitability using the following tactics:
•	Real estate portfolio strategy. Management continually reviews opportunities for stores in new markets and for relocations of existing stores where strategically prudent and economically viable. However, we will proceed cautiously with only two new store openings and three relocations in fiscal 2010. Existing stores are reviewed on a periodic basis to identify underperforming locations for potential remodeling, relocation or closure. We have closed two stores through the third quarter of fiscal 2010. During fiscal 2009, we successfully completed several lease renegotiations lowering the cost of occupancy across a group of stores. This effort is continuing in fiscal 2010 and beyond.
•	Advertising spending. In fiscal 2010, we continue utilizing the services of a newspaper placement agency to assist in the negotiation of our insertion rates while optimizing our circulation based on zip code surveys and newspaper circulation updates. In addition, we are supplementing our newspaper advertising program with a combination of in-store and targeted marketing programs.
•	Analytics/tools. We continue to develop online tools for our field organization to utilize. These dashboards help field management analyze sales by store and category, margin impact, inventory levels and completion of corporate directed tasks, along with many other metrics, in which the Company can optimize results and allow field input for any exceptions in these categories.
•	New store design. Our stores provide a “one-stop-shopping” destination for arts, crafts and floral merchandise. We design our stores to be attractive and easy-to-shop with a layout intended to lead customers through the entire store in order to expose them to all of our merchandise categories while inspiring creativity. In fiscal 2007, we opened our first store using our new Nevada prototype and at the end of the third quarter of fiscal 2010 we operated 40 Nevada class stores. We intend to use this current format for all new store openings, relocations and remodels. We believe that the current store model provides an inviting, functional shopping experience that sells creativity, imagination and fun for our customers. The Nevada class model is designed to improve the overall shopping experience, promote the A.C. Moore brand, employ a “shop-within-a-shop” strategy with separate pods for merchandise in the same category and promote products through more effective product adjacencies, improved sight lines and more attractive and effective signage. In fiscal 2010, we focused on converting existing locations to this store model. As of the end of the third quarter we have completed our 2010 plan of remodeling 12 locations and relocating three locations using the Nevada format.

Results of Operations
The following table sets forth, for the periods indicated selected statement of operations data expressed as a percentage of net sales and the number of stores open at the end of each such period:

	Quarter Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	57.6	61.6	56.9	59.0

Gross margin	42.4	38.4	43.1	41.0
Selling, general and administrative expenses	49.8	50.1	50.4	48.3
Store pre-opening and closing expenses	0.6	0.2	0.5	0.3

Loss from operations	(7.9)	(12.0)	(7.9)	(7.6)
Interest expense (income), net	0.2	0.2	0.2	0.3

Loss before income taxes	(8.2)	(12.1)	(8.2)	(7.9)
Provision for income taxes	0.0	0.0	0.2	0.0

Net loss	(8.2)%	(12.2)%	(8.3)%	(7.9)%

Number of stores open at end of period	135	133
Quarter Ended October 2, 2010 Compared to Quarter Ended October 3, 2009
Net Sales. Net sales decreased $6.4 million, or 6.0%, to $99.7 million in the three months ended October 2, 2010 from $106.1 million during the three months ended October 3, 2009. This decrease is comprised of (i) a comparable store sales decrease of $7.3 million, or 7.0%, (ii) a net increase in sales of $1.6 million from new stores not included in the comparable store base and e-commerce sales, and (iii) a decrease in sales of $0.7 million from stores closed since October 3, 2009. The decline in comparable store sales was primarily due to weak sales in paper crafts, fashion crafts and home accents. Categories that had an increase in comparable store sales for the quarter include ready-made frames, seasonal floral and impulse products.
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
Gross Margin. Gross margin is net sales minus the cost of merchandise, buying and receiving costs, freight, duties related to import purchases and warehousing costs. Gross margin as a percent of net sales was 42.4% for the three months ended October 2, 2010, and 38.4% for the three months ended October 3, 2009, an increase of 4.0 percentage points. The increase in gross margin was primarily the result of improvements in promotional and everyday price management and inventory security and control. We expect to continue to grow our margin in fiscal 2010 through enhanced processes in promotional management and seasonal clearance activity. However, competitive pressure could result in additional downward pressure on comparable store sales or cause us to be more promotional than we currently expect, which would have a negative impact on margin.
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

Selling, general and administrative expenses were $49.6 million in the third quarter of fiscal 2010, a decrease of $3.6 million compared to the $53.2 million in the third quarter of fiscal 2009. This decrease was primarily attributable to a reduction in advertising and store payroll. As a percent of sales, selling, general and administrative expenses decreased 0.3 percentage points to 49.8% from 50.1%.
Store Pre-Opening and Closing Expenses. Store pre-opening costs are expensed as incurred and include the direct incremental costs to prepare a store for opening, including labor and travel, rent and occupancy costs from the date we take possession of the property. Store closing costs include severance, inventory liquidation costs, asset related charges, lease termination payments and the net present value of future rent obligations less estimated sub-lease income. Third quarter store pre-opening and closing expenses totaled $0.6 million and are primarily related to the one new store that opened and the one store that closed during the quarter, and ongoing operating costs for stores previously closed. Fiscal 2009 third quarter expenses of $0.3 million were primarily related to the two new stores that opened and the one store that relocated in the fourth quarter of fiscal 2009.
Interest Income and Expense. We had net interest expense of $0.2 million in both the third quarter of fiscal 2010 and fiscal 2009.
Income Taxes. Based upon its historical and continuing operating losses, the Company expects to record 100% valuation allowances against its net deferred tax assets for the remainder of fiscal 2010. The expiration of statutes and closing of audits during the remainder of fiscal 2010 may reduce the amount of unrecognized tax benefits by approximately $0.3 million which would result in a current tax benefit.
Nine Months Ended October 2, 2010 Compared to Nine Months Ended October 3, 2009
Net Sales. Net sales decreased $14.3 million, or 4.5% to $304.9 million in the nine months ended October 2, 2010 from $319.2 million in the comparable 2009 period. This decrease is comprised of (i) a comparable store sales decrease of $18.6 million, or 5.9%, (ii) an increase in net sales of $5.1 million from new stores not included in the comparable store base and e-commerce sales, and (iii) a net sales decrease of $0.8 million from stores closed since the comparable period last year. The decline in comparable store sales was primarily due to weak sales in paper crafts, frames and seasonal products. Categories that had an increase in comparable store sales for the first nine months of 2010 include home accents, everyday floral and fine art.
Gross Margin. Gross margin is net sales minus the cost of merchandise, buying and receiving costs, freight, duties related to import purchases, and warehousing costs. Gross margin as a percent of net sales was 43.1% for the nine months ended October 2, 2010, and 41.0% for the nine months ended October 3, 2009, an increase of 2.1 percentage points. The increase in gross margin was primarily the result of improvements in promotional and everyday price management, inventory security and control. We expect to continue to grow our margin in fiscal 2010 through enhanced processes in promotional management and seasonal clearance activity. However, competitive pressure could result in additional downward pressure on comparable store sales or cause us to be more promotional than we currently expect, which would have a negative impact on margin.
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
Selling, general and administrative expenses were $153.8 million in the first three quarters of fiscal 2010, a decrease of $0.4 million compared to the $154.2 million in the first three quarters of fiscal 2009.

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
In the first nine months of 2010 store preopening and closing expense totaled $1.6 million which is primarily related to revisions in the estimates for the future rent obligations, net of sub-lease income, and ongoing operating costs for stores that were closed in prior years plus costs for the two stores that opened and the two stores that closed this year. In the first nine months of 2009, we incurred store pre-opening and closing expenses of $0.9 million for the one new store and one relocation that had been completed, the two new stores and one relocation which were completed in the fourth quarter and ongoing operating costs for stores previously closed.
Interest Income and Expense. In the first nine months of 2010, the Company had net interest expense of $0.7 million, compared with the first nine months of 2009 when the Company had net interest expense of $0.9 million. Fiscal 2009 included $0.4 million of interest expense related to the termination of an interest rate swap. The decline in interest income in fiscal 2010 is due to a decline in investments combined with lower interest rates compared to last year.
Income Taxes. In June of 2010, the Company reached a preliminary agreement with the Internal Revenue Service on all open audit issues relating to the 2003 through 2008 tax years. This agreement will result in a $0.5 million reduction of a refund related to a previously filed net operating loss carry back claim and was recorded as income tax expense in the second quarter of this year. Based upon its historical and continuing operating losses, the Company expects to record 100% valuation allowances against its net deferred tax assets for the remainder of fiscal 2010. The expiration of statutes and closing of audits during the remainder of fiscal 2010 may reduce the amount of unrecognized tax benefits by approximately $0.3 million which would result in a current tax benefit.
Liquidity and Capital Resources
Our cash is used primarily to support purchases of inventory, fixtures and equipment and pre-opening expenses. In recent years, we have financed our new store openings primarily with cash from operations and a $10.0 million private placement completed in May 2009. At October 2, 2010 and January 2, 2010, our working capital was $72.8 million and $96.6 million, respectively. Cash used in operations was $12.3 million for the nine months ended October 2, 2010. This was primarily the result of a net loss of $25.4 million reduced by noncash expenses for depreciation and stock compensation totaling $13.1 million. For the nine months ended October 3, 2009, cash used in operations totaled $35.1 million which was primarily the result of a net loss of $25.4 million and a $19.4 million seasonal increase in the net investment in inventory, partially offset by $13.5 million in noncash expenses.
Net cash used in investing activities during the nine months ended October 2, 2010 was $8.2 million, all of which related to capital expenditures. In Fiscal 2010, we expect to spend approximately $11.0 million on capital expenditures, primarily for new, remodeled and relocated stores, store maintenance capital and, to a lesser extent, information technology and distribution center equipment. For the nine months ended October 3, 2009, we invested $7.7 million, all of which related to capital expenditures.
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

On January 15, 2009, the Company terminated the Wachovia Loan Agreement and interest rate swap and entered into a new credit agreement with Wells Fargo Retail Finance, LLC (“WFRF Loan Agreement”). Upon closing of the WFRF Loan Agreement, the Company borrowed $19.0 million under the line of credit and, combined with $13.2 million of its own funds, repaid all outstanding obligations under the Wachovia Credit Agreement, including $18.9 million of principal and interest to satisfy the mortgages, $10.0 million to repay an advance under the line of credit and $2.8 million to terminate the interest rate swap. Borrowings under this agreement are for revolving periods of up to three months. In addition $6.9 million in stand-by letters of credit were issued at closing. The amount of outstanding stand-by letters of credit has been reduced to $4.3 million as of the end of the third quarter of fiscal 2010. As of October 2, 2010, the Company had availability under the line of credit of $36.7 million. Subject to availability, there is no debt service requirement during the term of this agreement.
This agreement is an asset-based senior secured revolving credit facility in an aggregate principal amount of up to $60.0 million. Interest is calculated at either LIBOR or Wells Fargo’s base rate plus between 1.75 and 2.50 percent, which is dependent upon the level of excess availability as defined in the agreement. In addition, the Company will pay an annual fee of between 0.25 and 0.50 percent on the amount of unused availability, which is also dependent on the level of excess availability. At closing, the Company paid or incurred approximately $0.7 million in deferred financing costs which will be amortized over the term of the agreement.
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
This agreement expires on January 15, 2012. It is management’s expectation that the agreement will be renewed prior to that date.
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
Critical Accounting Estimates
A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the fiscal 2009 Form 10-K. There were no changes in these policies during the third quarter of fiscal 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We invest cash balances in excess of operating requirements primarily in money market mutual funds. The fair value of our cash and equivalents at October 2, 2010 equaled carrying value. A hypothetical decrease in interest rates of 10% compared to the rates in effect at October 2, 2010 would reduce our interest income by approximately $3,000 annually.
As of October 2, 2010 we had $19.0 million outstanding under our line of credit. The interest rate on our line of credit fluctuates with market rates and therefore the fair value of this financial instrument will not be impacted by a change in interest rates. A 10% increase in interest rates would increase our interest expense by approximately $44,000 annually.
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
We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of October 2, 2010. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of October 2, 2010, our disclosure controls and procedures, as defined in Rule 13a-15(e), were effective to ensure that (i) information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Our management carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Based on this evaluation, our management determined that no change in internal control over financial reporting occurred during the quarter ended October 2, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS
In addition to the other information set forth below in this Item 1A and in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 2, 2010 (“Fiscal 2009 Form 10-K”) which could materially affect our business, financial condition or future results. The risks described in our Fiscal 2009 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.
Except as set forth below, there have been no material changes in our risk factors from those disclosed in our Fiscal 2009 Form 10-K.
We are dependent upon the services of our senior management team. The loss of Joseph A. Jeffries, our Chief Executive Officer, David Abelman, our Chief Marketing and Merchandising Officer, or David Stern, our Chief Financial Officer, could have a negative impact on our ability to execute on our business and operating strategy.
We are dependent on the services, abilities and experience of our executive officers, including Joseph A. Jeffries, our Chief Executive Officer, David Abelman, our Chief Marketing and Merchandising Officer, and David Stern, our Chief Financial Officer. The loss of the services of any of these senior executives and any general instability in the composition of our senior management team could have a negative impact on our ability to execute on our business and operating strategy. In addition, success in the future is dependent upon our ability to attract and retain other qualified personnel, including but not limited to, store general managers. Any inability to do so may have a material adverse impact on our business and operating results.
If we are unable to maintain our credit facility, it could materially harm our business and financial condition and restrict our operating flexibility.
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
The facility expires on January 15, 2012. There can be no assurance that we will be able to renew the facility, or obtain comparable or acceptable terms upon renewal. In the event that we are unable to renew the facility, we would seek alternate sources of liquidity. The tightening of the credit markets or a downgrade in our credit ratings based on deterioration in our financial results could make it more difficult for us to refinance our existing indebtedness, to enter into agreements for new indebtedness or to obtain funding through other sources, such as the issuance of securities. Difficulty in maintaining or obtaining sources of liquidity would have a material adverse impact on our business.

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

A.C. MOORE ARTS & CRAFTS, INC.
Date: November 9, 2010	By:	/s/ Joseph A. Jeffries
Joseph A. Jeffries
Chief Executive Officer (Principal executive officer)

Date: November 9, 2010	By:	/s/ Rodney B. Schriver
Rodney B. Schriver
Vice President and Controller (Principal accounting officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”).

31.2	Certification pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.