Form 10-K
period 2011-01-01
A.C. Moore Arts & Crafts, Inc.
filed 2011-03-31
CIK 1042809

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2011
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

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☑ Smaller reporting company
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of July 2, 2010, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $40,868,379 million based on $2.21, the closing price per share of the registrant’s common stock on such date, as reported on the NASDAQ Stock Market. (1)
The number of shares of the registrant’s common stock outstanding as of March 28, 2011 was 25,394,412.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the 2011 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K; provided, however, that the Audit Committee Report and any other information in the proxy statement that is not required to be included in this Annual Report on Form 10-K shall not be deemed to be incorporated herein by reference.

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
Certain oral statements made by our management from time to time and certain statements contained herein or in other reports filed by us with the Securities and Exchange Commission (“SEC”) or incorporated by reference herein or therein are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), with respect to our results of operations and our business. All such statements, other than statements of historical facts, including those regarding market trends, our financial position and results of operations, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward-looking words or phrases including, but not limited to, “intended,” “will,” “should,” “may,” “believes,” “expects,” “expected,” “anticipates” and “anticipated” or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on our current expectations. Although we believe that the expectations reflected in forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. These forward-looking statements represent our current judgment. We disclaim any intent or obligation to update our forward-looking statements. Because forward-looking statements involve risks and uncertainties, our actual results could differ materially. Important factors that could cause actual results to differ materially from our expectations include those that are discussed in this Annual Report on Form 10-K, particularly in “Item 1. Business,” “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this Cautionary Statement.
PART I

ITEM 1.	BUSINESS.
General
We are a specialty retailer of arts, crafts and floral merchandise for a wide range of customers. Our first store opened in Moorestown, New Jersey in 1985. As of January 1, 2011, we operated 134 stores in the Eastern United States. Our stores typically range from 20,000 to 25,000 square feet with an average of 22,800 square feet. In fiscal 2010, net sales totaled $448.1 million. For stores open for the full calendar year, our average net sales per square foot was $146 and our average net sales per store was $3.3 million. We also serve customers nationally through our e-commerce site, www.acmoore.com.
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
Our assortment of merchandise consists of more than 60,000 stock-keeping units (“SKUs”), with approximately 40,000 SKUs offered at each store at any one time. As of January 1, 2011, we offered custom framing in 132 stores. In-store events and programs for children and adults provide hands-on arts and crafts experience and encourage the creativity of our customers.

We were organized as a Pennsylvania corporation in 1997 by exchanging 4,300,000 shares of our common stock for all of the capital stock of our operating subsidiary which was organized in 1984.
On December 19, 2008, our Board of Directors approved a change in the Company’s fiscal year end, moving it from December 31 to a 52 or 53 week fiscal year ending on the Saturday before or after December 31 of each year. The change was effective beginning with the Company’s 2008 fiscal year (“fiscal 2008”), which ended on Saturday, January 3, 2009. Fiscal 2009 ended January 2, 2010 (“fiscal 2009”), fiscal 2010 ended on January 1, 2011 (“fiscal 2010”) and fiscal 2011 will end on December 31, 2011 (“fiscal 2011”).
Industry Overview and Competition
In its Attitude & Usage Study for the twelve month period ending December 31, 2010, the Craft and Hobby Association (“CHA”) found that the core arts and crafts industry size was approximately $28.6 billion, a 4.4 percent increase from the prior year. The CHA study reported that 56 percent of U.S. households, or approximately 63 million households, participated in crafts in the past year, with the average annual spend per crafting household totaling $470, up from $432 in the prior twelve month reporting period. The largest categories in terms of retail volume identified in the CHA study were general crafts, fine arts and paper and memory crafts, with these three categories comprising more than 50 percent of sales within the industry. The average craft consumer visited a store 15 times during the past year for their projects, participated in 13 projects and spent an average of $36 on each project. The majority of crafters are women aged 18 to 55 years old.
The market in which we compete is fragmented, with 25 percent of market share held by craft chain stores, according to the CHA study. Independent craft or art retailers, discount stores (mass merchandisers), fabric and craft stores, and internet sales combined account for another approximately 50 percent of market share, with the balance spread among other channels, such as home centers or hardware stores, department stores and catalogs. We believe we are one of four retailers in the United States that are dedicated to serving the arts and crafts market and have annual sales in excess of $100 million. We compete with many retailers and classify our principal competition within the following three categories:
•	Multi-store arts and crafts retailers. This category includes multi-store arts and crafts chains operating more than 35 stores and comprises: Michaels Stores, Inc., which operates approximately 1,000 Michaels stores in the United States and Canada; Jo-Ann Stores, Inc., which operates approximately 520 small-format stores and 230 large-format stores nationwide in addition to sales on its e-commerce site; and Hobby Lobby Stores, Inc., which operates approximately 470 stores primarily in the Midwestern and Southeastern United States.
•	Mass merchandisers. This category includes Wal-Mart Stores, Inc., Target Corporation and other mass merchandisers. These retailers typically dedicate a relatively small portion of their selling space to a limited assortment of arts and crafts supplies and floral merchandise, as well as seasonal merchandise and home décor.
•	Small, local specialty retailers. This category includes thousands of local independent arts and crafts retailers. Typically, these are single store operations managed by the owner. The stores generally offer a limited selection and have limited resources for advertising, purchasing and distribution.
We believe that the principal competitive factors of our business are assortment, convenience, service and pricing. We believe that we are well-positioned to compete in the markets in which we do business.

Business and Operating Strategy
We have experienced net losses in each of the last three fiscal years. These losses are primarily the result of declines in same store sales for each of the last four years. We anticipate a net loss in fiscal 2011. Management’s primary business and operating initiatives are designed to address what we believe to be opportunities to improve our results. These initiatives support our focus on driving sales, improving store profitability and increasing gross margin.
Drive sales. We continue to be focused on driving sales through better execution in customer service; a broad and differentiated merchandise assortment; a high in-stock position, especially in basic craft components; and increased productivity of our integrated marketing/advertising programs.
•	Customer insight. Understanding our customers’ expectations of A.C. Moore, along with product trends and customer interests, is core to our ability to develop stronger relationships and be our customers’ store of choice. We primarily utilize our social networking sites and our REWARDS loyalty program to gain consumer insight, supplemented by other studies from time to time.
•	Differentiated merchandise assortment. We continually seek to identify new and unique product lines and merchandise assortments that differentiate us from our competitors. We regularly review our supplier base and product assortment to ensure that we are offering newness to our customers and enhancing the overall shopping experience.
•	Improved in-stock position. A high in-stock position is critical to maximizing our sales potential and enhancing customer loyalty. Since 2007, we have invested significant resources in supply chain and inventory management systems. We continue to refine our inventory management processes to ensure we maintain high in-stock levels, especially on basic craft components that are meaningful to our customers.
•	Integrated marketing/advertising program. We continue to enhance and diversify our marketing and advertising mix based on our customer and craft consumer preferences. Our marketing mix is designed to allow us to reach both current and prospective customers in an efficient manner. Diversified marketing vehicles allow us to market more efficiently based on our customer product preferences. Through these different vehicles, we can target our marketing of promotional items, new products and programs, creating both sales and margin enhancements.
•	Promotional strategies. We continue to test new advertising and marketing vehicles to enhance both sales and margin. While print advertising remains an important vehicle for us, we continue to build our direct marketing capabilities to drive profitable sales and traffic from both existing and prospective customers. We also continue to test other vehicles based on insight on how our customers and crafters use media.
•	A.C. Moore Rewards program. In July 2009, we launched our REWARDS customer loyalty program throughout the chain. We utilize this powerful tool to interact with our customers based on their purchase history and product preferences, delivering targeted product information and promotions. We believe this initiative will increase our share of wallet with our existing customers and enable us to differentiate ourselves from our competition.
Improve store profitability. We continue to strive to improve our store profitability. During 2010, we continued to focus on improving store profitability using the following tactics:
•	Real estate portfolio strategy. Management continually reviews opportunities to open stores in new and existing markets and to relocate or remodel existing stores where strategically prudent and economically viable. Existing stores are reviewed on a periodic basis to identify underperforming locations for potential relocation, remodeling or closure. During 2010, we opened two new stores, relocated three stores, and remodeled 12 stores. We also completed several lease renegotiations, which lowered the cost of occupancy in these stores.
•	Store operations leadership. In fiscal 2010, we reorganized our store operations leadership team to provide more training and development capabilities within our field organization. We believe this structure will enhance our ability to improve store profitability.

Increase gross margin. We are focused on increasing gross margin through implementation of a category management process where we regularly review our product mix, and optimize our regular and promotional prices and supply chain.
•	Category management. The category management process leverages merchandise assortment planning tools, the use of a merchandise planning calendar and an open-to-buy process focused on sales and inventory productivity.
•	Price optimization. We believe we have significant opportunities to increase our gross margin by optimizing our regular shelf prices and employing our market basket tools to improve the profitability and sales of promotional products. We believe that we offer competitive pricing, but there are opportunities to strategically improve margins while focusing on growing market share.
•	Supply chain optimization. In addition to our ongoing supply chain initiatives, which include improving in-stock positions, optimizing inventory levels, increasing merchandise turns and improving distribution efficiencies, in fiscal 2010 we completed two significant projects: automated replenishment and advance shipment notification (“ASN”) supported cross-docking. Over 70 percent of our products were on automated replenishment by the end of fiscal 2010, improving service levels to our stores. Our second key project was ASN supported cross-docking. This program now allows our vendors to ship orders, which were previously shipped to stores, directly to our warehouse. Once at our warehouse, these orders are received, combined with orders picked from our warehouse stock and shipped to the stores on the same trailers. This project has lowered vendor direct-to-store shipments, reduced freight costs, and enabled us to leverage our current distribution center to handle the vast majority of all merchandise sold in our stores, allowing store associates to spend more time serving our customers. At the end of fiscal 2010, over 90 percent of our merchandise was shipped to stores directly from our distribution center.
Merchandising
Our merchandising product strategy is to offer a broad assortment of unique and differentiated arts, crafts and floral merchandise that crafters expect from a craft superstore. We also offer a comprehensive selection of ready-made frames and custom framing services. We strive to offer the products and brands that our customers and craft consumers demand, and have these products in stock at competitive prices to support our mission of being our customers’ arts and crafts store of choice in the markets in which we compete. Our assortment of merchandise consists of more than 60,000 stock keeping units (“SKUs”), with approximately 40,000 SKUs offered at each store at any one time. We also offer more than 50,000 SKUs online for purchase via our e-commerce site at www.acmoore.com.

The following table includes a general list of merchandise categories, with the percentage of our total net sales for each of the last three fiscal years:

	Fiscal
	2010	2009	2008
Art and scrapbooking	26.7%	27.7%	29.4%
Traditional crafts	34.3	32.2	27.7
Floral and floral accessories	9.0	8.9	9.9
Fashion crafts	8.9	9.3	9.6
Home décor and frames	16.9	17.3	17.8
Seasonal items	4.2	4.6	5.6

Total	100.0%	100.0%	100.0%

A.C. Moore stores regularly feature seasonal merchandise that complements our merchandising strategy. We offer seasonal merchandise for each holiday period, including Valentine’s Day, St. Patrick’s Day, Easter, Halloween, Thanksgiving and Christmas. The Christmas selling season is our largest in terms of sales and selling space in our stores.
For a discussion relating to the seasonality of our business, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quarterly Results and Seasonality.”
Purchasing and Inventory Management
Our merchandising team oversees all of our purchasing. Buyers regularly attend trade and consumer shows to monitor industry trends and to obtain new craft products and inspiration. In fiscal 2010, we purchased inventory from more than 500 vendors worldwide. Criteria for the selection of vendors include, among other things, the quality and uniqueness of their product offerings, pricing, and vendor responsiveness to our delivery requirements and timing needs. In fiscal 2010, using total cost value:
•	The largest 25 vendors accounted for approximately 60 percent of our purchases;
•	The largest vendor, SBAR’S, Inc., a distributor of arts and crafts merchandise, accounted for approximately 17 percent of our purchases; and
•	Approximately 10 percent of our purchases, primarily floral and seasonal items, were directly imported from foreign manufacturers or their agents, almost exclusively from China. All of our overseas purchases are denominated in U.S. dollars.
Our inventory management team works closely with our merchandising team. Our objectives for inventory management include maintaining high store in-stock levels, reducing clearance inventory levels, and optimizing our overall investment in inventory. The primary ways in which we manage our inventory are in-store tracking using a handheld radio frequency device, monitoring inventory positions through our perpetual inventory and automated replenishment systems, and reviewing item-level sales data to track the performance and levels of inventory not managed through our automated replenishment system, such as seasonal or promotional items. Over 70% of our inventory is managed through our automated replenishment system. In addition, store and distribution center inventories are verified through periodic physical and cycle counts conducted throughout the year on a rotating schedule.
Our perpetual inventory and automated merchandise replenishment systems, implemented, respectively, in 2008 and 2009, provide us with the capability to achieve our inventory management objectives. Our automated replenishment system uses perpetual inventory records to analyze individual store/SKU on-hand quantities. We also analyze other pertinent information, such as sales forecasts, seasonal selling patterns and special events or promotions, to generate recommended merchandise reorder information. Recommended reorders are delivered electronically to our vendors and our distribution center. These systems enable us to better forecast merchandise ordering quantities for our vendors and give us the ability to identify, order and replenish the stores’ merchandise using less store associate labor.
Marketing
Our marketing and advertising efforts are focused on retaining and growing our share of wallet with existing customers while simultaneously working to grow our market share by attracting new customers in the markets in which we compete. Our current activities focus on efficiently reaching our customer and craft consumers through print advertising, direct marketing, our REWARDS loyalty program, social networking and various community marketing events. We market to our customers through our e-mail programs and e-commerce site, which offers an expanded assortment and enables us to extend our reach beyond brick and mortar locations.
Additionally, we continue to place importance on providing our customers with inspiration and education through our year long calendar of classes and product demonstrations. We believe these activities drive traffic, promote new or key products, and support our customers’ desire to learn about new trends, techniques and projects. Our customer is eager to learn more about their craft interests and master new activities, and our programs and demonstrations encourage their desire to engage in crafting and share completed projects as gifts.

Store Design and Operations
Our stores provide a “one-stop-shopping” destination for arts, crafts and floral merchandise. We design our stores to be attractive and easy-to-shop with a layout intended to lead customers through the entire store in order to expose them to all of our merchandise categories.
In the third quarter of fiscal 2007, we opened our first store using the Nevada model. By the end of fiscal 2010, we had 39 Nevada class stores. We intend to use this format for all new store openings, relocations and remodels. The Nevada model design promotes the A.C. Moore brand, employs a “shop-within-a-shop” strategy with separate pods for merchandise in the same category, and presents merchandise effectively through related product adjacencies, improved sight lines and attractive and helpful signage. We believe that this model provides an inviting, functional shopping visit that sells creativity, imagination and fun for our customers and improves the overall store experience.
In fiscal 2010, we reorganized our field structure into two regions, each of which is led by a Regional Vice President. Each region is comprised of five districts led by district managers who report to the Regional Vice President. An individual store is managed by a general manager. Stores with higher volume also have assistant general managers.
Store Expansion, Relocations and Remodels
Following a real estate portfolio review announced in June 2008 and in light of our overall performance and economic conditions, we have approached new store growth with caution and have expanded our relocation and remodeling efforts. In fiscal 2008, we opened nine stores during the year and closed nine stores in the second half of the year. No stores were relocated or remodeled in fiscal 2008. In fiscal 2009, we opened three stores, relocated two stores, and remodeled one store. No stores were closed in fiscal 2009. In fiscal 2010, we opened two stores, relocated three stores, remodeled 12 stores, and closed three stores. All stores relocated or remodeled in fiscal 2010 and fiscal 2009 were updated to our Nevada format. For fiscal 2011, we plan to open two new stores and remodel four to six stores. The two new stores opened in February 2011, giving us a total of 136 stores, of which 41 are the Nevada format. One of the new stores was in an adjacent market and the other one was in a new market.
We believe that the fragmented nature of our industry presents an opportunity for growth. Over the longer term, our objective is to achieve an appropriate balance between store openings in new or adjacent markets and existing markets. Stores opened in new markets could fail to perform to our expectations due to undeveloped awareness of the A.C. Moore brand in that market. Stores opened in adjacent or existing markets could adversely affect comparable store sales through cannibalization of sales in existing stores, but provide efficiencies by leveraging advertising and distribution costs. New store openings and the pace at which we open new stores will depend upon various factors, including but not limited to, economic and real estate market conditions, performance of our existing store base, available capital, the cost of that capital and our ability to identify attractive new store sites and negotiate suitable lease terms.
We will also continue to consider the relocation, remodeling or closure of existing stores. We will relocate or remodel existing stores where economically viable and provided that we believe the relocation or remodel will improve the quality and performance of our current store base. Management also routinely reviews store performance and future prospects to identify underperforming locations and assess closure of those stores that are no longer strategically or economically viable.

Distribution
We own and operate an approximately 707,000 square foot distribution center located in Berlin, New Jersey that also has an additional approximately 60,000 square feet for our corporate offices. We transport merchandise from this facility to our stores using contract carriers. Deliveries are one to three times per week, depending on store sales volume, distance from the distribution center, and time of year.
In fiscal 2010, we completed the implementation of cross-docking. This increased the amount of product transported to our retail stores through our distribution center and decreased vendor direct-to-store shipments. In fiscal 2009, based on purchase dollars, approximately 53 percent of merchandise was transported to our retail stores through our distribution center. By the end of fiscal 2010, this amount increased to over 90 percent of merchandise. Vendors ship the remainder directly to our stores. Cross-docking merchandise through our distribution center has resulted in decreased freight expenses, partially offset by increased distribution center handling costs, fewer store labor hours required for merchandise receiving, and increased inventory accuracy.
In fiscal 2011, we will continue our focus on improving service levels, optimizing delivery schedules, and increasing efficiencies within the distribution center.
We believe that our distribution center can support significant growth in store count without incurring material additional capital costs.
Information Technology
Over the past several years, the Company has made the enhancement of our information systems a priority. In 2008, a retail merchandising system was implemented, we began piloting an automated inventory replenishment system, and the store telecommunications network was upgraded. In 2009, a new business intelligence platform was installed, an advanced sales forecasting module was implemented, and the rollout of a new space planning tool to streamline and standardize the management of store fixtures was completed.
Our commitment to the enhancement of our information systems continued in fiscal 2010. In the first half of fiscal 2010, we implemented a new distribution center cross dock system. Under this process, the majority of the deliveries that were previously sent from supplier directly to the stores are consolidated and sent to the distribution center for shipment to the stores.
Also in 2010, we replaced over 50 percent of our hardware infrastructure. Various systems were upgraded, including the financial, warehouse management, allocations, store support, transaction processing and POS systems. In addition, we deployed new register hardware and pin pad devices across the stores.
Associates
As of January 1, 2011, we had 1,449 full-time and 3,261 part-time associates, 4,447 of whom worked in our stores, 101 in our distribution center and 162 in our corporate offices. None of our associates are covered by a collective bargaining agreement. We believe our relationship with our associates is positive.
Trademarks
We own or have applied to register numerous trademarks and service marks in the United States or regionally in connection with our business. Some of our principal marks include A.C. Moore, A.C. Moore Arts & Crafts, Dream It. Create It. Share It., and other marks incorporating “Moore”. We believe these marks and certain other individual marks are, in the aggregate, of material importance to our business. Depending on the jurisdiction, trademarks are generally valid as long as they are in use, properly maintained, and have not been found to have become generic. Registrations of trademarks generally may be renewed indefinitely so long as they are in use.

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
David Stern
Executive Vice President
Chief Financial Officer and Administrative Officer
A.C. Moore Arts & Crafts, Inc.
130 A.C. Moore Drive
Berlin, New Jersey 08009
The information on the website noted above is not, and should not be considered, part of this Annual Report on Form 10-K, and is not incorporated by reference in this document. This website is only intended to be an inactive textual reference.

ITEM 1A.	RISK FACTORS.
Future losses may adversely affect our financial condition and cash flows.
We have experienced net losses in each of the past three fiscal years. We had net losses in fiscal 2008, fiscal 2009 and fiscal 2010, of $26.6 million, $25.9 million and $30.2 million, respectively. These losses are primarily the result of declines in same store sales for each of the last four years. Our same store sales declined 10.3% in fiscal 2007, 8.7% in fiscal 2008, 10.8% in fiscal 2009 and 5.4% in fiscal 2010. We anticipate a net loss in fiscal 2011. Our primary sources of liquidity include available cash and cash equivalents, cash generated from operations and borrowing under our credit facility. We believe that these sources of liquidity will be sufficient to finance our working capital and capital expenditure requirements for at least the next 12 months. However, we cannot provide any assurance of when our business will return to profitability or that we will not incur future losses.
Our announcement on February 15, 2011 that we are exploring strategic alternatives for the Company could have a material adverse effect on our business, financial results and operations.
On February 15, 2011, we announced that our Board of Directors is exploring strategic alternatives to enhance shareholder value including, but not limited to, a potential sale of the Company, corporate financing or capital raise. The announcement of our strategic alternatives exploration could cause disruptions or create uncertainty in our business, which could have a material adverse effect on our business, financial results and operations. Any disruptions or uncertainty could affect our relationships with customers, vendors and employees. We could lose customers or vendors, and contracts or initiatives could be delayed or terminated, due to any uncertainty surrounding our business. Departures of important employees, who decide to pursue other opportunities in light of our announcement, could negatively impact our business and operations. We have diverted, and will continue to divert, significant management resources and attention in our effort to evaluate strategic alternatives, which could also negatively impact our business and results of operations.

As part of the strategic alternatives exploration we are considering corporate financing or a capital raise. Any equity, hybrid or debt financing, if available at all, may be on terms that are not favorable to common shareholders. In the case of equity financings, dilution to our shareholders could result, and, in any case, such securities may have rights, preferences and privileges that are senior to those of our common shareholders. If we cannot obtain adequate capital on favorable terms or at all, our business, financial condition and results of operations could be adversely affected.
There can be no assurance that a transaction will result from this process. If we identify and pursue a particular transaction, we may not be able to complete the transaction. Further, there is no guarantee that the terms or conditions of any completed transaction will be favorable. We may incur significant costs in connection with exploring strategic alternatives regardless of whether any transaction is actually completed.
If we are unable to comply with the terms of our credit facility, it could materially harm our business and financial condition and restrict our operating flexibility.
In January 2009, we entered into an asset-based senior secured revolving credit facility. On March 4, 2011, this facility was extended for an additional five years through March 4, 2016. In addition to customary terms and conditions, we are required to maintain greater than $90.0 million in book value of inventory and have excess availability of more than 10 percent of the borrowing base or $6.0 million, whichever is less. We currently have $22.2 million outstanding under this facility, which includes $3.2 million in stand-by letters of credit.
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
The agreement defines various events of default which include, without limitation, a material adverse effect (as defined in the agreement), failure to pay amounts when due, cross-default provisions, material liens or judgments, insolvency, bankruptcy or a change of control. Upon the occurrence of an event of default, the lender may take actions that include increasing the interest rate on outstanding obligations, discontinuing advances and accelerating the Company’s obligations. There can be no assurance that we will be able to comply with the terms of the facility. In the event that we are unable to comply with the facility, we would seek alternate sources of liquidity. The tightening of the credit markets or a downgrade in our credit ratings based on further deterioration in our financial results could make it more difficult for us to refinance our existing indebtedness, to enter into agreements for new indebtedness or to obtain funding through other sources, such as the issuance of securities. Difficulty in maintaining or obtaining sources of liquidity would have a material adverse impact on our business.
Economic conditions could have a material adverse effect on our business, revenue and protitability.
Challenging economic conditions could have a significant impact on our business. As a retailer that is dependent upon consumer discretionary spending, our customers may allocate less money for discretionary purchases as a result of job losses, foreclosures, bankruptcies, reduced availability of credit and a decline in consumer confidence. Any resulting further decreases in our customer traffic or average value per transaction negatively impact our financial performance, as reduced revenues result in sales deleveraging that creates additional downward pressure on margin. Any or all effects of challenging economic conditions could have a material adverse effect on our business, financial condition and results of operations, including but not limited to, our ability to raise additional capital or draw down on our credit facility, if needed.
In addition, the impact of economic conditions on our major suppliers cannot be predicted. The inability of key suppliers to access liquidity, or the insolvency of key suppliers, could lead to their failure to deliver merchandise. If we are unable to purchase products when needed, or if we experience further deterioration in sales traffic in our stores over an extended period of time, our sales and cash flows could be negatively impacted.

Competition could negatively impact our operations and results.
The arts and crafts industry is highly competitive. We compete against a diverse group of retailers, including multi-store arts and crafts retailers, mass merchandisers, small local specialty retailers, e-commerce vendors and a variety of other retailers. Almost all of our stores face aggressive competition in their market area from one or more of our major competitors. Some of our competitors have substantially greater financial resources and operate significantly more stores than we do. We compete with these and other retailers for customers, suitable retail locations, suppliers and qualified associates. Moreover, alternative methods of selling crafts, such as through e-commerce or direct marketing, result in additional competitors and increased price competition because our customers can comparison shop more readily. In addition, we ultimately compete for our customers against alternative sources of entertainment and leisure independent of the arts and crafts industry.
We have experienced comparable store sales declines in each of the last four fiscal years and net losses in each of the last three fiscal years. If we are unable to compete effectively, we could experience further loss of market share, resulting in additional sales declines and losses. Competition may also result in price reductions that would negatively impact our gross margin.
Our ability to increase sales, profitability and cash flow depends on our ability to increase the productivity and profitability of existing stores. Continued sales declines in our existing stores may further increase our losses and significantly impair cash flow.
We are currently planning to open two new stores in fiscal 2011. Because we are planning on opening a limited number of new stores in 2011, any sales growth would come primarily from increases in comparable store sales. We have experienced declines in comparable store sales for each of the past four years and net losses in each of the last three fiscal years. Our comparable store sales declined 10.3% in fiscal 2007, 8.7% in fiscal 2008, 10.8% in fiscal 2009 and 5.4% in fiscal 2010. If we are unable to reverse or decrease our comparable store sales decline, our profitability would depend significantly on our ability to increase margin or reduce costs as a percentage of sales. There can be no assurance that we will be able to increase our comparable store sales, improve our margin or reduce costs as a percentage of sales. Further, in the event that we implement initiatives to reduce the cost of operating or supporting our stores, sales and profitability may be negatively impacted.
Our real estate strategy may not result in improved profitability.
We review on an ongoing basis the performance of stores in our real estate portfolio to assess viability of continued operation or potential for remodeling or relocation. As a result of this review, and in light of economic conditions and the decline in sales of our existing store base, we may determine to close stores or exit certain markets where we cannot achieve operating efficiencies. The estimated costs and charges associated with closing stores or exiting markets that we may incur may vary materially based on various factors, including but not limited to, timing in execution and the outcome of negotiations with landlords and other third parties.
In addition, our inability to remodel or relocate stores as planned could have a material adverse effect on our results of operations. We have expanded our relocation and remodeling efforts since fiscal 2008. Business may be lost during relocating or remodeling existing stores as a result of customer inconvenience and this business may not be recovered. Various factors, including but not limited to, labor, supply or real estate issues, could cause these capital projects to exceed the time and financial budgets we have projected. As a result of these events and circumstances, unexpected costs may occur, which could result in our not realizing any or all of the anticipated benefits of our strategy. There is no assurance that our real estate strategy will lead to improved operating results.

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
We have undertaken a variety of operating and infrastructure initiatives related to, among other things, supply chain, merchandise assortment, advertising and marketing and real estate remodeling. These changes may result in temporary disruptions to our business and negatively impact sales. The failure to execute any of these initiatives, or the failure to obtain the anticipated results of such initiatives, could have an adverse impact on our future operating results.
A weak fourth quarter would have a material adverse effect on our operating results for the year.
Our business is highly seasonal. Due to the importance of our peak selling season, which includes the Fall and Winter holiday seasons, the fourth quarter has historically contributed, and is expected to continue to contribute, significantly to our operating results for the entire year. In anticipation of increased sales activity during the fourth quarter, we incur significant additional expense both prior to and during the fourth quarter. These expenses may include acquisition of additional inventory, advertising, in-store promotions, seasonal staffing needs and other similar items. As a result, any factors negatively affecting us during the fourth quarter of any year, including adverse weather and unfavorable economic conditions, would have a material adverse effect on our results of operations for the entire year.
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

We may not be able to anticipate successfully changes in merchandise trends and consumer demands and our failure to do so may lead to lost sales.
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
The failure to respond accurately to inventory requirements may have a material adverse impact on our results from operations.
The failure of our buying, replenishment, allocation and store teams to respond accurately to inventory requirements could adversely affect consumer acceptance of the merchandise in our stores and negatively impact sales, which could have a material adverse effect on our results of operations and financial condition. If we misjudge the market, we may significantly overstock unpopular products and be forced to take significant inventory markdowns, which would have a negative impact on our operating results and cash flow. Conversely, shortages of key items could have a material adverse impact on our operating results.
Unfavorable consumer response to our promotional strategies could materially and adversely affect our sales, profitability and cash flow.
Advertising promotions, price, quality and value have a significant impact on consumers’ shopping decisions. If we misjudge consumer response to our promotional strategies, our financial condition and operating results could be materially and adversely impacted.
Adverse events could have a greater impact on us than if we had a larger store base in different geographical regions.
As of January 1, 2011, we operated a chain of 134 stores. Because our current and planned stores are located in the Eastern United States, the effect on us of adverse events in this region, such as weather or unfavorable regional economic conditions, may be greater than if our stores were more geographically dispersed. Because overhead costs are spread over a smaller store base, increases in our selling, general and administrative expenses could affect our profitability more negatively than if we had a larger store base. One or more unsuccessful new stores, or a decline in sales at an existing store, will have a more significant effect on our results of operations than if we had a larger store base.
A disruption in our operations could have a material adverse effect on our financial condition and results of operations.
Although we have a crisis management plan, we do not have a formal disaster recovery or business continuity plan in place, and could therefore experience a significant business interruption in the event of a natural disaster, catastrophic event or other similar event. The occurrence of such events or other unanticipated problems could cause interruptions or delays in our business, supply chain or infrastructure which would have a material adverse effect on our financial condition and results of operations. At the end of fiscal 2010, over 90 percent of our merchandise was fulfilled through our distribution center. In addition, our vendors may also be subject to business interruptions from such events. Significant changes to our supply chain or other operations could have a material adverse impact on our results. Our back-up operations and business interruption insurance may not be adequate to cover or compensate us for losses that may occur.

Significant changes in our relationships with key suppliers may adversely impact our business.
Our performance depends on our ability to purchase merchandise and services at sufficient levels at competitive prices. Our future success is dependent upon our ability to maintain a good relationship with our suppliers. SBAR’S, one of our suppliers, accounted for approximately 17 percent of the aggregate dollar volume of our purchases in fiscal 2010. Generally, we do not have any long-term purchase agreements or other contractual assurances of continued supply, pricing or access to new products, and any vendor could discontinue selling to us at any time. We may not be able to acquire desired merchandise in sufficient quantities or on terms acceptable to us in the future, or be able to develop relationships with new vendors to replace discontinued vendors. Our inability to acquire suitable merchandise or services in the future or the loss of one or more key vendors and our failure to replace any one or more of them may have a material adverse effect on our business, results of operations and financial condition. Our smaller vendors generally have limited resources, production capacities and operating histories, and some of our vendors have limited the distribution of their merchandise in the past. These vendors may be susceptible to cash flow problems, downturns in economic conditions, production difficulties, quality control issues and difficulty delivering agreed-upon quantities on schedule. We also cannot assure you that we would be able, if necessary, to return product to these vendors, obtain refunds of our purchase price or obtain reimbursement or indemnification from any of our vendors if their products prove defective. In addition, any significant change in the payment terms that we have with our key suppliers could adversely affect our financial condition and liquidity.
Our reliance on imported merchandise may negatively impact our business in the event of disruptions or increased costs associated with obtaining such merchandise.
We have in recent years placed increased emphasis on obtaining floral, seasonal and other items from overseas vendors, with approximately 10 percent of all of our merchandise being purchased directly by us from overseas vendors in fiscal 2010. In addition, many of our domestic suppliers purchase their merchandise from foreign sources. China is the source of a substantial majority of our imported merchandise. Because a large percentage of our merchandise is manufactured or sourced abroad, we are required to order these products further in advance than would be the case if these products were manufactured domestically. Risks associated with our reliance on imported merchandise include, but are not limited to:
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
An increase in the cost of fuel, oil and oil-based products could impact our margin.
Prices for oil have fluctuated dramatically. These fluctuations impact our distribution costs and the distribution costs of our vendors. If the price of fuel continues to increase, our distribution costs will increase, which could impact our margin. In addition, many of the products we sell, such as paints, are oil-based. If the price of oil continues to increase, the cost of the oil-based products we purchase and sell may increase, which could impact our margin. In addition, increasing fuel costs could cause a reduction in consumer discretionary spending which could have a negative impact on sales.

The Consumer Product Safety Improvement Act and other existing or future government regulation could harm our business or may cause us to incur additional costs associated with compliance.
We are subject to various federal, state and local laws and regulations, including but not limited to, laws and regulations relating to labor and employment, U.S. customs and consumer product safety, including the Consumer Product Safety Improvement Act, or the “CPSIA.” The CPSIA created more stringent safety requirements related to lead and phthalates content in children’s products. The CPSIA regulates the future manufacture of these items and existing inventories and may cause us to incur losses if we offer for sale or sell any non-compliant items. Failure to comply with the various regulations applicable to us may result in damage to our reputation, civil and criminal liability, fines and penalties and increased cost of regulatory compliance. These current and any future laws and regulations could harm our business, results of operations and financial condition.
The price and volume of our common stock has been volatile and may continue to be so. This volatility may mean that, at times, the holders of our common stock may be unable to resell their shares at or above the price at which they acquired them.
Our common stock has been subject to significant price and volume volatility, as stock markets in general have experienced significant price and volume volatility and as we have had operating losses. The market price and volume of our common stock may continue to be subject to significant fluctuations due not only to general stock market conditions but also to any change in sentiment in the market regarding our operations or business prospects.
The following factors could affect the market price of our common stock:
•	our announcement on February 15, 2011 that we are exploring strategic alternatives, as well as any related developments;
•	economic conditions;
•	changes in our business, operations or prospects;
•	continued operating losses;
•	loss or bankruptcy of any of our distribution partners or suppliers;
•	departure of key personnel;
•	variations in our quarterly operating results;
•	announcements by our competitors of significant contracts, new products or product enhancements, acquisitions, distribution partnerships, joint ventures or capital commitments;
•	actions by NASDAQ if we failed to satisfy NASDAQ listing rules;
•	sales of common stock or other securities by us in the future; and
•	fluctuations in stock market prices and volumes.
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
EXECUTIVE OFFICERS
Our executive officers are as follows:

Name	Age	Position
Joseph A. Jeffries	45	Chief Executive Officer and Member of the Board of Directors
David Abelman	51	Executive Vice President and Chief Merchandising and Marketing Officer
David Stern	44	Executive Vice President and Chief Financial and Administrative Officer
Amy Rhoades	39	Senior Vice President and General Counsel
Rodney Schriver	54	Vice President, Chief Accounting Officer and Controller

Mr. Jeffries has served as Chief Executive Officer since June 2010 and as a member of the Board of Directors since August 2010. He was appointed Acting Chief Executive Officer in March 2010. He served as Executive Vice President and Chief Operating Officer from August 2008 to June 2010. He joined A.C. Moore in November 2007 as our Executive Vice President of Operations. Previously, Mr. Jeffries served as Vice President, Store Operations, Space Planning and Visual Merchandising for Office Depot, Inc., a global supplier of office products and services, a position he held from 2004 to November 2007. During 2004 and 2005, he also served as Vice President, Store and Copy Center Operations of Office Depot. From 1999 to 2003, Mr. Jeffries served in the following capacities at Office Depot: Director, Store Prototype Development; Director, Store Operations; and Senior Manager, Store Processes. Prior to his employment with Office Depot, Mr. Jeffries held management positions with Home Quarters Warehouse, Inc., a home improvement retail chain.
Mr. Abelman has served as Executive Vice President and Chief Marketing and Merchandising Officer since May 2009. Previously, Mr. Abelman served as Senior Vice President of Marketing for Michaels Stores, Inc., the privately held arts and crafts specialty retailer, from August 2005 through December 2007. As a member of Michaels’ Executive Committee, Mr. Abelman was responsible for marketing, advertising and brand strategy. Mr. Abelman has held senior marketing and merchandising positions with several leading retailers and retail-focused sales and marketing firms during his career. Prior to Michaels, from November 2002 through August 2005, he was the Vice President of Retail Marketing — North America for Office Depot, Inc., where he oversaw marketing for all Office Depot stores in North America. Mr. Abelman also spent nine years in senior management positions and was a member of the Executive Board at Daymon Associates, an international sales and marketing organization specializing in private label development.
Mr. Stern has served as Executive Vice President and Chief Financial Officer since June 2009 and Chief Administrative Officer since August 2010. Previously, Mr. Stern served as Divisional Vice President, Financial Planning and Analysis of Coldwater Creek Inc., the Nasdaq-traded specialty retailer, since October 2008. He joined Coldwater Creek as its Divisional Vice President, Corporate Controller in June 2007. From May 2000 through June 2007, Mr. Stern served as Chief Financial Officer of Petro Services, Inc., a $500 million privately held convenience store retailer with approximately 150 locations.
Ms. Rhoades has served as Senior Vice President and General Counsel since November 2009. She joined A.C. Moore as Vice President and General Counsel in July 2006. From April 2003 to July 2006, Ms. Rhoades was an attorney at the law firm of Blank Rome LLP.
Mr. Schriver has served as Vice President and Controller since March 2007 and was appointed Chief Accounting Officer in August 2010. He joined A.C. Moore as Controller in July 2004. Prior to joining A.C. Moore, Mr. Schriver served as Vice President and Assistant Controller with Charming Shoppes, Inc., a national specialty retailer, from 1989 to 2004. Previously, he was a Senior Auditor with Ernst & Young, an independent registered public accounting firm.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES.
As of January 1, 2011, we operated 134 stores in 17 states. All of our stores are leased. The number of our stores located in each state for the past three fiscal years is summarized in the following table:

		Fiscal Year
	State	2010	2009	2008
1.	Connecticut	4	4	4
2.	Delaware	2	2	2
3.	Florida	6	6	6
4.	Georgia	1	1	1
5.	Maine	3	3	3
6.	Maryland	7	8	8
7.	Massachusetts	12	12	12
8.	New Hampshire	3	4	4
9.	New Jersey	19	20	20
10.	New York	21	21	21
11.	North Carolina	13	12	11
12.	Pennsylvania	25	25	23
13.	Rhode Island	1	1	1
14.	South Carolina	5	4	4
15.	Tennessee	1	1	1
16.	Virginia	9	9	9
17.	West Virginia	2	2	2

Total Stores Open at End of Year		134	135	132

The following table represents a summary of store opening and closing activity, as well as relocation and remodel activity over the last three fiscal years:

	Fiscal Year
	2010	2009	2008

Stores Open at Beginning of Year	135	132	132
Stores Opened During the Year	2	3	9
Stores Closed During the Year	(3)	0	(9)

Stores Open at End of Year	134	135	132

Stores Relocated	3	2	1
Stores Remodeled to Nevada Model	12	1	0
Nevada Model Stores Open at End of Year	39	24	18
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

We own our distribution center located in Berlin, New Jersey. It contains approximately 707,000 square feet for distribution and warehousing and an additional 60,000 square feet used for our corporate office. This facility opened in the third quarter of 2004 at a cost of approximately $46.3 million.

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

	High	Low
Fiscal 2010
First Quarter	$3.62	$2.41
Second Quarter	4.20	2.06
Third Quarter	2.69	1.71
Fourth Quarter	2.90	1.82

Fiscal 2009
First Quarter	$2.68	$1.00
Second Quarter	4.38	1.87
Third Quarter	4.21	2.85
Fourth Quarter	5.63	2.29
The number of record holders of our common stock as of March 28, 2011 was 95.
Since becoming a public company we have never declared or paid any cash dividends on our common stock. We currently intend to retain our future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends in the foreseeable future.
See Note 8 of the Notes to Consolidated Financial Statements for a description of our equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA.
The following selected financial data is derived from the audited Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows for each of the fiscal years ended January 1, 2011, January 2, 2010, January 3, 2009 and December 31, 2007 and 2006.

	Fiscal
	2010	2009	2008	2007	2006
(In thousands except per share data)
Statement of Operations Data:
Net sales	$448,058	$468,889	$534,665	$559,693	$589,506
Gross margin	185,220	187,275	217,281	228,731	226,828
Selling, general and administrative expenses	211,390	213,268	232,307	219,597	217,923
Store pre-opening and closing expenses	2,613	4,477	8,742	3,229	4,616
Income (loss) from operations	(28,783)	(30,470)	(23,768)	5,470	913
Net income (loss)	(30,180)	(25,903)	(26,571)	3,783	(406)
Net income (loss) per share, diluted	$(1.23)	$(1.15)	$(1.31)	$0.19	$(0.02)

Weighted average shares outstanding, diluted	24,443	22,470	20,301	20,349	19,929

(In thousands)
Balance Sheet Data (as of):
Working capital	$73,432	$96,627	$102,074	$145,037	$143,206
Total assets	237,636	265,469	293,746	321,890	314,264
Total debt	19,000	19,000	29,071	21,642	24,214
Shareholders’ equity	131,413	160,074	174,300	199,600	192,505

(In thousands except sales per square foot and store count)
Other Data:
Cash flows from operating activities	$3,564	$(17,932)	$17,719	$8,610	$31,496
Number of stores open at end of period	134	135	132	132	122
Net sales per total square foot (1)	$146	$155	$177	$198	$234
Average net sales per store (1)	$3,295	$3,519	$4,047	$4,674	$5,401
Comparable store sales increase (decrease) (2)	(5)%	(11)%	(9)%	(10)%	0%
Certain prior year amounts have been reclassified to conform to current year classification.

(1)	Includes only stores open during the entire period.

(2)	Stores are added to the comparable store base at the beginning of the fourteenth full month of operation. Comparable stores that are relocated or remodeled remain in the comparable store base. Stores that close are removed from the comparable store base as of the beginning of the month of closure.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
General
We are a specialty retailer of arts, crafts and floral merchandise for a wide range of customers. Our first store opened in Moorestown, New Jersey in 1985. As of January 1, 2011, we operated 134 stores in the Eastern United States. Our stores typically range from 20,000 to 25,000 square feet with an average of 22,800 square feet. We also serve customers nationally through our e-commerce site, www.acmoore.com.
In fiscal 2010, net sales totaled $448.1 million, a decrease of 4.4 percent compared to fiscal 2009 sales of $468.9 million. For stores open for the full calendar year, our average net sales per square foot was $146 and our average net sales per store was $3.3 million. For fiscal 2010 our comparable store sales decreased by 5.4 percent. The decline in comparable store sales was primarily due to weak sales in scrapbooking, fashion crafts and seasonal products. These three departments accounted for 70 percent of the decline in comparable store sales.

Gross margin as a percent of net sales increased 1.4 percentage points in fiscal 2010, to 41.3 percent from 39.9 percent in fiscal 2009. This 140 basis point increase in gross margin was primarily the result of improvements in promotional and everyday price management, inventory security and control. We remain focused on margin enhancement opportunities in 2011 by continuing our everyday shelf pricing and promotional price optimization initiatives, along with continued improvements in inventory control and security. The competitive environment could result in additional downward pressure on comparable store sales or cause us to be more promotional than we currently expect, which would have a negative impact on margin.
We have developed a process to review and evaluate existing store performance and the prospects for new stores in order to identify underperforming locations and develop a strategy for locations that are no longer strategically or economically viable. As a result of this analysis, we closed nine stores in fiscal 2008 and reduced our planned store openings for fiscal 2008 from a previously announced 14 locations to nine. We incurred $7.4 million in expenses related to the store closings and reduction in new store openings which included an accrual of $5.7 million for the estimated future net lease payments for stores that closed where the Company was not able to terminate its lease for the store space. In fiscal 2009 and fiscal 2010, we recorded additional store closing expenses of $3.5 million and $1.9 million, respectively, when we increased the estimated future net rental obligations for these closed stores due to continuing weakness in the commercial real estate market.
As part of this ongoing real estate portfolio review, we test the recoverability of our store fixed assets. The net book value of these assets are reviewed when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Events that trigger a test for recoverability include material adverse changes in projected revenues and expenses, significant underperformance relative to historical or projected future operating results, and significant negative industry or economic trends. When evaluating operating stores for impairment, the asset group is at an individual store level since that is the lowest level for which cash flows are identifiable.
As a result of this analysis, we recorded impairment charges against store fixed assets of $6.0 million in fiscal 2008, $4.3 million in fiscal 2009 and $0.9 million in fiscal 2010. Management believes that it has included all available information and utilized its best estimates when performing these asset impairment tests. However, a continuing decline in store sales or gross margin could have an adverse effect on store profitability which may increase the likelihood of additional asset impairments in the future. As of the end of fiscal 2010, a total of 29 stores have been impaired and there are $26.9 million of long-lived assets, net of depreciation, associated with operating stores.
Business and Operating Strategy
We have experienced net losses in each of the last three fiscal years. These losses are primarily the result of declines in same store sales for each of the last four years. We anticipate a net loss in fiscal 2011. Management’s primary business and operating initiatives are designed to address what we believe to be opportunities to improve our results. These initiatives support our focus on driving sales, improving store profitability and increasing gross margin.

Drive sales. We continue to be focused on driving sales through better execution in customer service; a broad and differentiated merchandise assortment; a high in-stock position, especially in basic craft components; and increased productivity of our integrated marketing/advertising programs.
•	Customer insight. Understanding our customers’ expectations of A.C. Moore, along with product trends and customer interests, is core to our ability to develop stronger relationships and be our customers’ store of choice. We primarily utilize our social networking sites and our REWARDS loyalty program to gain consumer insight, supplemented by other studies from time to time.
•	Differentiated merchandise assortment. We continually seek to identify new and unique product lines and merchandise assortments that differentiate us from our competitors. We regularly review our supplier base and product assortment to ensure that we are offering newness to our customers and enhancing the overall shopping experience.
•	Improved in-stock position. A high in-stock position is critical to maximizing our sales potential and enhancing customer loyalty. Since 2007, we have invested significant resources in supply chain and inventory management systems. We continue to refine our inventory management processes to ensure we maintain high in-stock levels, especially on basic craft components that are meaningful to our customers.
•	Integrated marketing/advertising program. We continue to enhance and diversify our marketing and advertising mix based on our customer and craft consumer preferences. Our marketing mix is designed to allow us to reach both current and prospective customers in an efficient manner. Diversified marketing vehicles allow us to market more efficiently based on our customer product preferences. Through these different vehicles, we can target our marketing of promotional items, new products and programs, creating both sales and margin enhancements.
•	Promotional strategies. We continue to test new advertising and marketing vehicles to enhance both sales and margin. While print advertising remains an important vehicle for us, we continue to build our direct marketing capabilities to drive profitable sales and traffic from both existing and prospective customers. We also continue to test other vehicles based on insight on how our customers and crafters use media.
•	A.C. Moore Rewards program. In July 2009, we launched our REWARDS customer loyalty program throughout the chain. We utilize this powerful tool to interact with our customers based on their purchase history and product preferences, delivering targeted product information and promotions. We believe this initiative will increase our share of wallet with our existing customers and enable us to differentiate ourselves from our competition.
Improve store profitability. We continue to strive to improve our store profitability. During 2010, we continued to focus on improving store profitability using the following tactics:
•	Real estate portfolio strategy. Management continually reviews opportunities to open stores in new and existing markets and to relocate or remodel existing stores where strategically prudent and economically viable. Existing stores are reviewed on a periodic basis to identify underperforming locations for potential relocation, remodeling or closure. During 2010, we opened two new stores, relocated three stores, and remodeled 12 stores. We also completed several lease renegotiations, which lowered the cost of occupancy in these stores.
•	Store operations leadership. In fiscal 2010, we reorganized our store operations leadership team to provide more training and development capabilities within our field organization. We believe this structure will enhance our ability to improve store profitability.

Increase gross margin. We are focused on increasing gross margin through implementation of a category management process where we regularly review our product mix, and optimize our regular and promotional prices and supply chain.
•	Category management. The category management process leverages merchandise assortment planning tools, the use of a merchandise planning calendar and an open-to-buy process focused on sales and inventory productivity.
•	Price optimization. We believe we have significant opportunities to increase our gross margin by optimizing our regular shelf prices and employing our market basket tools to improve the profitability and sales of promotional products. We believe that we offer competitive pricing, but there are opportunities to strategically improve margins while focusing on growing market share.
•	Supply chain optimization. In addition to our ongoing supply chain initiatives, which include improving in-stock positions, optimizing inventory levels, increasing merchandise turns and improving distribution efficiencies, in fiscal 2010 we completed two significant projects: automated replenishment and advance shipment notification (“ASN”) supported cross-docking. Over 70 percent of our products were on automated replenishment by the end of fiscal 2010, improving service levels to our stores. Our second key project was ASN supported cross-docking. This program now allows our vendors to ship orders, which were previously shipped to stores, directly to our warehouse. Once at our warehouse, these orders are received, combined with orders picked from our warehouse stock and shipped to the stores on the same trailers. This project has lowered vendor direct-to-store shipments, reduced freight costs, and enabled us to leverage our current distribution center to handle the vast majority of all merchandise sold in our stores, allowing store associates to spend more time serving our customers. At the end of fiscal 2010, over 90 percent of our merchandise was shipped to stores directly from our distribution center.

Results of Operations
The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales:

	Fiscal
	2010	2009	2008
Net sales	100.0%	100.0%	100.0%
Cost of sales	58.7	60.1	59.4

Gross margin	41.3	39.9	40.6
Selling, general and administrative expenses	47.2	45.5	43.4
Store pre-opening and closing expenses	0.6	1.0	1.6

Loss from operations	(6.4)	(6.5)	(4.4)
Interest expense (income), net	0.2	0.2	0.6

Loss before income taxes	(6.6)	(6.7)	(5.0)
Provision for (benefit from) income taxes	0.1	(1.2)	(0.0)

Net loss	(6.7)%	(5.5)%	(5.0)%

Fiscal 2010 Compared to Fiscal 2009
Net Sales. Net sales decreased $20.8 million, or 4.4 percent, to $448.1 million in fiscal 2010 from $468.9 million in fiscal 2009. This decrease was due to (i) a comparable store sales decrease of $24.9 million, or 5.4 percent, (ii) an increase in net sales of $6.8 million from stores not included in the comparable store base and e-commerce sales, and (iii) a decrease in net sales of $2.8 million from stores closed since the comparable period last year. The decline in comparable store sales was primarily due to weak sales in scrapbooking, fashion crafts and seasonal products. These three departments accounted for 70 percent of the decline in comparable store sales. Categories that experienced comparable store sales increases included cake decorating and candy making, everyday floral and checkout or impulse products. We ended the year with 130 custom frame shops, the same number we had at the end of fiscal 2009. Comparable store sales increase (decrease) represents the increase (decrease) in net sales for stores open during the same period of the previous year. Stores are added to the comparable store base at the beginning of the fourteenth full month of operation. Comparable stores that are relocated or remodeled remain in the comparable store base. Stores that close are removed from the comparable store base as of the beginning of the month of closure.
Gross Margin. Gross margin is net sales minus the cost of merchandise which includes purchasing and receiving costs, inbound freight, duties related to import purchases, internal transfer costs and warehousing costs. Gross margin as a percent of net sales increased 1.4 percent in fiscal 2010 to 41.3 percent, from 39.9 percent in fiscal 2009. This 140 basis point increase in gross margin was primarily the result of promotional and everyday price management, inventory control and security. We remain focused on margin enhancement opportunities in 2011 by continuing our everyday shelf pricing and promotional price optimization initiatives along with continued improvements in inventory control and security. The competitive environment could result in additional downward pressure on comparable store sales or cause us to be more promotional than we currently expect, which would have a negative impact on margin.
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

In fiscal 2010, selling, general and administrative expenses totaled $211.4 million compared to $213.3 million in fiscal 2009, a reduction of $1.9 million. This decrease was primarily attributable to a reduction in asset impairment charges in fiscal 2010 compared to fiscal 2009 and a shift to lower cost advertising media, partially offset by an increase in severance benefits. As a percent of net sales, selling, general and administrative expenses increased 1.7 percent in fiscal 2010, to 47.2 percent from 45.5 percent in fiscal 2009. On a per store average basis this represents a 2.2 percent decrease compared to fiscal 2009.
Store Pre-Opening and Closing Expenses. We expense store pre-opening costs as they are incurred, which includes lease costs prior to a store opening. Store closing costs include severance, inventory liquidation costs, asset related charges, lease termination payments and the net present value of future rent obligations less estimated sub-lease income.
Pre-opening expenses for the two stores opened and the three stores relocated in fiscal 2010 were $0.4 million. For the three stores opened and the two stores that relocated in fiscal 2009, preopening expenses were $0.5 million.
In fiscal 2010, store closing expenses were $2.2 million. These charges are related to the three stores we closed in 2010 and revisions in the estimates of net future rent obligations for stores that were closed in prior years. In fiscal 2009, we did not close any stores. The $4.0 million in store closing expenses for that period related to revisions in estimates of net future rent obligations for stores that were closed in prior years.
Interest Income and Expense. In fiscal 2010, interest expense decreased to $1.0 million compared to $1.4 million in fiscal 2009. Fiscal 2009 included interest expense of $0.4 million related to the termination of an interest rate swap. Fiscal 2010 interest income was less than $0.1 million compared to $0.3 million in fiscal 2009. This decline is the result of a decline in investments and lower interest rates.
Income Taxes. In June 2010, the Company reached a preliminary agreement with the Internal Revenue Service on all open audit issues relating to the 2003 through 2008 tax years. This agreement resulted in a $0.4 million reduction of a refund related to a previously filed net operating loss carry back claim and was recorded as income tax expense in fiscal 2010. Based upon its historical and continuing operating losses, the Company recorded a 100 percent valuation allowance against its net deferred tax assets in fiscal 2010 and expects to continue to do so in fiscal 2011. The expiration of statutes and closing of audits during fiscal 2011 may reduce the amount of unrecognized tax benefits by approximately $0.3 million which would result in a current tax benefit.
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
In fiscal 2009 store closing expenses were $4.0 million. These charges are primarily related to revisions in the estimates for the net future rent obligations, after consideration of estimated sub-lease income, for stores that were closed in prior years. In fiscal 2008, store closing expenses for the nine stores which closed and the new stores which did not open were $7.4 million, which includes $5.7 million in estimated net lease termination payments, $0.6 million in asset related charges and $1.1 million for severance, inventory liquidation and other costs.
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

Income Taxes. Our effective tax rate for fiscal 2009 was a benefit of 17.9 percent. In December 2009, a federal tax law change extended the carry back period for net operating losses to five years from a previously allowed two years. This change allowed the Company to recognize $15.8 million of net operating losses and as a result recorded a tax benefit of $6.0 million. During fiscal 2008, we generated a cumulative three-year loss. Based on this and other available evidence, management concluded that a valuation allowance of $10.5 million should be recorded against its net deferred tax asset. In fiscal 2008, our effective income tax rate was a benefit of 0.9 percent. In fiscal 2009, the Company continued to record a valuation allowance against its net deferred tax asset and absent the federal tax law change described above the Company’s effective tax rate for fiscal 2009 would have been close to zero percent.
Quarterly Results and Seasonality
The following table sets forth unaudited quarterly operating results for our twelve most recent quarterly periods, and the number of stores open at the end of each period (dollars in thousands, except share and store data).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2010 (a)
Net sales	$105,369	$99,850	$99,669	$143,170
Gross margin	45,468	43,554	42,234	53,964
Loss from operations	(7,312)	(8,958)	(7,916)	(4,596)
Net loss	(7,563)	(9,662)	(8,147)	(4,807)
Net loss per share, diluted	$(0.31)	$(0.40)	$(0.33)	$(0.20)
Diluted average shares outstanding	24,342	24,419	24,494	24,531

Number of stores open at end of period	136	135	135	134
Comparable store sales decrease	(5)%	(6)%	(7)%	(4)%

Fiscal 2009
Net sales	$108,647	$104,442	$106,083	$149,717
Gross margin	46,547	43,464	40,733	56,531
Loss from operations	(3,684)	(8,031)	(12,694)	(6,061)
Net loss	(4,308)	(8,149)	(12,909)	(537)
Net loss per share, diluted	$(0.21)	$(0.38)	$(0.53)	$(0.02)
Diluted average shares outstanding	20,305	21,323	24,325	24,325

Number of stores open at end of period	132	133	133	135
Comparable store sales decrease	(13)%	(14)%	(8)%	(9)%

Fiscal 2008
Net sales	$126,544	$126,430	$116,661	$165,030
Gross margin	54,111	52,363	50,433	60,374
Loss from operations	(2,127)	(6,622)	(4,285)	(10,734)
Net loss	(1,767)	(4,265)	(7,539)	(13,000)
Net loss per share, diluted	$(0.09)	$(0.21)	$(0.37)	$(0.64)
Diluted average shares outstanding	20,299	20,299	20,300	20,304

Number of stores open at end of period	136	139	135	132
Comparable store sales decrease	(12)%	(5)%	(9)%	(9)%

(a)	In the fourth quarter of fiscal 2010 the Company recorded a $774 out of period charge to Selling, general and administrative expenses and reduction to fixed assets to reflect increased depreciation in the current period resulting from the correction of understatements of depreciation in the prior quarters of fiscal 2010. This adjustment had no impact on the full year fiscal 2010 Consolidated Statement of Operations or Consolidated Balance Sheets. The company determined the impact of this adjustment was not material to the financial position or results of operations for the current and prior interim periods.

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
Liquidity and Capital Resources
We have experienced net losses in each of the past three years. We had net losses in fiscal 2008, fiscal 2009 and fiscal 2010 of $26.6 million, $25.9 million and $30.2 million respectively. We anticipate a net loss in fiscal 2011. These losses are primarily the result of declines in same store sales for each of the last four years. Our same store sales declined 10.3% in fiscal 2007, 8.7% in fiscal 2008, 10.8% in fiscal 2009 and 5.4% in fiscal 2010.
One of our primary sources of liquidity is a $60.0 million credit facility provided by Wells Fargo Retail Finance, LLC (“WFRF Loan Agreement”). Although we currently have $37.8 million of availability and have not increased our borrowing under this credit facility since it was put in place two years ago, the agreement does contain various events of default which if triggered would allow the lender to take actions including raising the interest rate, discontinuing advances and accelerating the Company’s obligations. This agreement was due to expire on January 15, 2012.
On March 4, 2011, the Company entered into an amendment with WFRF (the “WFRF amendment”). The WFRF amendment renewed the facility for an additional five years, until March 4, 2016. Prior to the WFRF amendment, interest was calculated at either adjusted LIBOR or WFRF’s base rate plus a margin of between 1.75 and 2.50 percent per annum, depending upon the level of excess availability as defined in the loan agreement. In addition, the Company paid an annual fee of between 0.25 and 0.50 percent per annum on the amount of unused availability, also dependent on the level of excess availability. As a result of the amendment, interest is calculated at either adjusted LIBOR or WFRF’s base rate plus a margin of between 2.25 and 2.75 percent per annum, depending upon the level of excess availability, and WFRF’s base rate has a “floor” equal to the adjusted LIBOR rate plus 1.00 percent per annum. In addition, the Company will pay an annual fee between 0.375 and 0.50 percent per annum on the amount of unused availability, also dependent on the level of excess availability. At closing, the Company paid or incurred deferred financing costs of approximately $0.4 million that will be amortized over the term of the facility. The amendment also modified certain provisions of the agreement in order to permit the Company to enter into, and perform its obligations under, contracts to effect a strategic alternatives transaction (as defined in the WFRF amendment). However, in order to consummate a strategic alternatives transaction, the Company will need to either payoff and terminate the credit facility or obtain WFRF’s consent.
On February 15, 2011, the Company announced that it had engaged Janney Montgomery Scott LLC to serve as financial advisor in the exploration of strategic alternatives to enhance shareholder value. These alternatives include, but are not limited to, a sale of the Company, corporate financing or capital raise. The Company has received third party expressions of interest but there can be no assurance that a transaction will result from this process.
Our capital requirements are primarily to support seasonal increases in inventory and inventory purchases for new stores, capital assets to support new, remodeled and relocated stores as well as investments in information technology infrastructure and systems. In recent years, we have financed operations and new store growth primarily with cash generated from operating activities and a $10.0 million private placement of our common stock which occurred in May of 2009. In January 2009, we entered into a financing agreement with WFRF at which time we borrowed $19.0 million under the WFRW loan agreement, the proceeds of which were used to repay the outstanding balance of an existing loan agreement with Wachovia Bank.

As of our 2010 and 2009 fiscal year ends, we had working capital of $72.8 million and $96.6 million, respectively. In fiscal 2010, net cash provided by operating activities totaled $3.6 million as compared to $17.9 million of cash used in operations in fiscal 2009. This increase of $21.5 million was primarily attributable to a $16.9 million decrease in our net investment in inventory (merchandise inventory less trade payables) in fiscal 2009 compared to a $14.9 million increase in fiscal 2009. In fiscal 2010, our year-end inventory decreased $10.8 million compared to our fiscal 2009 ending inventory. This decrease was realized through reductions in warehouse inventory. In fiscal 2010 we completed enhancements to our warehouse supply chain software which allowed us to efficiently cross dock merchandise through the warehouse directly onto the outbound store delivery. Our fiscal 2010 year-end in-store inventory increased by 10 percent compared to year-end of fiscal 2009.
In fiscal 2009 our inventory increased because we moved up the receipt date of much of our spring 2010 seasonal merchandise to the fourth quarter of 2009. This allowed us to set the merchandise in stores earlier and maximize our first quarter 2010 seasonal sales. We also moved purchases forward into the fourth quarter of 2009 that would have been subject to increased tariffs had they been received in 2010.
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
Cash used in investing activities during fiscal years 2010, 2009 and 2008 was $9.4 million, $10.3 million and $15.9 million respectively, all of which were for capital expenditures. In fiscal 2010 we invested $9.4 million including $5.8 million for new, relocated and remodeled stores, $2.3 million for store maintenance capital and the remainder for technology infrastructure and systems. In fiscal 2009, we invested $10.3 million including $3.4 million for new and relocated stores, $3.8 million for technology infrastructure and systems and the remainder for remodeling existing stores and maintenance capital. In fiscal 2008, $15.9 million was invested, including $7.9 million for new store openings, $6.2 for information technology infrastructure and systems with the remainder for remodeling existing stores and warehouse equipment. The Company estimates that capital expenditures in fiscal 2011 will be approximately $7.5 million. This includes $2.2 million for new and remodeled stores, $2.6 million for maintenance capital and the balance for information technology and distribution center equipment.
At the end of fiscal 2008, the Company had a loan agreement with Wachovia Bank (“Wachovia Loan Agreement”) which consisted of two mortgage agreements and a line of credit. There was $19.1 million outstanding under these mortgages and $10.0 million outstanding under the line of credit. The Company had entered into a pay fixed interest rate swap agreements on these mortgages. The line of credit was for $30.0 million and was due to expire on May 30, 2009.
On January 15, 2009, the Company terminated the Wachovia Loan Agreement and interest rate swaps and entered into a new credit agreement with WFRF (“WFRF loan agreement”). This agreement, which was due to expire on January 15, 2012, is an asset-based senior secured revolving credit facility with an aggregate principal amount of up to $60.0 million, with a $15.0 million sub-limit for letters of credit. At closing, the Company borrowed $19.0 million under this agreement and combined with $13.2 million of its own funds repaid all outstanding obligations under the Wachovia Loan Agreement including $18.9 million of principal and interest to satisfy the mortgages, $10.0 million to repay an advance under the line of credit and $2.8 million to terminate the interest rate swaps. Borrowings under this agreement are for revolving periods of up to three months. Subject to availability, there is no debt service requirement during the term of this agreement. As of January 1, 2011, there was a $19.0 million loan and $3.2 million of stand-by letters of credit outstanding against the line of credit, leaving availability of $37.8 million.

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
The WFRF loan agreement also defines various events of default which include, without limitation, a material adverse effect (as defined in the agreement), failure to pay amounts when due, cross-default provisions, material liens or judgments, insolvency, bankruptcy or a change of control.
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
We lease our retail stores and some equipment under non-cancelable operating leases. At January 1, 2011, our total obligations under these operating leases were $211.5 million. The following table reflects as of January 1, 2011 the payments due (including those for unopened stores) for the periods indicated.

	Payments Due By Period ($000)
Contractual Obligations	Total	< 1 Year	1 – 3 Years	4 – 5 Years	> 5 Years
Short-term debt (1)	$19,000	$19,000	$—	$—	$—
Store operating leases (2)	210,644	42,752	101,090	36,967	29,834
Equipment leases	904	454	450	—	—
Purchase obligations (3)	3,329	1,796	1,533	—	—
Deferred tax liability (4)	—	—	—	—	—
Liability for uncertain tax positions (5)	—	—	—	—	—

Total contractual cash obligations	$233,877	$64,003	$103,073	$36,967	$29,834

(1)	Short-term debt represents advances under the Company’s line of credit. These advances are renewed over periods of between 30 and 90 days.

(2)	Most store leases have an average initial term of ten years, with three five-year renewal options, and provide for predetermined escalations in future minimum annual rent. Rent payments are amortized over the initial lease term commencing on the date we take possession. The pro rata portion of scheduled rent escalations has been included in other long-term liabilities in the balance sheet. Amounts listed in this table only include minimum rent payments. Most leases contain provisions that require payment for other items such as real estate taxes, common area maintenance and insurance. Historically, these additional items have been equal to approximately 35 percent of the minimum lease payments.

(3)	Purchase obligations include agreements for goods and services that are enforceable and legally binding to the Company and that specify all significant terms. Such obligations were primarily for the purchase of information technology hardware and software.

(4)	The amount of deferred income taxes has been excluded from the above table as the timing of any cash payment is uncertain. See Note 7 of the Notes to Consolidated Financial Statements for additional information regarding our deferred tax position.

(5)	The Company’s liability for uncertain tax positions was excluded from the table above, as the timing of any cash payment is uncertain. See Note 7 of the Notes to Consolidated Financial Statements for additional information regarding our uncertain tax positions.

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
Perpetual inventory records are used to value store and warehouse inventories. A full physical inventory is taken at every location at least once per year and the perpetual records are adjusted to the physical counts. Estimates for inventory shrinkage from the date of the most recent physical inventory through the end of each reporting period are based on results from physical inventories and shrink trends. These estimates are updated to actual at the time of the physical inventory. A 10 percent change in our estimate for inventory shrinkage would have impacted gross margin by approximately $0.7 million for fiscal 2010.
Our inventory valuation methodology also requires other management estimates and judgment, such as the net realizable value of merchandise designated for clearance or slow-moving merchandise. Our adjustment to inventory cost for clearance and slow-moving merchandise is based on several factors including the quantity of merchandise on hand, sales trends and future advertising and merchandising plans. The accuracy of these estimates can be impacted by many factors, some of which are outside of management’s control, including changes in economic conditions and consumer buying trends. Based on prior experience we do not believe the assumptions used in these estimates will change significantly. A 10 percent change in this adjustment to inventory cost would have impacted gross margin by approximately $0.6 million for fiscal 2010.
Impairment of Long-lived Assets. In accordance with generally accepted accounting principles, we review long-lived assets for impairment whenever events or changes in circumstance indicate that their carrying amount may not be recoverable by comparing the carrying value of the assets with the estimated future undiscounted cash flows that those assets will generate. This analysis is performed for each asset group, which in the case of our retail operations is at the individual store level. To the extent these future estimates change, the conclusion regarding impairment may differ from our current estimates, and the loss, if any, would be recognized at that time. The impairment loss is calculated as the difference between asset carrying values and the present value of estimated net cash flows, giving consideration to recent operating performance and pricing trends. We recorded impairment losses totaling $0.9 million, $4.3 million and $6.0 million, in fiscal 2010, fiscal 2009 and fiscal 2008 respectively.

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
Deferred taxes are reflected on our balance sheet for temporary differences that will reverse in subsequent years. A change in tax rates is recognized as income or expense in the period in which the change becomes effective. Valuation allowances are recorded to reduce the carrying amount of deferred tax assets, when it is more likely than not that such assets will not be realized. In fiscal 2008, the Company determined that it was necessary to record a valuation allowance against its net deferred tax assets due to, among other factors, the Company’s cumulative three-year loss position. In fiscal 2010, the Company was still in a cumulative three-year loss position and continued to record a valuation allowance against its deferred tax assets. As of January 1, 2011, this valuation allowance was $31.7 million. Based upon its historical and continuing operating losses, the Company expects to record 100 percent valuation allowances against its net deferred tax assets in fiscal 2011. The expiration of statutes and closing of audits in fiscal 2011 may reduce the amount of unrecognized tax benefits by approximately $0.3 million which would result in a current tax benefit.
In the fourth quarter of fiscal 2009 there was a change in the Internal Revenue Code that extended the period from 2 years to 5 years over which the Company could carry back its net operating losses. As a result of this change the Company was able to utilize $15.8 million of net operating losses and as a result recorded an income tax benefit in 2009 of $6.0 million. In June 2010, the Company reached a preliminary agreement with the Internal Revenue Service on all open audit issues relating to the 2003 through 2008 tax years. This agreement resulted in a $0.4 million reduction of a refund related to a previously filed net operating loss carry back claim and was recorded as income tax expense in fiscal 2010.
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
In January 2010, the FASB issued guidance requiring new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances and settlements on a gross basis in the Level 3 reconciliation. We adopted this guidance as of January 1, 2010, except for the Level 3 reconciliation disclosures, which are deferred until annual periods beginning after December 15, 2010. The adoption did not have a material impact on our financial statements. See Note 1, Fair Value of Financial Instruments, for additional information.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We invest cash balances in excess of operating requirements primarily in money market accounts. The fair value of our cash and equivalents at January 2, 2011 approximated carrying value. A hypothetical decrease in interest rates of 10 percent compared to the rates in effect at year end would reduce our interest income by less than $0.1 million annually.
At January 2, 2010, the Company had $19.0 million outstanding under its loan agreement. The interest rate on the loan fluctuates with market rates and therefore the fair value of this financial instrument will not be impacted by a change in interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
A.C. MOORE ARTS & CRAFTS, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of A.C. Moore Arts & Crafts, Inc.
In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 8 present fairly, in all material respects, the financial position of A.C. Moore Arts & Crafts, Inc. and its subsidiaries at January 1, 2011 and January 2, 2010 and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 2, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2011 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Philadelphia, PA
March 31, 2011

A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except shares)

	January 1,	January 2,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$39,970	$45,952
Inventories	111,266	122,058
Prepaid expenses and other current assets	9,104	9,239
Prepaid and receivable income taxes	—	472
Deferred tax assets	2,153	3,577

	162,493	181,298

Non-current assets:
Property and equipment, net	73,771	81,938
Other assets	1,192	2,233

	$237,456	$265,469

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$19,000	$19,000
Trade accounts payable	43,131	37,047
Accrued payroll and payroll taxes	2,224	1,973
Accrued expenses	22,815	24,580
Accrued lease liability	2,478	2,071

	89,648	84,671

Non-current liabilities:
Deferred tax liability and other	1,920	3,344
Accrued lease liability	14,475	17,380

	16,395	20,724

	106,043	105,395

Commitments and contingencies (See Note 10)

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; none issued	—	—

Common stock, no par value, 40,000,000 shares authorized; shares issued and outstanding 25,346,412 and 24,851,594 at January 1, 2011 and January 2, 2010, respectively	138,105	136,586

Retained earnings (deficit)	(6,692)	23,488

	131,413	160,074

	$237,456	$265,469

The accompanying notes are an integral part of these consolidated financial statements.

A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)

	Fiscal
	2010	2009	2008

Net sales	$448,058	$468,889	$534,665
Cost of sales (including buying and distribution costs)	262,838	281,614	317,384

Gross margin	185,220	187,275	217,281
Selling, general and administrative expenses	211,390	213,268	232,307
Store pre-opening and closing expenses	2,613	4,477	8,742

Loss from operations	(28,783)	(30,470)	(23,768)
Interest expense	991	1,417	4,245
Interest (income)	(45)	(319)	(1,210)

Loss before income taxes	(29,729)	(31,568)	(26,803)
Provision for (benefit from) income taxes	451	(5,665)	(232)

Net loss	$(30,180)	$(25,903)	$(26,571)

Basic net loss per share	$(1.23)	$(1.15)	$(1.31)

Diluted net loss per share	$(1.23)	$(1.15)	$(1.31)

Basic weighted average shares outstanding	24,443	22,470	20,301

Diluted weighted average shares outstanding	24,443	22,470	20,301
The accompanying notes are an integral part of these consolidated financial statements.

A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands except share data)

				Accumulated
			Retained	Other
		Common	Earnings	Comprehensive
	Shares	Stock	(Deficit)	Loss	Total
Balance, December 31, 2007	20,375,646	$122,921	$77,162	$(483)	$199,600
Net (loss)	—	—	(26,571)	—	(26,571)
Unrealized (loss), net of taxes of $633	—	—	—	$(951)	(951)
Reclassification adjustment, net of taxes of $955	—	—	—	1,434	1,434

Total comprehensive income (loss)	—	—	—	—	$(26,088)
Exercise of stock options	2,200	8	—	—	8
Tax benefit from exercise of stock options	—	3	—	—	3
Stock-based compensation expense	—	1,977	—	—	1,977
Restricted shares, net	89,305	—	—	—	—
Change in accounting principle	—	—	(1,200)	—	(1,200)

Balance, January 3, 2009	20,467,151	$124,909	$49,391	$—	$174,300
Net (loss)	—	—	(25,903)	—	(25,903)

Total comprehensive income (loss)	—	—	—	—	$(25,903)
Stock-based compensation expense	—	1,824	—	—	1,824
Issuance of common stock	4,000,000	9,853	—	—	9,853
Restricted shares, net	384,443	—	—	—	—

Balance, January 2, 2010	24,851,594	136,586	23,488	$—	160,074
Net (loss)	—	—	$(30,180)	—	(30,180)

Total comprehensive income (loss)	—	—	—	—	$(30,180)
Exercise of stock options	63,155	(122)	—	—	(122)
Stock-based compensation expense	—	1,641	—	—	1,641
Restricted shares, net	431,663	—	—	—	—

Balance, January 1, 2011	25,346,412	$138,105	$(6,692)	$—	$131,413

The accompanying notes are an integral part of these consolidated financial statements.

A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$(30,180)	$(25,903)	$(26,571)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,686	16,220	15,714
Stock-based compensation expense	1,641	1,824	1,977
Impairment of fixed assets	905	4,252	6,016
Loss on disposal of assets	—	328	1,112
Provision for (benefit of) deferred income taxes, net	—	(192)	2,388
Changes in assets and liabilities:
Inventories	10,792	(12,693)	17,012
Prepaid expenses and other current assets	135	(893)	3,594
Income taxes receivable	472	1,433	3,193
Accounts payable	6,084	(2,227)	(9,506)
Accrued payroll, payroll taxes and accrued expenses	(1,514)	260	5,560
Accrued lease liability	(2,499)	(798)	(259)
Income taxes payable	—	—	(1,909)
Other	1,042	458	(602)

Net cash provided by (used in) operating activities	3,564	(17,932)	17,719

Cash flows from investing activities:
Capital expenditures	(9,424)	(10,335)	(15,917)

Cash flows used in investing activities	(9,424)	(10,335)	(15,917)

Cash flows from financing activities:
Exercise of stock options	(122)	—	8
Tax benefit of stock options	—	—	3
Issuance of common stock	—	9,853	—
Borrowing under line of credit	—	19,000	10,000
Repayment of debt	—	(29,071)	(2,571)

Net cash provided by (used in) financing activities	(122)	(218)	7,440

Net (decrease) increase in cash and cash equivalents	(5,982)	(28,485)	9,242
Cash and cash equivalents at beginning of period	45,952	74,437	65,195

Cash and cash equivalents at end of period	$39,970	$45,952	$74,437

Supplemental cash flow information:
Cash paid (received) during the year for:
Interest	$993	$3,343	$2,190

Income taxes, net of refunds	$23	$(7,349)	$649

The accompanying notes are an integral part of these consolidated financial statements.

A.C. MOORE ARTS & CRAFTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Organization and Basis of Presentation. A.C. Moore Arts & Crafts, Inc. became a holding company in July 1997 by incorporating in Pennsylvania and exchanging its common stock for all of the capital stock of A.C. Moore Incorporated held by its shareholders. The consolidated financial statements include the accounts of A.C. Moore Arts & Crafts, Inc. and its wholly owned subsidiaries (collectively, the “Company”). All inter-company accounts and transactions have been eliminated. As of January 1, 2011, the Company operated a 134 store chain of retail arts and crafts stores in the eastern region of the United States.
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
Fiscal Year. On December 19, 2008, the Board of Directors approved a change in the Company’s fiscal year end, moving it from December 31 to a 52 or 53 week fiscal year ending on the Saturday before or after December 31 of each year. The change was effective beginning with the Company’s fiscal year 2008 “fiscal 2008”, which ended on Saturday January 3, 2009. The change in our fiscal year end from December 31 to January 3 added three additional days to fiscal 2008, which accounted for $3.0 million in fiscal 2008 sales, or 0.6 percent of total sales. “Fiscal 2009” ended January 2, 2010 and “Fiscal 2010” ended January 1, 2011.
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

Perpetual inventory records are used to value store and warehouse inventories. A full physical inventory is taken at every location at least once per year and the perpetual records are adjusted to the physical counts. Estimates for inventory shrinkage from the date of the most recent physical inventory through the end of each reporting period are based on results from physical inventories and shrink trends. These estimates are updated to actual at the time of the physical inventory. A 10 percent change in our estimate for inventory shrinkage would have impacted gross margin by approximately $0.7 million for fiscal 2010.
Our inventory valuation methodology also requires other management estimates and judgment, such as the net realizable value of merchandise designated for clearance or slow-moving merchandise. Our adjustments to inventory cost for clearance and slow-moving merchandise is based on several factors including the quantity of merchandise on hand, sales trends and future advertising and merchandising plans. The accuracy of these estimates can be impacted by many factors, some of which are outside of management’s control, including changes in economic conditions and consumer buying trends. Based on prior experience we do not believe the assumptions used in these estimates will change significantly. A 10 percent change in this adjustment to inventory cost would have impacted gross margin by approximately $0.6 million for fiscal 2010.
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
Property and equipment consists of:

	Fiscal Year Ended
(In thousands)	2010	2009	2008

Land	$2,466	$2,466	$2,466
Buildings and improvements	38,370	38,370	38,370
Furniture, fixtures, software and equipment	137,381	131,036	129,949
Leasehold improvements	10,534	9,555	8,183
Equipment for future stores	382	705	552

	189,133	182,132	179,520
Less: Accumulated depreciation and amortization	(115,362)	(100,194)	(87,117)

	$73,771	$81,938	$92,403

Depreciation and amortization expense	$16,686	$16,220	$15,714

The Company capitalizes certain costs incurred in connection with developing or obtaining internal use software. These capitalized software costs are included in “Property and equipment, net” on the Consolidated Balance Sheets, and are being amortized over the estimated useful life of the software, not to exceed five years.
The following table sets forth capitalized software development costs and the related cost amortization for each of the last three fiscal years.

	Fiscal
(In thousands)	2010	2009	2008
Capitalized software development costs	$147	$307	$5,848
Amortization of capitalized software development costs	1,309	1,445	481
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
The following table sets forth total net sales by merchandise category for each of the last three fiscal years:

		Fiscal
(In thousands)	2010	2009	2008
Art and scrapbooking	$119,961	$130,003	$156,898
Traditional crafts	153,664	150,810	148,248
Floral and floral accessories	40,203	41,539	53,057
Fashion crafts	39,691	43,828	51,217
Home décor and frames	75,823	81,145	95,183
Seasonal items	18,716	21,564	30,061

Total	$448,058	$468,889	$534,665

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
Proceeds from the sale of gift cards are recorded as gift card liabilities and recognized as revenue when redeemed by the holder. Unredeemed gift cards are evaluated to determine whether the likelihood for redemption is remote (gift card breakage). We recognize gift card breakage as income based on historical redemption patterns. In fiscal 2010, fiscal 2009 and fiscal 2008, we recognized income of $0.3 million, $0.6 million and $0.5 million, respectively, related to gift card breakage.
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
The following table sets forth the components of store pre-opening and closing costs:

		Fiscal
(In thousands)	2010	2009	2008
Store pre-opening costs	$418	$495	$1,295
Store closing costs	2,195	3,982	7,447

	$2,613	$4,477	$8,742

Reserve for Closed Stores. We maintain a reserve for future rental obligations, carrying costs and other costs related to closed stores. We recognize exit costs for store closures at the time the store is closed. The costs of closing a store or facility are calculated as the present value of future rental obligations remaining under the lease, less estimated sublease rental income or the lease termination fee. The determination of the reserves is dependent on our ability to make reasonable estimates of costs to be incurred post-closure and of rental income to be received from subleases. The reserves could vary materially if market conditions were to vary significantly from our assumptions. This reserve is included in “Accrued expenses” on our Consolidated Balance Sheets.
Advertising Costs. The costs incurred for advertising are expensed in the first period the advertising takes place. We have cooperative advertising agreements with many of our vendors. However, they do not require that we advertise specific products. Cooperative advertising funds are recorded as a reduction in the purchase price of merchandise and recognized in cost of sales when the merchandise is sold. Advertising expense was $25.3 million, $26.9 million and $28.8 million in fiscal 2010, 2009 and 2008, respectively, and is included in Selling, general, and administrative expense.
Insurance Liabilities. The Company uses a combination of third-party and self-insurance to cover certain risks, including workers’ compensation, general liability, property, ocean marine and medical claims. Insurance liabilities are a component of “Accrued expenses” on our Consolidated Balance Sheets and represent an estimate of the ultimate cost of our uninsured liability as of the balance sheet date, less claims that have been paid. The accrual for workers’ compensation and general liability claims was $8.4 million and $8.2 million as of January 1, 2011 and January 2, 2010, respectively. These liabilities are actuarially estimated based on historical data and industry trends.
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

The following table sets forth the financial assets and liabilities carried at fair value measured as of January 1, 2011 and January 2, 2010:

		Fair Value Measurements
	Carrying				Gains
(In thousands)	Value	Level 1	Level 2	Level 3	(Losses)

Recurring
January 1, 2011
Cash and cash equivalents	$39,970	$39,970	$—	$—	$—

January 2, 2010
Cash and cash equivalents	$45,952	$45,952	$—	$—	$—

Nonrecurring
January 1, 2011
Long-lived assets held and used (1)	$180	$—	$—	$180	$(905)

January 2, 2010
Long-lived assets held and used (1)	$1,256	$—	$—	$1,256	$(4,300)

(1)	Represents retail store fixed assets written down to their fair value, resulting in a impairment charge which was included in earnings for the period.
Cash and cash equivalents are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. The remeasurement of long-lived assets represents store assets written down to fair value using a discounted cash flow model. The loss is the amount by which the carrying amount of the asset exceeds its fair market value. Key management judgments and estimates in the valuation include sales and profitability for fiscal 2010 and future years, and rates at which to discount projected future cash flows. The fair value measurement is classified within Level 3 of the valuation hierarchy as the valuation model inputs are not observable based on readily available market data.
Stock-based Compensation. In accordance with accounting standards, the Company recognizes compensation expense in the Consolidated Statement of Operations related to the fair value of its stock-based awards. The Company recognizes the cost of all stock-based awards on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures.
The Company determines fair value of such awards using the Black-Scholes options pricing model with the following weighted-average assumptions:

		Fiscal
	2010	2009	2008
Average fair value of awards	$1.56	$1.02	$2.20
Risk free interest rate	1.2%	1.8%	2.7%
Dividend yield	—	—	—
Average expected life in years	4.3	4.5	4.5
Expected stock price volatility	71.6%	60.6%	46.3%
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

In fiscal 2010, fiscal 2009 and fiscal 2008, the Company recognized $1.6 million, $1.8 million and $2.0 million, respectively, of stock-based compensation as a component of Selling, general and administrative expense.
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
Deferred taxes are reflected on our balance sheet for temporary differences that will reverse in subsequent years. A change in tax rates is recognized as income or expense in the period in which the change becomes effective. Valuation allowances are recorded to reduce the carrying amount of deferred tax assets, when it is more likely than not that such assets will not be realized. In fiscal 2008, the Company determined that it was necessary to record a valuation allowance against its net deferred tax assets due to, among other factors, the Company’s cumulative three-year loss position. In fiscal 2010, the Company was still in a cumulative three-year loss position and continued to record a valuation allowance against its deferred tax assets. As of January 1, 2011, this valuation allowance was $31.7 million. Based upon its historical and continuing operating losses, the Company expects to record 100 percent valuation allowances against its net deferred tax assets in fiscal 2011. The expiration of statutes and closing of audits in fiscal 2011 may reduce the amount of unrecognized tax benefits by approximately $0.3 million which would result in a current tax benefit.
In the fourth quarter of fiscal 2009 there was a change in the Internal Revenue Code that extended the period from 2 years to 5 years over which the Company could carry back its net operating losses. As a result of this change the Company was able to utilize $15.8 million of net operating losses and as a result recorded an income tax benefit in 2009 of $6.0 million. In June of 2010, the Company reached a preliminary agreement with the Internal Revenue Service on all open audit issues relating to the 2003 through 2008 tax years. This agreement resulted in a $0.4 million reduction of a refund related to a previously filed net operating loss carry back claim and was recorded as income tax expense in fiscal 2010.
Liquidity and Capital Resources. We have experienced net losses in each of the past three years. We had net losses in fiscal 2008, fiscal 2009 and fiscal 2010 of, respectively, $26.6 million, $25.9 million and $30.2 million. These losses are primarily the result of declines in same store sales for each of the last four years. Our same store sales declined 10.3% in fiscal 2007, 8.7% in fiscal 2008, 10.8% in fiscal 2009 and 5.4% in fiscal 2010. We anticipate a net loss in fiscal 2011.
One of our primary sources of liquidity is a $60.0 million credit facility provided by Wells Fargo Retail Finance, LLC (“WFRF”). Although we currently have $37.8 million of availability and have not borrowed under this credit since it was put in place two years ago, the agreement does contain various events of default which if triggered would allow the lender to take actions including raising the interest rate, discontinuing advances and accelerating the Company’s obligations. This agreement was due to expire on January 15, 2012. On March 4, 2011 the Company entered into an amendment to the agreement with WFRF to extend the facility for an additional five years, until March 4, 2016.

On February 15, 2011, the Company announced that it had engaged Janney Montgomery Scott LLC to serve as financial advisor in the exploration of strategic alternatives to enhance shareholder value. These alternatives include, but are not limited to, a sale of the Company, corporate financing or capital raise. The Company has received third party expressions of interest but there can be no assurance that a transaction will result from this process.
Our primary sources of liquidity include available cash and cash equivalents, cash generated from operations and availability under our credit agreement with WFRF. We believe these sources of liquidity will be sufficient to finance our working capital and capital expenditure requirements for at least the next 12 months.
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
3. Impairment of Long-lived Assets
The Company evaluates whether the carrying value of long-lived assets are fairly stated when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Events that trigger a test for recoverability include material adverse changes in projected revenues and expenses, significant underperformance relative to historical or projected future operating results, and significant negative industry or economic trends. When evaluating operating stores for impairment, the asset group is at an individual store level since that is the lowest level for which cash flows are identifiable. The carrying amount of a long-lived asset is not recoverable if it exceeds the undiscounted cash flows expected from the use and eventual disposition of the asset. An impairment loss is calculated as the amount by which the carrying amount of the asset exceeds its fair market value. The Company uses a present value technique to estimate the fair market value of its long-lived assets. Management believes that it includes all available information and utilizes its best estimates when performing these asset impairment tests. However, a continuing decline in store sales or gross margin could have an adverse effect on store profitability which may increase the likelihood of additional asset impairments in the future.
In fiscal 2010, 2009 and 2008 the Company recorded impairment charges of $0.9 million, $4.3 million and $6.0 million, respectively. At January 1, 2011 and January 2, 2010, respectively, the Company had $26.9 million and $37.5 million of long-lived assets, net of depreciation, that were associated with operating stores.
4. Store Closing Costs
The Company regularly reviews store performance. If the Company were to determine that a store does not meet certain performance criteria over a sustained period of time, the Company may decide to close that location. Store closing costs include non-cancellable lease obligations net of estimated sub lease income, asset related charges, employee severance, inventory liquidation and other costs.

The following table sets forth the components of store closing costs and the accrued liability as of year-end:

	Non-
	cancellable	Asset	Severence,
	lease	related	liquidation
(In thousands)	obligations	charges	and other	Total

Charges	5,702	580	1,165	7,447
Non-cash adjustments	—	(580)	—	(580)
Cash payments	—	—	(1,165)	(1,165)

Balance, January 3, 2009	$5,702	$—	$—	$5,702

Charges	3,475	304	203	3,982
Non-cash adjustments	—	(304)	—	(304)
Cash payments	(1,796)	—	(203)	(1,999)

Balance, January 2, 2010	$7,381	$—	$—	$7,381

Charges	1,941	126	128	2,195
Non-cash adjustments	—	(126)	—	(126)
Cash payments	(2,529)	—	(128)	(2,657)

Balance, January 1, 2011	$6,793	$—	$—	$6,793

The Company has developed a process to review and evaluate existing store performance and the prospects for new stores in order to identify underperforming locations and develop a strategy for locations that were no longer strategically or economically viable. As a result of this analysis, the Company closed nine stores in fiscal 2008 and reduced its planned store openings for fiscal 2008 from 14 locations to nine. In fiscal 2010 and fiscal 2009, the Company closed three and zero stores, respectively.
In fiscal 2008, we incurred $7.4 million in expenses related to these store closings and reduction in new store openings which included an accrual of $5.7 million for the estimated future net lease payments for stores that closed where the Company was not able to terminate its lease for the store space. In fiscal 2009 and fiscal 2010 the Company recorded additional store closing expenses of $4.0 million and $2.2 million, respectively, of which $3.5 million and $1.9 million, respectively, related to increases the estimated future net rental obligations for stores closed in prior years.

5. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year
(In thousands, except per share data)	2010	2009	2008

Net income (loss)	$(30,180)	$(25,903)	$(26,571)

Weighted average shares:
Basic	24,443	22,470	20,301
Incremental shares from assumed exercise of stock options and stock appreciation rights	—	—	—
Incremental restricted shares	—	—	—

Diluted	24,443	22,470	20,301

Basic net income (loss) per share	$(1.23)	$(1.15)	$(1.31)

Diluted net income (loss) per share	$(1.23)	$(1.15)	$(1.31)

Stock options and stock appreciation rights excluded from the calculation because the exercise price was greater than the average market price	1,953	1,287	1,439

Potentially dilutive shares excluded from the calculation as the result would be anti-dilutive	1,350	894	228

6. Financing Agreements
At the end of fiscal 2008, the Company had a loan agreement with Wachovia Bank (“Wachovia loan agreement”) which consisted of two mortgage agreements and a line of credit. There was $19.1 million outstanding under these mortgages and $10.0 million outstanding under the line of credit. The Company had entered into pay fixed interest rate swap agreements on these mortgages. The line of credit was for $30.0 million and was due to expire on May 30, 2009.
On January 15, 2009, the Company terminated the Wachovia loan agreement and interest rate swaps and entered into a new credit agreement with Wells Fargo Retail Finance, LLC (“WFRF loan agreement”). Because the terms of the WFRF loan agreement had been substantially finalized prior to the end of fiscal 2008 and the existing Wachovia mortgages were not refinanced with similar long-term debt, the Company classified the Wachovia mortgages as short-term debt as of January 3, 2009. In addition, the interest rate swap no longer qualified for hedge accounting treatment because it was no longer probable that the transaction would continue. As such, losses on the swap that were previously deferred in accumulated other comprehensive income (“AOCI”) were reclassified to earnings during the fourth quarter of fiscal 2008. The total mark to market loss on the swap as of January 3, 2009, including the fair value adjustment previously deferred in AOCI, was $2.4 million and is recorded as “Interest expense” in the Consolidated Statements of Operations.
Upon closing of the WFRF loan agreement, the Company borrowed $19.0 million under the line of credit and, combined with $13.2 million of its own funds, repaid all outstanding obligations under the Wachovia loan agreement including $18.9 million of principal and interest to satisfy the mortgages, $10.0 million to repay an advance under the line of credit and $2.8 million to terminate the interest rate swap. Borrowings under this agreement are for revolving periods of up to three months. As of January 1, 2011 there was $19.0 million borrowed under the line of credit, $3.2 million of outstanding stand-by letters of credit and availability of $37.8 million. Subject to availability, there is no debt service requirement during the term of this agreement.

The WFRF loan agreement is an asset-based senior secured revolving credit facility in an aggregate principal amount of up to $60.0 million, with a $15.0 million sub-limit for letters of credit. Interest is calculated at either LIBOR or Wells Fargo’s base rate plus between 1.75 and 2.50 percent, which is dependent upon the level of excess availability as defined in the agreement. In addition, the Company pays an annual fee of between 0.25 and 0.50 percent on the amount of unused availability, which is also dependent on the level of excess availability. At closing in January 2009, the Company had paid or incurred approximately $0.7 million in deferred financing costs which will be amortized over the term of the agreement.
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
The WFRF loan agreement was due to expire on January 15, 2012. On March 4, 2011, the parties amended the agreement (the “WFRF amendment”) for an additional five-year term through March 4, 2016. Prior to the WFRF amendment, interest was calculated at either adjusted LIBOR or WFRF’s base rate plus a margin of between 1.75 and 2.50 percent per annum, depending upon the level of excess availability as defined in the loan agreement. In addition, the Company paid an annual fee of between 0.25 and 0.50 percent per annum on the amount of unused availability, also dependent on the level of excess availability. As a result of the amendment, interest is calculated at either adjusted LIBOR or WFRF’s base rate plus a margin of between 2.25 and 2.75 percent per annum, depending upon the level of excess availability, and WFRF’s base rate has a “floor” equal to the adjusted LIBOR rate plus 1.00 percent per annum. In addition, the Company will pay an annual fee between 0.375 and 0.50 percent per annum on the amount of unused availability, also dependent on the level of excess availability. At closing, the Company paid or incurred deferred financing costs of approximately $0.4 million that will be amortized over the term of the facility. The amendment also modified certain provisions of the agreement in order to permit the Company to enter into, and perform its obligations under, contracts to effect a strategic alternatives transaction (as defined in the WFRF amendment). However, in order to consummate a strategic alternatives transaction, the Company will need to either payoff and terminate the credit facility or obtain WFRF’s consent.
7. Income Taxes
During fiscal 2010 there were no material changes to the Company’s reserve for unrecognized tax benefits which is included under the caption “Accrued expenses” on our Consolidated Balance Sheets. The Company records interest on uncertain tax positions as a component of interest expense and penalties are recorded as a component of income tax expense.
A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Fiscal
(In thousands)	2010	2009	2008
Gross unrecognized tax benefits, beginning of period	$610	$251	$2,826
Increases in tax positions for prior years	—	360	563
Decreases in tax positions for prior years	—	—	(493)
Increases in tax positions for current year	33	34	388
Settlements	—	(21)	(3,033)
Lapse in statute of limitations	(8)	(14)	—

Gross unrecognized tax benefits, end of period	$635	$610	$251

Approximately $0.4 million of the unrecognized tax benefits as of January 1, 2011 would affect the effective tax rate if recognized. During fiscal 2010, 2009 and 2008, the Company recognized $42,000, $15,000 and $340,000 respectively, of tax related interest in its Consolidated Statements of Operations and had $73,000, $23,000 and $10,000 tax related interest accrued on its January 1, 2011, January 2, 2010 and January 3, 2009 Consolidated Balance Sheets, respectively.
In June of 2010, the Company reached a preliminary agreement with the Internal Revenue Service on all open audit issues relating to the 2003 through 2008 tax years. This agreement resulted in a $0.4 million reduction of a refund related to a previously filed net operating loss carry back claim and was recorded as income tax expense during fiscal 2010. Based upon its historical and continuing operating losses, the Company recorded a 100 percent valuation allowances against its net deferred tax assets in fiscal 2010 and expects to continue to do so in fiscal 2011. The expiration of statutes and closing of audits in fiscal 2011 may reduce the amount of unrecognized tax benefits by approximately $0.3 million which would result in a current tax benefit.
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
The Company is subject to U.S. Federal income tax as well as income tax within the states in which it operates. In February 2008, the Company finalized an audit with the Internal Revenue Service that covered the 2004, 2005 and 2006 tax years. Subsequent to completion of that audit the Company filed a net operating loss carry back claim and received a refund of taxes previously paid in the tax years 2003 through 2006. As a result, these years remain subject to audit until 2012. The Company is currently under audit for its 2007 U.S. Federal income tax return. The Company has substantially concluded all material tax matters in states where it files tax returns through the 2005 tax year.
A reconciliation of income tax expense at the federal income tax rate to the income tax provision is as follows:

		Fiscal
(In thousands)	2010	2009	2008

United States federal taxes at statutory rate	$(10,405)	$(11,049)	$(9,381)
State and local taxes, net	(1,673)	(1,842)	(1,679)
Change in estimates for uncertain tax positions	(8)	466	309
Valuation allowance	12,157	6,812	10,474
Incentive stock option compensation	—	—	32
Tax free interest	(15)	(73)	(304)
Other	394	20	317

Income tax provision (benefit)	$451	$(5,665)	$(232)

The income tax provision consists of the following:

	Fiscal
(In thousands)	2010	2009	2008

Current tax expense (benefit):
Federal	$415	$(5,550)	$(3,249)
State	36	57	629

Total current	451	(5,494)	(2,620)

Deferred tax expense (benefit):
Federal	—	(172)	1,828
State	—	—	560

Total deferred	—	(172)	2,388

Total income tax provision (benefit)	$451	$(5,665)	$(232)

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

	Fiscal Year Ended
(In thousands)	2010	2009	2008

Current deferred taxes
Inventory valuation	$2,582	$2,824	$2,402
Accrued expenses	6,810	6,804	5,876
Deferred revenue	228	209	265
Valuation allowance	(7,468)	(6,260)	(3,943)

Total current deferred taxes	$2,152	$3,577	$4,600

Non-current deferred taxes
Property and equipment	(8,767)	(10,676)	(14,501)
Stock option compensation	3,425	3,040	2,368
Accrued rent expense	4,611	5,628	5,946
Federal net operating losses and credits	16,949	7,580	6,328
State net operating loss carryforwards	6,259	4,658	3,412
Valuation allowance	(24,253)	(13,304)	(8,577)
Other	(99)	(227)	529

Total non-current deferred taxes	(1,876)	(3,301)	(4,495)

Net deferred tax assets	$276	$276	$105

Deferred tax assets	$40,863	$30,743	$27,126
Deferred tax liabilities	(40,587)	(30,467)	(27,021)

Net deferred tax assets	$276	$276	$105

At January 1, 2011, the Company had approximately $46.6 million of federal and $121.7 million of state net operating loss (“NOL”) carry forwards, none of which expired in fiscal 2010, with the balance expiring through 2029. If utilized, these NOLs would result in future federal tax benefits of $16.6 million and combined net future state tax benefits of $6.3 million. The Company has recorded valuation allowances against all net federal and state deferred tax assets and NOLs.

8. Stock-based Compensation
The Company’s shareholders have approved the A.C. Moore Arts & Crafts, Inc. 2007 Stock Incentive Plan (the “Plan”). Awards issued under this Plan may take the form of stock options, stock appreciation rights, restricted stock awards, performance awards or stock units. There are 5,100,000 shares approved for issuance under this Plan. Any awards under this Plan that are not based on the appreciation in the value of the Company’s common stock in excess of an amount greater than the market value on the date of grant will decrease the share reserve by 1.31 shares for each share granted. As of January 1, 2011, the share reserve may be increased by up to 542,437 shares relating to options outstanding under the existing plans that are not exercised due to expiration, termination, cancellation or forfeiture.
The following table summarizes information about the stock award and restricted stock activity for fiscal 2010, 2009 and 2008, and options outstanding as of January 1, 2011, January 2, 2010 and January 3, 2009.

	Fiscal
(In thousands except per share data and # of months)	2010	2009	2008

Stock-based compensation expense	$1,641	$1,824	$1,977
Effect on net income	1,641	1,824	1,977
Effect on earnings per share	0.07	0.08	0.10
Market value in excess of grant price for options exercised	250	—	6
Intrinsic value of options outstanding	342	551	27
Unrecognized compensation cost	$3,679	$2,399	$3,264
Months over which compensation costs will be recognized	35	45	57
Shares available for future grant	2,533	4,148	734
Summarized in the following tables are the stock options and restricted stock activity for awards under the 1997 Employee, Director and Consultant Plan, the 2002 Stock Options Plan, and the 2007 Stock Incentive Plan:
Stock Options and Stock Appreciation Rights
Stock options and stock appreciation rights activity in the Company’s stock plans for fiscal 2010 and fiscal 2009 was as follows:

	Fiscal 2010		Fiscal 2009
	Stock Options and	Weighted Average	Stock Options and	Weighted Average
	Stock Appreciation Rights	Exercise Price	Stock Appreciation Rights	Exercise Price
Outstanding at beginning of period	1,631,616	$6.52	1,500,454	$15.34
Activity:
Granted	1,815,028	2.74	357,054	1.94
Expired	505,204	16.61	26,968	2.88
Forfeited	284,108	3.59	198,923	10.14
Exercised	160,934	1.22	—	—

Outstanding at end of period	2,496,398	$6.81	1,631,616	$6.52

The weighted average grant date fair value of stock options and stock appreciation rights was $1.56, $1.01 and $2.20 per share for fiscal 2010, 2009 and 2008, respectively.

The following table summarizes information about stock options and stock appreciation rights outstanding at January 1, 2011:

	Stock Options and			Stock Options and
	Stock Appreciation Rights Outstanding			Stock Appreciation Rights Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining Life	Average		Remaining Life	Average
Range of Exercise Prices	Shares	(Years)	Exercise Price	Shares	(Years)	Exercise Price

1.00 — 2.50	542,913	6.4	$1.88	465,654	5.8	$1.90
2.51 — 5.00	1,268,692	6.1	2.97	—	—	—
5.01 — 10.00	179,658	3.4	7.26	266,777	4.7	7.18
10.01 — 20.00	180,268	3.6	17.96	360,618	5.4	17.72
20.01 — 26.67	324,867	4.1	23.57	538,567	4.5	23.07

	2,496,398	5.5	$6.81	1,631,616	5.1	$6.52

Restricted Stock
Certain of the restricted stock awards carry a performance-based vesting feature which allows for accelerating vesting if the targets are met. If the targets are not met, the awards vest after periods of between two and five years.
The following table summarizes activity for restricted stock awards:

	Fiscal 2010		Fiscal 2009
	Number of	Weighted Average	Number of	Weighted Average
	Shares	Grant Date Fair Value	Shares	Grant Date Fair Value
Outstanding at beginning of period	526,734	$5.40	162,535	$11.86
Activity:
Granted	609,552	2.39	473,852	2.15
Vested	169,079	3.77	20,244	10.38
Cancelled	159,651	5.87	89,409	5.84

Outstanding at end of period	807,556	$3.01	526,734	$5.40

9.	Retirement Plan
The Company had established a 401(k) savings plan (the “401(k) Plan”) for eligible employees. Participation in the 401(k) Plan is voluntary and available to any employee who is at least 21 years of age and has completed a three month eligibility period. Participants may elect to contribute up to 100 percent of their eligible compensation. In accordance with the provisions of the 401(k) Plan, the Company, at its discretion can make a matching contribution to the account of each participant in an amount equal to 25 percent of the first six percent of eligible compensation contributed by each participant with a maximum annual match of $1,500. The Company’s matching contribution expense for fiscal year 2008 was $0.2 million. Effective with the first payroll of 2009, the Company indefinitely suspended the matching contribution.

10. Commitments and Contingencies
Commitments
The Company leases its retail stores and some vehicles under non-cancelable operating leases. Most store leases have an average initial term of ten years, with three five year renewal options, and provide for predetermined escalations in future minimum annual rent or additional rent contingent upon store sales levels. Rent escalations are amortized over the initial term commencing on the date the Company takes possession. The pro rata portion of rent holidays and scheduled rent escalations has been included in accrued lease liabilities in the accompanying balance sheet. For fiscal 2010, 2009 and 2008, the amount of rent paid over the amount of rent expense recognized was $2.9 million, $1.8 million and $2.1 million, respectively.
Rent expense under operating leases consists of:

		Fiscal
(In thousands)	2010	2009	2008

Minimum rentals	$38,725	$38,097	$40,508
Contingent payments	9	68	46

	$38,734	$38,165	$40,554

As of January 1, 2011, the Company had entered into two lease agreements for stores scheduled to open in 2011. Future minimum lease payments (including those for unopened stores) as of January 1, 2011 for non-cancelable operating leases with terms in excess of one year are as follows (in thousands):

Fiscal Year	Rent Obligation
2011	$42,752
2012	39,232
2013	33,624
2014	28,234
2015	21,613
Thereafter	45,189

Total minimum future rentals	$210,644

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
11. Related Party Transactions
Neil A. McLachlan, a director of the Company since February 2007, is President of the Consumer & Office Products Group of MeadWestvaco Corporation. The Company purchased $0, $78,994 and $322,233, respectively of merchandise to sell in its stores from MeadWestvaco Corporation in the fiscal years ended January 1, 2011, January 2, 2010 and January 3, 2009. Mr. McLachlan was not involved in these transactions and did not receive any compensation for these transactions.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
We had no changes in or disagreements with accountants on accounting and financial disclosure of the type referred to in Item 304(b) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of January 1, 2011. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of January 1, 2011, our disclosure controls and procedures, as defined in Rule 13a-15(e), were effective to ensure that (i) information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of January 1, 2011 based on the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of January 1, 2011, based on criteria in Internal Control- Integrated Framework issued by the COSO.
The effectiveness of the Company’s internal control over financial reporting as of January 1, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
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
Incorporated by reference from our Proxy Statement relating to our 2011 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to this Annual Report on Form 10-K, except information concerning our executive officers which is set forth in Part I of this Annual Report on Form 10-K and which is incorporated herein by reference.
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
Incorporated by reference from our Proxy Statement relating to our fiscal 2011 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Incorporated by reference from our Proxy Statement relating to our fiscal 2011 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Form 10-K.
Equity Compensation Plan Information
The following table summarizes information regarding our existing equity compensation plans as of January 1, 2011:

(c)
	(a)		Number of securities
	Number of securities	(b)	remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of outstanding	exercise price of	equity compensation
	options, warrants and	outstanding options,	plans (excluding securities
Plan Category	rights	warrants and rights	reflected in column (a))

Equity compensation plans approved by security holders (1)	2,496,398	$6.81	2,532,822

Equity compensation plans not approved by security holders	—	—	—

Total	2,496,398	$6.81	2,532,822

(1)	These plans are our 1997 Employee, Director and Consultant Stock Option Plan, 2002 Stock Option Plan and 2007 Stock Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Incorporated by reference from our Proxy Statement relating to our fiscal 2011 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
Incorporated by reference from our Proxy Statement relating to our fiscal 2011 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Annual Report on Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE.
(a)	The following documents are filed as part of this Annual Report on Form 10-K:
(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at January 1, 2011 and January 2, 2010

Consolidated Statements of Operations for each of the three fiscal years in the period ended January 1, 2011

Consolidated Statements of Changes in Shareholders’ Equity for each of the three fiscal years in the period ended January 1, 2011

Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended January 1, 2011

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule:

Schedule II — Valuation and Qualifying Accounts

All other schedules have been omitted because they are not applicable, not required or the information is included elsewhere herein.

(3)	Exhibits:

The exhibits filed as part of this report are listed under exhibits at subsection (b) of this Item 15.
(b)	Exhibits:

Exhibit Number		Description

3.1	(1)	Articles of Incorporation.

3.1.1	(2)	Amendment to Articles of Incorporation.

3.1.2	(3)	Amendment to Articles of Incorporation.

3.2	(4)	Amended and Restated Bylaws.

Exhibit Number		Description

4.1	(18)	Registration Rights Agreement, dated May 27, 2009.

+10.1	(1)	1997 Employee, Director and Consultant Stock Option Plan.

+10.2	(1)	Form of Incentive Stock Option Agreement under the 1997 Employee, Director and Consultant Stock Option Plan.

+10.3	(5)	2002 Stock Option Plan.

+10.4	(6)	Form of Incentive Stock Option/Non-Qualified Option Agreement under the 2002 Stock Option Plan.

+10.5	(7)	2007 Annual Incentive Plan.

+10.6	(8)	2007 Stock Incentive Plan.

+10.6.1	(19)	Amendment to 2007 Stock Incentive Plan.

+10.7	(8)	Form of Stock Unit Agreement under the 2007 Stock Incentive Plan.

+10.8	(8)	Form of Nonqualified Stock Option Agreement under the 2007 Stock Incentive Plan.

+10.9	(8)	Form of Incentive Stock Option Agreement under the 2007 Stock Incentive Plan.

+10.10	(8)	Form of Stock Appreciation Rights Agreement under the 2007 Stock Incentive Plan.

+10.11	(8)	Form of Restricted Stock Agreement under the 2007 Stock Incentive Plan.

10.12	(9)	Amended and Restated Loan Agreement, dated as of May 31, 2008, between the Company and Wachovia Bank, National Association (“Wachovia”).

10.13	(9)	Amendment to Loan Documents, dated as of May 31, 2008, between the Company and Wachovia.

10.14	(9)	Amended and Restated Promissory Note, dated as of May 31, 2008, between the Company and Wachovia.

10.15	(10)	Promissory Note and Loan Modification, dated as of September 18, 2008, between the Company and Wachovia Bank, National Association.

10.16	(11)	Amended and Restated Swap Transaction Confirmation, signed on December 8, 2006 and effective as of November 27, 2006.

Exhibit Number		Description

10.17	(11)	Amended and Restated Swap Transaction Confirmation, signed on December 8, 2006 and effective as of November 27, 2006.

10.18	(20)
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

10.20.1	(26)	First Amendment, dated as of March 4, 2011, to the Credit Agreement, dated as of January 15, 2009, between the Company and Wells Fargo Retail Finance, LLC.

+10.21	(13)	Employment Agreement, effective as of June 1, 2006, between the Company and Rick A. Lepley.

+10.22	(13)	Form of Option Agreement between the Company and Rick A. Lepley.

+10.23	(14)	First Amendment, dated as of November 15, 2006, to the Employment Agreement, dated as of June 1, 2006, between the Company and Rick A. Lepley.

+10.24	(3)
Second Amendment, dated as of November 19, 2007, to the Employment Agreement, dated as of June 1, 2006, between the Company and Rick A. Lepley, as amended by the First Amendment, dated as of November 15, 2006.

+10.25	(21)
Third Amendment, dated as of December 3, 2008, to the Employment Agreement, dated as of June 1, 2006, between the Company and Rick A. Lepley, as amended by the First Amendment, dated as of November 15, 2006, and by the Second Amendment, dated as of November 19, 2007.

+10.25.1	(22)	Agreement and Release, dated as of March 31, 2010, between the Company and Rick A. Lepley.

+10.26	(15)	Letter Agreement, dated November 28, 2007, between the Company and Joseph A. Jeffries.

+10.27	(9)	First Amendment, dated August 6, 2008, to Employment Letter dated November 28, 2007, between the Company and Joseph A. Jeffries.

+10.27.1	(20)	Amended and Restated Employment Letter, dated as of August 10, 2009, between the Company and Joseph A. Jeffries.

+10.27.2	(22)	Special Award Agreement, dated March 29, 2010, between the Company and Joseph A. Jeffries.

+10.27.3	(23)	Amended and Restated Employment Letter, dated August 19, 2010, between the Company and Joseph A. Jeffries.

+10.29	(2)	Employment Agreement, effective as of July 24, 2006, between the Company and Amy Rhoades.

Exhibit Number		Description

+10.30	(2)	First Amendment, dated as of November 15, 2006, to the Employment Agreement, dated as of July 24, 2006, between the Company and Amy Rhoades.

+10.31	(3)
Second Amendment, dated as of November 19, 2007, to the Employment Agreement, dated as of July 24, 2006, by and between the Company and Amy Rhoades, as amended by the First Amendment, dated as of November 15, 2006.

+10.31.1
Third Amendment, dated as of March 28, 2011, to the Employment Agreement, dated as of July 24, 2006, by and between the Company and Amy Rhoades, as amended by the First Amendment, dated as of November 15, 2006, and the Second Amendment, dated as of November 19, 2007.

+10.32	(16)	Form of Special Retention Award Agreement.

+10.33	(20)	Employment Letter, dated as of May 17, 2009, between the Company and David Abelman.

+10.33.1	(25)	Amendment One, dated as of March 16, 2010, to Employment Letter, dated as of May 7, 2009, between the Company and David Abelman.

+10.33.2		Amendment Two, dated as of March 28, 2011, between the Company and David Abelman.

+10.34	(20)	Employment Letter, dated as of May 13, 2009, between the Company and David Stern.

+10.34.1	(25)	Special Award Agreement, dated as of November 24, 2009, between the Company and David Stern.

+10.35	(24)	Letter agreement, dated December 6, 2010, between the Company and Rodney Schriver.

10.36	(18)	Securities Purchase Agreement, dated May 27, 2009.

18.1	(17)
Preferability letter provided by PricewaterhouseCoopers LLC, our independent registered public accounting firm to change our method of accounting for valuing store inventories to weighted average cost.

21.1		Subsidiaries of the Company.

23.1		Consent of PricewaterhouseCoopers LLP.

31.1		Certification of Chief Executive Officer pursuant to Rule 13a—14(a) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

31.2		Certification of Chief Financial Officer pursuant to Rule 13a—14(a) promulgated under the Exchange Act.

Exhibit Number	Description

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-32859) filed on August 5, 1997.

(2)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2006.

(3)	Incorporated by reference to the Company’s Form 8-K filed on November 21, 2007.

(4)	Incorporated by reference to the Company’s Form 8-K filed on September 1, 2010.

(5)	Incorporated by reference to the Company’s Definitive Proxy Statement filed on April 22, 2002.

(6)	Incorporated by reference to the Company’s Form 8-K filed on August 9, 2006.

(7)	Incorporated by reference to the Company’s Definitive Proxy Statement filed on April 30, 2007.

(8)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-143612) filed on June 8, 2007.

(9)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2008.

(10)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2008.

(11)	Incorporated by reference to the Company’s Form 8-K filed on December 14, 2006.

(12)	Incorporated by reference to the Company’s Form 8-K filed on January 22, 2009.

(13)	Incorporated by reference to the Company’s Form 8-K filed on June 7, 2006.

(14)	Incorporated by reference to the Company’s Form 8-K filed on November 16, 2006.

(15)	Incorporated by reference to the Company’s Form 8-K filed on November 28, 2007.

(16)	Incorporated by reference to the Company’s Form 8-K filed on April 4, 2008.

(17)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2008.

(18)	Incorporated by reference to the Company’s Form 8-K filed May 27, 2009. .

(19)	Incorporated by reference to the Company’s Definitive Proxy Statement filed on July 24, 2009.

(20)	Incorporated by reference to the Company’s Form 10-Q for the fiscal quarter ended July 4, 2009.

(21)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended January 3, 2009.

(22)	Incorporated by reference to the Company’s Form 8-K filed on March 29, 2010.

(23)	Incorporated by reference to the Company’s Form 8-K filed on August 25, 2010.

(24)	Incorporated by reference to the Company’s Form 8-K filed on December 16, 2010.

(25)	Incorporated by reference to the Company’s Form 10-K filed on March 18, 2010.

(26)	Incorporated by reference to the Company’s Form 8-K filed on March 10, 2011.

SCHEDULE II
A.C. MOORE ARTS & CRAFTS, INC.
Valuation and Qualifying Accounts
(In thousands)

Column A	Column B	Column C			Column D	Column E
					Deductions -
					Write-offs,
	Balance at	Additions -	Additions -		Payments and
Description	Beginning of	Charged to	Charged to		Other	Balance at End
Income Tax Valuation Allowance	Period	Expense	Other Accounts		Adjustments	of Period
2010	$19,564	$—	$12,157	(a)	$—	$31,721
2009	12,520	—	13,080	(a)	6,036	19,564
2008	3,007	10,474	—		961	12,520

(a)	Represents additions to net deferred tax assets against which the Company records a valuation allowance.

				Deductions -
				Write-offs,
	Balance at	Additions -	Additions -	Payments and
Description	Beginning of	Charged to	Charged to	Other	Balance at End
Sales Returns Allowance	Period	Expense	Other Accounts	Adjustments	of Period
2010	$231	$—	$—	$5	$226
2009	206	25	—	—	231
2008	227	—	—	21	206

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A.C. MOORE ARTS & CRAFTS, INC.
Date: March 31, 2011	By:	/s/ Joseph A. Jeffries
Joseph A. Jeffries
Chief Executive Officer (Principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Joseph A. Jeffries Joseph A. Jeffries	Chief Executive Officer (Principal Executive Officer)	March 31, 2011

/s/ Rodney B. Schriver Rodney B. Schriver	Vice President and Controller (Principal Accounting Officer)	March 31, 2011

/s/ Michael J. Joyce Michael J. Joyce	Chairman of the Board of Directors	March 31, 2011

/s/ Joseph F. Coradino Joseph F. Coradino	Director	March 31, 2011

/s/ Neil A. McLachlan Neil A. McLachlan	Director	March 31, 2011

/s/ Thomas S. Rittenhouse Thomas S. Rittenhouse	Director	March 31, 2011

/s/ Lori J. Schafer Lori J. Schafer	Director	March 31, 2011

Exhibit Index

Exhibit Number		Description

3.1	(1)	Articles of Incorporation.

3.1.1	(2)	Amendment to Articles of Incorporation.

3.1.2	(3)	Amendment to Articles of Incorporation.

3.2	(4)	Amended and Restated Bylaws.

4.1	(18)	Registration Rights Agreement, dated May 27, 2009.

+10.1	(1)	1997 Employee, Director and Consultant Stock Option Plan.

+10.2	(1)	Form of Incentive Stock Option Agreement under the 1997 Employee, Director and Consultant Stock Option Plan.

+10.3	(5)	2002 Stock Option Plan.

+10.4	(6)	Form of Incentive Stock Option/Non-Qualified Option Agreement under the 2002 Stock Option Plan.

+10.5	(7)	2007 Annual Incentive Plan.

+10.6	(8)	2007 Stock Incentive Plan.

+10.6.1	(19)	Amendment to 2007 Stock Incentive Plan.

+10.7	(8)	Form of Stock Unit Agreement under the 2007 Stock Incentive Plan.

+10.8	(8)	Form of Nonqualified Stock Option Agreement under the 2007 Stock Incentive Plan.

+10.9	(8)	Form of Incentive Stock Option Agreement under the 2007 Stock Incentive Plan.

+10.10	(8)	Form of Stock Appreciation Rights Agreement under the 2007 Stock Incentive Plan.

+10.11	(8)	Form of Restricted Stock Agreement under the 2007 Stock Incentive Plan.

10.12	(9)	Amended and Restated Loan Agreement, dated as of May 31, 2008, between the Company and Wachovia Bank, National Association (“Wachovia”).

Exhibit Number		Description

10.13	(9)	Amendment to Loan Documents, dated as of May 31, 2008, between the Company and Wachovia.

10.14	(9)	Amended and Restated Promissory Note, dated as of May 31, 2008, between the Company and Wachovia.

10.15	(10)	Promissory Note and Loan Modification, dated as of September 18, 2008, between the Company and Wachovia Bank, National Association.

10.16	(11)	Amended and Restated Swap Transaction Confirmation, signed on December 8, 2006 and effective as of November 27, 2006.

10.17	(11)	Amended and Restated Swap Transaction Confirmation, signed on December 8, 2006 and effective as of November 27, 2006.

10.18	(20)
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

10.20.1	(26)	First Amendment, dated as of March 4, 2011, to the Credit Agreement, dated as of January 15, 2009, between the Company and Wells Fargo Retail Finance, LLC.

+10.21	(13)	Employment Agreement, effective as of June 1, 2006, between the Company and Rick A. Lepley.

+10.22	(13)	Form of Option Agreement between the Company and Rick A. Lepley.

+10.23	(14)	First Amendment, dated as of November 15, 2006, to the Employment Agreement, dated as of June 1, 2006, between the Company and Rick A. Lepley.

+10.24	(3)
Second Amendment, dated as of November 19, 2007, to the Employment Agreement, dated as of June 1, 2006, between the Company and Rick A. Lepley, as amended by the First Amendment, dated as of November 15, 2006.

+10.25	(21)
Third Amendment, dated as of December 3, 2008, to the Employment Agreement, dated as of June 1, 2006, between the Company and Rick A. Lepley, as amended by the First Amendment, dated as of November 15, 2006, and by the Second Amendment, dated as of November 19, 2007.

Exhibit Number		Description

+10.25.1	(22)	Agreement and Release, dated as of March 31, 2010, between the Company and Rick A. Lepley.

+10.26	(15)	Letter Agreement, dated November 28, 2007, between the Company and Joseph A. Jeffries.

+10.27	(9)	First Amendment, dated August 6, 2008, to Employment Letter dated November 28, 2007, between the Company and Joseph A. Jeffries.

+10.27.1	(20)	Amended and Restated Employment Letter, dated as of August 10, 2009, between the Company and Joseph A. Jeffries.

+10.27.2	(22)	Special Award Agreement, dated March 29, 2010, between the Company and Joseph A. Jeffries.

+10.27.3	(23)	Amended and Restated Employment Letter, dated August 19, 2010, between the Company and Joseph A. Jeffries.

+10.29	(2)	Employment Agreement, effective as of July 24, 2006, between the Company and Amy Rhoades.

+10.30	(2)	First Amendment, dated as of November 15, 2006, to the Employment Agreement, dated as of July 24, 2006, between the Company and Amy Rhoades.

+10.31	(3)
Second Amendment, dated as of November 19, 2007, to the Employment Agreement, dated as of July 24, 2006, by and between the Company and Amy Rhoades, as amended by the First Amendment, dated as of November 15, 2006.

+10.31.1
Third Amendment, dated as of March 28, 2011, to the Employment Agreement, dated as of July 24, 2006, by and between the Company and Amy Rhoades, as amended by the First Amendment, dated as of November 15, 2006, and the Second Amendment, dated as of November 19, 2007.

+10.32	(16)	Form of Special Retention Award Agreement.

+10.33	(20)	Employment Letter, dated as of May 17, 2009, between the Company and David Abelman.

+10.33.1	(25)	Amendment One, dated as of March 16, 2010, to Employment Letter, dated as of May 7, 2009, between the Company and David Abelman.

+10.33.2		Amendment Two, dated as of March 28, 2011, between the Company and David Abelman.

+10.34	(20)	Employment Letter, dated as of May 13, 2009, between the Company and David Stern.

+10.34.1	(25)	Special Award Agreement, dated as of November 24, 2009, between the Company and David Stern.

+10.35	(24)	Letter agreement, dated December 6, 2010, between the Company and Rodney Schriver.

10.38	(18)	Securities Purchase Agreement, dated May 27, 2009.

18.1	(17)
Preferability letter provided by PricewaterhouseCoopers LLC, our independent registered public accounting firm to change our method of accounting for valuing store inventories to weighted average cost.

21.1		Subsidiaries of the Company.

Exhibit Number	Description

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) promulgated under the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-32859) filed on August 5, 1997.

(2)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2006.

(3)	Incorporated by reference to the Company’s Form 8-K filed on November 21, 2007.

(4)	Incorporated by reference to the Company’s Form 8-K filed on September 1, 2010.

(5)	Incorporated by reference to the Company’s Definitive Proxy Statement filed on April 22, 2002.

(6)	Incorporated by reference to the Company’s Form 8-K filed on August 9, 2006.

(7)	Incorporated by reference to the Company’s Definitive Proxy Statement filed on April 30, 2007.

(8)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-143612) filed on June 8, 2007.

(9)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2008.

(10)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2008.

(11)	Incorporated by reference to the Company’s Form 8-K filed on December 14, 2006.

(12)	Incorporated by reference to the Company’s Form 8-K filed on January 22, 2009.

(13)	Incorporated by reference to the Company’s Form 8-K filed on June 7, 2006.

(14)	Incorporated by reference to the Company’s Form 8-K filed on November 16, 2006.

(15)	Incorporated by reference to the Company’s Form 8-K filed on November 28, 2007.

(16)	Incorporated by reference to the Company’s Form 8-K filed on April 4, 2008.

(17)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2008.

(18)	Incorporated by reference to the Company’s Form 8-K filed May 27, 2009. .

(19)	Incorporated by reference to the Company’s Definitive Proxy Statement filed on July 24, 2009.

(20)	Incorporated by reference to the Company’s Form 10-Q for the fiscal quarter ended July 4, 2009.

(21)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended January 3, 2009.

(22)	Incorporated by reference to the Company’s Form 8-K filed on March 29, 2010.

(23)	Incorporated by reference to the Company’s Form 8-K filed on August 25, 2010.

(24)	Incorporated by reference to the Company’s Form 8-K filed on December 16, 2010.

(25)	Incorporated by reference to the Company’s Form 10-K filed on March 18, 2010.

(26)	Incorporated by reference to the Company’s Form 8-K filed on March 10, 2011.