Form 10-K/A
period 2011-01-01
A.C. Moore Arts & Crafts, Inc.
filed 2011-05-02
CIK 1042809

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
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

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☑ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of July 2, 2010, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $40,868,379 million based on $2.21, the closing price per share of the registrant’s common stock on such date, as reported on the NASDAQ Stock Market. (1)
The number of shares of the registrant’s common stock outstanding as of April 29, 2011 was 25,394,412.
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

EXPLANATORY NOTE
A.C. Moore Arts & Crafts, Inc. (“A.C. Moore” or the “Company”) is filing this Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended January 1, 2011 (“Form 10-K/A”) to include the information required in Part III of Form 10-K. The information required by Items 10 through 14 of Part III is no longer being incorporated by reference to A.C. Moore Arts & Crafts, Inc.’s definitive proxy statement relating to the 2011 Annual Meeting of Shareholders. In addition, Item 15 of Part IV is being amended to include currently dated certifications from A.C. Moore Arts & Crafts, Inc.’s principal executive officer and principal financial officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002, with respect to this Form 10-K/A. This amendment is not intended to update other information presented in the Form 10-K as originally filed (the “Original Filing”). Accordingly, this amendment should be read in conjunction with other filings, if any, made with the Securities and Exchange Commission (“SEC”) subsequent to the filing of the Original Filing, including any amendments to those filings.
Cautionary Statement Relating to Forward-Looking Statements
As used herein, unless the context otherwise requires, all references to “A.C. Moore,” “the Company,” “we,” “our,” “us” and similar terms in this report refer to A.C. Moore Arts & Crafts, Inc. together with its subsidiaries.
Certain oral statements made by our management from time to time and certain statements contained herein or in other reports filed by us with the Securities and Exchange Commission (“SEC”) or incorporated by reference herein or therein are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to our results of operations and our business. All such statements, other than statements of historical facts, including those regarding market trends, our financial position and results of operations, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward-looking words or phrases including, but not limited to, “intended,” “will,” “should,” “may,” “believes,” “expects,” “expected,” “anticipates” and “anticipated” or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on our current expectations. Although we believe that the expectations reflected in forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. These forward-looking statements represent our current judgment. We disclaim any intent or obligation to update our forward-looking statements. Because forward-looking statements involve risks and uncertainties, our actual results could differ materially. Important factors that could cause actual results to differ materially from our expectations are discussed in the Original Filing, particularly in “Item 1. Business,” “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this Cautionary Statement.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The following table sets forth information concerning A.C. Moore’s directors and executive officers as of April 28, 2011:

			Director/
Name	Age	Position with A.C. Moore	Officer Since

Michael J. Joyce	69	Chairman of the Board	2004
Joseph F. Coradino	59	Director	2006
Neil A. McLachlan	54	Director	2007
Thomas S. Rittenhouse	69	Director	2007
Lori J. Schafer	48	Director	2005
Joseph A. Jeffries	45	Chief Executive Officer and Director	2007
David Stern	44	Executive Vice President and Chief Financial and Administrative Officer	2009
David Abelman	51	Executive Vice President and Chief Merchandising and Marketing Officer	2009
Amy Rhoades	39	Senior Vice President and General Counsel	2006
Rodney Schriver	54	Vice President, Chief Accounting Officer and Controller	2004
Mr. Joyce has been a director of A.C. Moore since June 2004 and the Chairman of the Board since June 2006. From 1975 through May 2004, Mr. Joyce was a partner in the public accounting firm of Deloitte & Touche, LLP and served as the New England Managing Partner from May 1995 until his retirement in May 2004. Mr. Joyce is a director of each of Brandywine Realty Trust, a New York Stock Exchange traded real estate investment trust, and Allegheny Technologies Incorporated, a New York Stock Exchange traded specialty materials producer. He also served as a director of Heritage Property Investment Trust, Inc., a New York Stock Exchange traded real estate investment trust, until October 2006, when Heritage merged with and into affiliates of Centro Properties Group. The Board believes that Mr. Joyce’s qualifications include, among other things, his experience with executive management and oversight as well as expertise in accounting and financial matters.
Mr. Coradino has been a director of A.C. Moore since June 2006. Mr. Coradino is a member of the Board of Trustees and Office of the Chairman of Pennsylvania Real Estate Investment Trust (referred to as “PREIT”), a New York Stock Exchange traded equity real estate investment trust with a primary investment focus on retail enclosed shopping malls and open air shopping centers located in the United States. Since June 2004, Mr. Coradino has been President of PREIT Services, LLC and PREIT-Rubin, Inc., both management affiliates of PREIT, and has also served as Executive Vice President-Retail of PREIT since December 2001. From November 1998 to June 2004, he was Executive Vice President-Retail Division and Treasurer of PREIT-Rubin, Inc. From 1981 to 1998, Mr. Coradino held various positions with PREIT, including Senior Vice President-Retail Division and Treasurer, PREIT-Rubin, Inc. Mr. Coradino is an equity investor of Academy Asset Management LLC, a registered investment adviser. He serves as a trustee of the University of the Arts, Philadelphia, Pennsylvania. The Board believes that Mr. Coradino’s qualifications include, among other things, his years of knowledge and experience within the real estate industry, and in particular, the retail sector.

Mr. McLachlan has been a director of A.C. Moore since February 2007. Mr. McLachlan is President of the Consumer & Office Products Group of MeadWestvaco Corporation, a New York Stock Exchange traded manufacturer of packaging, consumer and office products, specialty chemicals and specialty papers. As President of the Consumer & Office Products Group, a position which he has held since March 1999, Mr. McLachlan is responsible for the group’s approximately $900 million in sales, 2,300 employees and four manufacturing and distribution locations. Before joining MeadWestvaco Corporation, Mr. McLachlan served as Senior Vice President, International of Fisher-Price, Inc., overseeing the development of Mattel’s infant and preschool business around the world. The Board believes that Mr. McLachlan’s qualifications include, among other things, his broad knowledge of both retail merchandising and supply chain issues.
Mr. Rittenhouse has been a director of A.C. Moore since February 2007. Mr. Rittenhouse has a 39-year career in the retail and global supply chain industries. From July 1965 through January 1997, Mr. Rittenhouse was employed by Strawbridge & Clothier, Inc., a NASDAQ traded department and discount store chain, where he held various key officer positions overseeing both operations and finance, including as President of Strawbridge & Clover, Inc. From January 1997 to his retirement in January 2004, he served as President and Chief Executive officer of the Uniform Code Council, Inc., a global organization which sets standards for bar-coding and electronic commerce. Since January 2010, he has served as Chief Executive Officer for the Ralston Center, a not-for-profit organization which develops programs and services that address the medical, mental health and quality of life needs of older adults. He previously served as a consultant for the Ralston Center since September 2004. Mr. Rittenhouse is a director of Loftware, Inc. and StarCite, LLC, both of which are private software companies. He also served as a director of Boardwalk Bancorp, Inc., a NASDAQ traded bank holding company, until January 2008, when Boardwalk merged with Cape Bancorp, Inc. The Board believes that Mr. Rittenhouse’s qualifications include, among other things, his extensive experience in retail operations and his financial and accounting expertise.
Ms. Schafer has been a director of A.C. Moore since September 2005. Since September 2007, Ms. Schafer has served as Executive Advisor of the Global Retail Practice of SAS Institute, Inc., a provider of business intelligence software and analytics. From October 2003 to September 2007, Ms. Schafer served as Vice President, Global Retail Practice for SAS. Ms. Schafer had served as Chairman, President and Chief Executive Officer of Marketmax, Inc., a merchandise intelligence software company, from October 1996 to October 2003, when Marketmax was acquired by SAS. Prior to October 1996, Ms. Schafer held various positions at The Procter & Gamble Company, a New York Stock Exchange traded provider of consumer products. Ms. Schafer is currently a director of Tradestone Software, Inc., a private retail software provider. From 2005 through 2008, Ms. Schafer was a director of Trans World Entertainment Corporation, a NASDAQ traded retail company. She has also served been a director of the National Retail Federation, the retail trade association, geoVue, Inc., a private retail software provider, and eFashions LLC, an Internet apparel retailer. The Board believes that Ms. Schafer’s qualifications include, among other things, her expertise in retail information systems, e-commerce and digital media.
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
Mr. Schriver has served as Vice President and Controller since March 2007 and was appointed Chief Accounting Officer in August 2010. He joined A. C. Moore as Controller in July 2004. Prior to joining A.C. Moore, Mr. Schriver served as Vice President and Assistant Controller with Charming Shoppes, Inc., a national specialty retailer, from 1989 to 2004. Previously, he was a Senior Auditor with Ernst & Young, an independent registered public accounting firm.
Audit Committee and Audit Committee Financial Expert
Our Board of Directors (the “Board”) has a separately-designated Audit Committee. The current members of the Audit Committee are Messrs. Rittenhouse (Chair) and Joyce, and Ms. Schafer. The Board has determined that each member of the Audit Committee is independent as defined in the applicable NASDAQ listing standards and SEC regulations. The Board has determined that Mr. Joyce and Mr. Rittenhouse each qualify as an “audit committee financial expert” as that term is defined in SEC regulations.
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

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires A.C. Moore’s directors and executive officers, and persons who beneficially own more than ten percent of A.C. Moore’s common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of A.C. Moore. Based on our records, we believe that each of our executive officers and directors reported on a timely basis all transactions required to be reported by Section 16(a) during fiscal 2010.
ITEM 11. EXECUTIVE COMPENSATION.
COMPENSATION DISCUSSION AND ANALYSIS
General
The Compensation Committee actively monitors and evaluates compensation programs for our named executive officers. The Company’s current named executive officers include the Chief Executive Officer, the Chief Financial and Administrative Officer, Chief Merchandising and Marketing Officer, General Counsel and Chief Accounting Officer. The Compensation Committee believes that A.C. Moore’s executive compensation programs are designed to drive performance of the Company’s business plans, include incentives to enhance shareholder value and reflect compensation practices consistent with the competitive market.
Compensation Philosophy
A.C. Moore’s compensation program is based on the principles and objectives set forth below.
•	We structure our compensation program to target the median of the market in which we compete for executive talent.
•	We develop compensation programs that emphasize pay-for-performance yet do not encourage executives to take imprudent risk.
•	We seek to retain and motivate a talented management team to maximize shareholder value.
•	We strive to ensure the compensation programs maintain an appropriate balance between base salary, annual and long-term stock-based incentive compensation.
•	We motivate our executives to achieve financial and operational goals by providing them with opportunities to earn annual incentive payments, at market amounts, based on above-market performance.
•	We strive to align the earnings prospects and interests of executives with those of our shareholders.
•	We believe our executives should have meaningful levels of ownership of A.C. Moore common stock.

Recent Developments and Compensation Actions in 2010
A.C. Moore’s former Chief Executive Officer who joined the Company in June 2006, Rick A. Lepley, retired in March 2010. Mr. Jeffries, our then Executive Vice President and Chief Operating Officer, was appointed Acting Chief Executive Officer in March 2010. He was appointed Chief Executive Officer in June 2010. The retirement of Mr. Lepley and appointment of Mr. Jeffries as Chief Executive Officer resulted in various organizational structure changes, including but not limited to, shifts in executive responsibility for different functions within A.C. Moore.
In February 2011, A.C. Moore announced that our Board of Directors is exploring strategic alternatives to enhance shareholder value including, but not limited to, a potential sale of the Company, corporate financing or capital raise. The Company has received third party expressions of interest but there can be no assurance that a transaction will result from this process. In March 2011, the Company reported a net loss for fiscal 2010.
Below is a summary of certain actions resulting from the Company’s organizational changes, exploration of strategic alternatives and overall performance.
•	In March 2010, A.C. Moore entered into an agreement and release with Mr. Lepley in connection with his retirement. Also in March 2010, in connection with his appointment as Acting Chief Executive Officer, A.C. Moore entered into a special cash award agreement with Mr. Jeffries providing for a cash bonus of $75,000 payable on September 30, 2010, subject to satisfaction of certain conditions.
•	In March 2010, the Compensation Committee approved the 2010 annual incentive plan that provided the named executive officers with a cash incentive opportunity upon the Company’s achievement of certain financial goals. These goals are discussed in more detail below under “—2010 Annual Incentive Plan.” As A.C. Moore did not achieve the 2010 annual incentive plan goals, no named executive officer received an annual incentive bonus for performance in fiscal 2010.
•	In April 2010, the Compensation Committee retained Towers Watson, an independent outside compensation consultant, to assist in reviewing executive officer compensation and updating the Company’s peer group of companies for benchmarking purposes.
•	On August 19, 2010, A.C. Moore entered into an amended and restated employment letter with Mr. Jeffries in connection with his appointment as Chief Executive Officer in June 2010.
•	On August 26, 2010, Mr. Stern was appointed Chief Administrative Officer in addition to continuing to serve as Chief Financial Officer.
•	On August 26, 2010, Mr. Schriver was appointed Chief Accounting Officer. On December 6, 2010, A.C. Moore entered into an amended and restated employment letter with Mr. Schriver.
•	On December 14, 2010, the Board approved retention awards for Messrs. Jeffries, Stern and Abelman and Ms. Rhoades to ensure that they are aligned with shareholders’ interests by limiting retention risk. The retention award for Mr. Jeffries is an equity grant; the retention award for each of Messrs. Stern and Abelman and Ms. Rhoades is comprised of a mix of equity and cash payable on December 31, 2011, unless earlier vested pursuant to the terms of the award agreements.
•	Consistent with A.C. Moore’s announcement in August 2009, A.C. Moore has not entered into any agreements or material amendments to agreements, including but not limited to Mr. Jeffries’ amended and restated agreement, that provide for excise tax gross-up provisions with respect to payments contingent upon a change in control.

The material terms of employment agreements, awards or other agreements between A.C. Moore and the named executive officers are summarized in this “Compensation Discussion and Analysis” section or under “—Agreements with Named Executive Officers” below.
Establishing Executive Compensation and Compensation Committee Process
Role of the Compensation Committee
The Compensation Committee determines A.C. Moore’s overall compensation philosophy. The Compensation Committee is also responsible for reviewing and recommending to the Board the elements of our named executive officers’ compensation. The Compensation Committee reviews and makes determinations for the Chief Executive Officer’s and recommendations to the Board. The Compensation Committee and the other independent members of the Board discuss the Chief Executive Officer’s compensation during an executive session, without the Chief Executive Officer present, based on their assessment of his individual performance and the financial and operating performance of A.C. Moore.
In addition, the Board of Directors, upon the Compensation Committee’s recommendation, approves the compensation and employment arrangements of A.C. Moore’s principal executive and financial officers. The Board has delegated to the Compensation Committee the authority to approve the compensation for all other executive officers.
Generally, the Compensation Committee reviews the annual incentive plan and long-term incentive programs for management annually at its first meeting of the year. Following the end of each fiscal year, the Compensation Committee reviews performance relative to goals set at the beginning of such year as part of determining any bonus to be approved and paid for that year. Base salaries for named executive officers are generally reviewed in May of each year.
The Compensation Committee meets at least five times per year, typically with two meetings during the first fiscal quarter and then one meeting during each of the following fiscal quarters. Additional meetings are held periodically throughout the year as needed to consider specific compensation matters or to gain relevant information and context for determining overall executive compensation.
Role of Management
Compensation for the named executive officers other than the Chief Executive Officer is based on recommendations to the Compensation Committee by the Chief Executive Officer and other members of management, as appropriate. The Compensation Committee considers these recommendations based on individual responsibility, experience and overall performance.

Use of Independent Outside Compensation Consultants
In April 2010, the Compensation Committee retained Towers Watson, an independent outside compensation consultant, to assist it in a review of compensation arrangements for the named executive officers at that time (Messrs. Jeffries, Stern and Abelman and Ms. Rhoades) and to provide insight on best practices and trends in executive compensation. In addition, Towers Watson assisted the Compensation Committee and management in reviewing and updating A.C. Moore’s peer group of companies for benchmarking purposes. Towers Watson then provided the Compensation Committee with market data for comparable positions within this peer group of companies. Towers Watson also reviewed and made recommendations on the compensation and employment terms for Mr. Jeffries in connection with his appointment as Chief Executive Officer in June 2010.
In 2009, Hay Group, an independent outside compensation consultant, assisted the Compensation Committee and the Board in connection with the amendment to the 2007 Stock Incentive Plan which, following approval by shareholders in August 2009, increased the number of shares available for issuance under the 2007 Stock Incentive Plan. In 2007, the Compensation Committee also approved the retention of Hay Group to assist in evaluating and developing an executive compensation program for A.C. Moore, including, but not limited to, the Annual Incentive Plan and 2007 Stock Incentive Plan. Hay Group worked with the Compensation Committee and management in 2007 to provide guidance concerning best practices and trends in executive compensation, analyze A.C. Moore’s programs based on retail market data. In 2008, Hay Group provided retail market data to management and the Committee relating to salary and long-term incentive grant levels.
Benchmarking and Competitive Data
A.C. Moore believes that to attract and retain qualified management, pay levels (including base salary and annual and long-term incentive compensation) should be targeted at the 50th percentile or median of pay levels of comparable positions at comparable companies in the market. Actual compensation may vary from these targets based on several factors, including individual performance, experience, roles and responsibilities and A.C. Moore performance. The Compensation Committee believes the terms of compensation for the current executive officers and arrangements with such executive officers are consistent with the practices of other similarly situated retailers.
Retail market data is used, in part, to set compensation for the executive officers, but it is not the sole point of reference. Total compensation of executive officers is determined after reviewing the executive’s and Company performance, long-term potential, responsibilities and experience within the context of the market data. In addition to these factors, A.C. Moore also considers internal pay equity within the executive group. In this regard, we rely on information generated by our Human Resources department as well as information prepared from time to time by outside consultants.
As discussed above, in 2010, with the assistance of Towers Watson, the Committee and management updated A.C. Moore’s peer group of companies. The peer group was developed based on companies with comparable annual revenue or classification as specialty retailers that might compete with A.C. Moore for either customers or executive talent. The peer group as updated in 2010 consisted of the following companies:

America’s Car Mart Inc.	Destination Maternity Corporation	Marinemax Inc.

Bebe Stores, Inc.	Gander Mountain Co.	Monroe Muffler Brake Inc.

Big 5 Sporting Goods Corp.	Golfsmith International Holdings Inc.	Perfumania Holdings, Inc.

Books-A-Million Inc.	Hancock Fabrics Inc.	Select Comfort Corporation

Buckle Inc.	Hastings Entertainment Inc.	Shoe Carnival Inc.

Build-a-Bear Workshop Inc.	Haverty Furniture Companies Inc.	Sport Chalet Inc.

Casual Male Retail Group, Inc.	Hibbett Sports, Inc.	Trans World Entertainment Corporation

Cato Corp.	Hot Topic Inc.	Ulta Salon Cosmetics & Fragrance, Inc.

Christopher & Banks Corporation	Jos. A. Banks Clothiers Inc.	Vitamin Shoppe, Inc.

Citi Trends	Kirkland’s Inc.	West Marine, Inc.

Conns Inc.	Lumber Liquidators Holdings, Inc.	Wet Seal Inc. Zumiez, Inc.

Based on a review of survey data for the companies in the peer group as compared to compensation for the then current named executive officers, the compensation for each of Mr. Stern and Mr. Abelman was within the competitive range versus the market median. The compensation for each of Mr. Jeffries and Ms. Rhoades was below the competitive range versus the market median.
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
The Committee believes that the balance of payment forms serve to substantially reduce the possibility that the compensation process could provide incentive to undertake imprudent risk. Performance is tied to attainment of specific objectives that the Committee believes will optimize achievement of A.C. Moore’s overall business and financial plan but without promoting undue risk.
A.C. Moore and the named executive officers have also entered into agreements that contain compensation, severance and change-in-control provisions. A.C. Moore believes these agreements reflect market practice at the time they were signed or amended. In addition to the agreements with Mr. Jeffries and Mr. Schriver referenced above under “—Recent Developments and Compensation Actions in 2010,” on March 16, 2010, A.C. Moore entered into Amendment One to Mr. Abelman’s agreement. On March 29, 2011, A.C. Moore entered into Amendment Two to Mr. Abelman’s agreement and Amendment Three to Ms. Rhoades’ agreement. These agreements are discussed below under “—Agreements with Named Executive Officers.”
Base Salary. Base salaries are a significant element of compensation and provide executives with a base level of income. In determining base pay, the Compensation Committee considers multiple factors, including the executive’s responsibilities, individual performance against pre-determined objectives, base salary competitiveness as compared to the external market, internal equity and A.C. Moore’s financial and operating performance. The Compensation Committee does not use a specific formula for evaluating named executive officers. Named executive officers are assessed primarily by the Chief Executive Officer based upon how they contributed to A.C. Moore’s business in their areas of responsibility.

In fiscal 2010, the named executive officers received base salary increases as described below:
•	Mr. Jeffries’ base salary increased from $307,700 to $475,000 in connection with his appointment in June 2010 as Chief Executive Officer.
•	Mr. Stern’s base salary increased from $275,000 to $330,000 in connection with his appointment in August 2010 as Chief Administrative Officer in addition to continuing to serve as Chief Financial Officer.
•	The monthly stipend of $5,000, less applicable tax and withholdings, to offset travel and housing expenses approved in March 2010 for Mr. Abelman was eliminated in August 2010 and converted to a corresponding increase in his base salary. As a result, Mr. Abelman’s annual base salary was increased from $300,000 to $360,000.
•	Ms. Rhoades’ base salary was increased from $195,000 to $210,000 in April 2010.
•	Mr. Schriver’s base salary was increased from $190,500 to $205,500 in connection with his appointment in August 2010 as Chief Accounting Officer.
Annual Incentives. Annual cash bonuses under the Annual Incentive Plan, which was previously approved by shareholders in 2007, are intended to reward performance during the year, and therefore, can be highly variable from year to year. The performance goals are based on A.C. Moore’s budget and operating plan approved by the Board. The plan has a minimum level of achievement below which no bonuses may be paid as well as a maximum level that limits annual bonus payouts. Award levels generally reflect the median of the competitive market with the opportunity to earn more or less depending on actual performance of A.C. Moore or individual performance.
The Compensation Committee may make negative adjustments to reduce a potential award in whole or in part based on assessment of individual performance by an executive against established objectives. The Compensation Committee and the Board also have the authority to award discretionary cash bonuses in addition to annual incentive awards, if in their judgment, there has been exceptional performance by an executive officer which has contributed to the overall operating results of A.C. Moore. The Board believes that the potential for such awards will help to motivate the executive officers and minimize retention risk.
In March 2010, the Compensation Committee and the Board approved the annual incentive plan for performance in 2010. The Board and the Compensation Committee established net cash provided by operating activities (referred to as “net operating cash”) as the key metric for the 2010 annual incentive plan based on the importance of this measure to A.C. Moore’s financial and operating plan. The 2010 annual incentive plan did not provide for any bonus payout upon achievement of the net operating cash amount contained in the Company’s 2010 financial plan as approved by the Board. Target level for payout under the 2010 annual incentive plan required performance that exceeded the 2010 financial plan for net operating cash. If the Company achieved an additional $3.3 million of net operating cash in excess of the amount set forth in the 2010 financial plan, the named executive officers were entitled to receive payouts as follows: Mr. Jeffries, Mr. Stern and Mr. Abelman — 50 percent of base salary; Ms. Rhoades — 40 percent of base salary; and Mr. Schriver — 30 percent of base salary. For maximum payout under the 2010 annual incentive plan, the Company was required to achieve an additional $3.3 million of net operating cash plus pre-tax income. At maximum, provided these net operating cash and pre-tax income goals were met, the cash incentive amount that each named executive officer was entitled to receive doubled. However, as the Company did not achieve for fiscal 2010 the metrics required for payout, no named executive officer received a cash annual incentive bonus.

Long-Term Equity Incentives. Long-term incentive equity awards are granted to executives under the 2007 Stock Incentive Plan, as amended, previously approved by shareholders. The Chief Executive Officer and other members of management, as appropriate, recommend to the Compensation Committee the actual grants for approval based on performance potential and market data. The named executive officers and other members of management participate in this process in order to provide insight into performance of individuals over whom they have supervision and adjust the size of the grant accordingly. The Compensation Committee or the Board approves these grants. When approving the the grants, the Compensation Committee takes into consideration individual and A.C. Moore performance, both within the context of market practices. As with other elements of compensation, A.C. Moore targets the median of the market with regard to the size of long-term equity grants.
A.C. Moore believes the Stock Incentive Plan, approved by A.C. Moore’s shareholders in June 2007, provides flexibility in granting awards through a variety of equity vehicles. The Stock Incentive Plan permits grants of appreciation only vehicles (such as stock options or stock appreciation rights (“SARs”)), full value vehicles (such as restricted stock or restricted stock units) and performance-based awards (such as performance shares or performance vested restricted stock). A.C. Moore intends that the types of equity awards granted, vesting schedules and the mix of equity vehicles used under the Stock Incentive Plan will directly support the objectives of A.C. Moore’s compensation program. In addition, in reaching the decision as to what types of equity will be awarded under the Stock Incentive Plan, the Compensation Committee evaluates, among other considerations, industry long-term incentive practices and changes to the required accounting and tax treatment of equity awards. Awards may also be granted at the time of a special event, such as upon employment, or at the Compensation Committee’s discretion.
Prior to 2007, A.C. Moore relied on stock options as its primary long-term equity vehicle through grants under the 1997 and 2002 Plans. Option exercise prices are at the fair market value of our common stock on the date of grant. Since 2007, long-term incentive equity grants to the named executive officers have generally consisted of a mix of performance accelerated restricted stock (“PARS”) and stock-settled SARs. The PARS either vest in installments over time or upon the Company’s achievement of certain financial performance targets based on the Company’s financial plan. The SARs generally vest in equal annual installments have a base price at the fair market value of our common stock at the date of grant.
In March 2010, the named executive officers received a grant of PARS and stock-settled SARs as the 2010 long-term incentive opportunity. The PARS vest in three equal annual installments or upon the Company’s achievement of certain financial performance targets. The SARs vest in three equal annual installments, have a base price equal to the NASDAQ closing price per share on the grant date and have a seven-year term. Mr. Jeffries also received a grant of SARs in connection with his appointment as Chief Executive Officer. The SARs granted to Mr. Jeffries have a base price of $1.96 (the NASDAQ closing price per share on August 19, 2010, the grant date), vest in full in one installment on August 19, 2013 and have a seven-year term.
In December 2010, Messrs. Jeffries, Stern and Abelman and Ms. Rhoades received equity grants for the purpose of retention, as described below under “—December 2010 Retention Award.” On February 9, 2011, Mr. Schriver received a grant of 6,000 PARS and 18,000 stock-settled SARs in conjunction with equity grants to other employees as the 2011 long-term incentive opportunity. The PARS granted to Mr. Schriver vest in three equal annual installments or upon the Company’s achievement of certain financial performance targets. The SARS granted to Mr. Schriver vest in three equal annual installments, have a base price equal to $2.46 (the NASDAQ closing price per share on the grant date) and have a seven-year term. In light of the December 2010 retention grants, Messrs. Jeffries, Stern and Abelman and Ms. Rhoades did not receive equity grants in February 2011 in conjunction with grants to other employees.

December 2010 Retention Award
As indicated above, on December 14, 2010, the Board approved retention awards for the Company’s senior officers to ensure that they are aligned with shareholders’ interests by limiting retention risk.
Mr. Jeffries was granted 125,000 shares of PARS which vest in three equal annual installments beginning on the first anniversary of the date of grant or upon the Company’s achievement of certain financial performance targets.
Mr. Abelman, Mr. Stern and Ms. Rhoades will each receive a cash award on December 31, 2011 equal to 55% of base salary, contingent on continuous full-time employment with the Company and continuing to meet performance expectations (as set forth in a cash award agreement). The amount of the award for each of these officers is: Mr. Abelman — $198,000; Mr. Stern — $181,500; and Ms. Rhoades — $115,500. The award vests automatically and is payable earlier than December 31, 2011 upon a change in control (as defined in the 2007 Stock Incentive Plan).
Each of Mr. Abelman and Mr. Stern were granted 50,000 PARS and 75,000 stock-settled SARs. Ms. Rhoades was granted 25,000 PARS and 50,000 SARs. The PARS vest in three equal annual installments beginning on the first anniversary of the date of grant or upon the Company’s achievement of certain financial performance targets. The SARs vest in three equal annual installments beginning on the first anniversary of the date of grant, have an exercise price of $2.07 (the NASDAQ closing price on December 14, 2010, the date of grant) and have a seven-year term. All equity grants were made under the 2007 Stock Incentive Plan which provides for automatic vesting and exercisability upon a change in control.
March 2008 Retention Award
On March 31, 2008, the Board entered into special cash retention award agreements with certain employees which vested over a period of 22 months, contingent upon continuous employment with A.C. Moore and meeting performance expectations. The total award was equal to 100 percent of the employee’s then current base salary, with 25 percent of the amount vesting on each of September 30, 2008 and June 30, 2009 and the balance of the award vesting on January 31, 2010. The special retention award agreement also provided for automatic vesting on a change in control (as defined in the 2007 Stock Incentive Plan).
The total amounts of the 2008 special retention award during the 22-month period, subject to the vesting requirements set forth above, for the following current executive officers were: Mr. Jeffries — $280,000; Ms. Rhoades — $179,580; and Mr. Schriver — $155,000. Rick A. Lepley, A.C. Moore’s former Chief Executive Officer, was entitled to receive $550,000. Each of these current and former officers was paid the last portion of this award on January 31, 2010, consistent with the award agreements entered into in March 2008.

Review of Accounting and Tax Impact of Executive Compensation
The Compensation Committee takes into account the estimated accounting and tax impact of the executive compensation program and discusses such matters periodically during the year. In general, the policy of A.C. Moore and the Compensation Committee is to optimize the tax deductibility of executive compensation so long as deductibility is consistent with the objectives of executive compensation. The Compensation Committee has been advised that, based on current interpretations, awards under the 1997 Employee, Director and Consultant Stock Option Plan (referred to as the “1997 Plan”), the 2002 Stock Option Plan (referred to as the “2002 Plan”), the Stock Incentive Plan and the Annual Incentive Plan, should satisfy the requirements for performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended (referred to as the “Code”). The Compensation Committee has also been advised that restricted stock awards which vest based on continued employment with A.C. Moore do not qualify as performance-based compensation, and so may not be tax-deductible under Code Section 162(m), unless the number of the restricted stock awards to be granted is based on the satisfaction of performance criteria.
Retirement Plan and Other Benefits
The Chief Executive Officer and other named executive officers are eligible to participate in the same retirement and health, insurance and other benefits plans offered to other employees of A.C. Moore. There are no retirement, health and insurance or other benefit plans provided to named executive officers in which other A.C. Moore associates are not eligible to participate.
A.C. Moore sponsors a 401(k) retirement plan for salaried and hourly employees. The 401(k) plan is a tax-qualified, defined contribution plan under which fixed contributions are made to the account of each participating employee each year. Under the 401(k) plan, a matching contribution is made in the amount of 25% of the first 6% of eligible compensation to a maximum of $1,500 so long as an employee has reached 21 years of age and has three months of service. Participating employees may direct the investment of A.C. Moore matching and individual contributions into one or more of the investment options offered by the 401(k) plan. A.C. Moore believes that its employee benefit plans, including the 401(k) plan and health and life insurance plans, are of the type commonly offered by other employers.
In light of economic conditions and overall Company performance, A.C. Moore determined to suspend the 401(k) plan matching contribution for the fiscal years ended January 2, 2010 and January 1, 2011. This decision will be reevaluated at the end of fiscal 2011.

Stock Ownership Guidelines
Consistent with its executive compensation philosophy and the principle of aligning executive and shareholder interests, A.C. Moore believes officers should retain minimum ownership levels of A.C. Moore’s Common Stock. Upon recommendation of an independent outside compensation consultant, the following stock ownership guidelines were established by the Board in April 2007.

Ownership Multiple
Executive	of Base Salary

Chief Executive Officer	Three (3) times

All Other Officers at the Vice President level and above	One (1) times
The Chief Executive Officer was expected to comply with these ownership requirements by the end of a five-year period beginning in 2007. A five-year compliance period for all other officers at the Vice President level and above began in 2008. Shares that are counted for purposes of satisfying ownership requirements are shares directly and indirectly owned, grants and awards under equity incentive plans (such as vested and unvested restricted stock), and shares held in the officer’s account under A.C. Moore’s 401(k) plan. Stock options and SARs do not count towards satisfaction of the ownership requirements.
In conclusion, this Compensation and Discussion Analysis provides material information about our compensation programs as required by SEC rules. Shareholders should also read the tables and narratives below, which are relevant to the Compensation and Discussion Analysis and offer supporting information.

COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K promulgated by the SEC. Based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in A.C. Moore’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011 and the proxy statement in connection with the 2011 Annual Meeting of Shareholders.
This Compensation Committee Report shall not be deemed incorporated by reference in any document previously or subsequently filed with the SEC that incorporates by reference all or any portion of this Form 10-K, except to the extent that A.C. Moore specifically requests that the report be specifically incorporated by reference.
THE COMPENSATION COMMITTEE

Lori J. Schafer (Chair)
Joseph F. Coradino
Michael J. Joyce
Neil A. McLachlan

EXECUTIVE COMPENSATION
Summary Compensation Table for Fiscal 2010
The following table sets forth the compensation awarded to, earned by, or paid to A.C. Moore’s Chief Executive Officer, Chief Financial Officer, former Chief Executive Officer and the three other most highly compensated executive officers (collectively referred to as the “Named Executive Officers”) for all services rendered in all capacities to A.C. Moore and its subsidiaries during fiscal 2010.

							Non-Equity
					Stock	Option/SARs	Incentive Plan	All Other
Name and		Salary	Bonus		Awards	Awards	Compensation	Compensation		Total
Principal Position	Year	($)	($)		($)(1)	($)(1)	($)	($)		($)
(a)	(b)	(c)	(d)*		(e)	(f)	(g)*	(h)		(i)

Joseph A. Jeffries, Chief Executive Officer (2)	2010	418,692	215,000	(3)	380,642	291,804	—	—		1,306,138
	2009	307,700	70,000		159,679	19,397	—	—		556,776
	2008	296,158	87,500		91,477	107,685	—	—		582,820

David Stern, Executive Vice President and Chief Financial and Administrative Officer(4)	2010	311,667	—		225,392	216,054	—	—		753,113
	2009	132,291	200,000		210,600	46,280	—	43,537		632,708

David Abelman, Executive Vice President and Chief Marketing and Merchandising Officer(5)	2010	325,385	—		225,392	216,054	—	117,315	(6)	884,146
	2009	186,923	200,000		203,950	42,900	—	30,428		664,201

Amy Rhoades, Senior Vice President and General Counsel	2010	209,712	89,790	(7)	119,549	129,837	—	—		548,888
	2009	195,000	44,895		64,621	2,217	—	—		306,733
	2008	189,069	44,895		25,411	29,912	16,544	982		306,813

Rodney Schriver, Vice President, Chief Accounting Officer and Controller(8)	2010	197,090	77,500	(7)	15,551	31,000	—	—		321,141
	2009	185,000	38,750		25,880	1,478	—	—		251,108

Rick A. Lepley, former President and Chief Executive Officer (9)	2010	193,878	275,000	(7)	—	—	—	528,648	(10)	997,526
	2009	575,000	137,500		103,279	19,397	—	—		835,176
	2008	564,583	137,500		130,712	215,500	—	116,211		1,164,506

*	Column (d) reflects non-equity discretionary bonuses. Generally, unless otherwise described below, amounts reflected in column (d) represent new hire bonuses. Column (g) reflects non-equity incentive-based bonuses paid under our Annual Incentive Plan.

(1)	Represents the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, “Stock Compensation” (referred to as “FASB ASC Topic 718”), based on assumptions set forth in Note 1 to the consolidated financial statements included in A.C. Moore’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011 (referred to as the “2010 Form 10-K”).

(2)	Mr. Jeffries was appointed Chief Executive Officer effective June 17, 2010. He was appointed Acting Chief Executive Officer effective March 31, 2010.

(3)	Represents (i) $140,000 pursuant to the March 2008 retention award agreement, and (ii) $75,000 pursuant to the special award agreement in connection with his appointment as Acting Chief Executive Officer.

(4)	Mr. Stern was appointed A.C. Moore’s Executive Vice President and Chief Financial Officer effective June 8, 2009 and Chief Administrative Officer effective August 26, 2010.

(5)	Mr. Abelman was appointed A.C. Moore’s Executive Vice President and Chief Marketing and Merchandising Officer effective May 7, 2009.

(6)	Represents relocation benefits, including real estate settlement costs and housing and travel expenses, pursuant to his employment letter, as amended.

(7)	Represents payment pursuant to the March 2008 retention award agreement.

(8)	Mr. Schriver was appointed Chief Accounting Officer effective August 26, 2010. He served as principal financial officer from April 24, 2009 through June 8, 2009.

(9)	Mr. Lepley retired effective March 31, 2010.

(10)	Represents severance and other payments pursuant to the Agreement and Release, dated March 29, 2010, between the Company and Mr. Lepley.

Grants of Plan-Based Awards in Fiscal 2010
The following table sets forth information regarding each equity grant made under the Stock Incentive Plan to the named executive officers during the fiscal year 2010. As the Company did not achieve the performance metrics in fiscal 2010 required for payout under the 2010 Annual Incentive Plan, no named executive officer received a cash annual incentive bonus. As a result, estimated cash incentive plan potential payouts are not included in the table below.

				Stock	Options/SARs
				Awards:	Awards:		Grant Date
				Number of	Number of	Exercise or	Fair Value of
				Shares of	Securities	Base Price of	Stock and
				Stock or	Underlying	Options/	Options/
		Approval		Units	Options/ SARs	SARs Awards	SARs Awards
Name	Grant Date	Date		(#)(1)	(#)(2)	($/Sh)	($)(3)

Joseph A. Jeffries	03/25/2010	03/25/2010		43,846	82,777	2.78	250,196	(4)
	08/19/2010	08/2/2010	(5)	—	150,000	1.96	163,500
	12/14/2010	12/14/2010		125,000	—	—	258,750
David Stern	03/25/2010	03/25/2010		43,846	82,777	2.78	250,196	(4)
	12/14/2010	12/14/2010		50,000	75,000	2.07	191,250	(6)
David Abelman	03/25/2010	03/25/2010		43,846	82,777	2.78	250,196	(4)
	12/14/2010	12/14/2010		50,000	75,000	2.07	191,250	(6)
Amy Rhoades	03/25/2010	03/25/2010		24,388	46,024	2.78	139,136	(7)
	12/14/2010	12/14/2010		25,000	50,000	2.07	110,250	(8)
Rodney Schriver	03/25/2010	03/25/2010		5,594	20,000	2.78	46,551	(9)
Rick A. Lepley	—	—		—	—	—	—

(1)	Represents grants of PARS. The PARS vest in three equal annual installments or upon the Company’s achievement of certain financial performance targets.

(2)	Represents grants of stock-settled SARs. With the exception of Mr. Jeffries’ grant dated August 19, 2010, which vests in full in one installment on August 19, 2013, the SARs grants vest and become exercisable in three equal installments each year beginning on the first anniversary of the date of grant. All SARs have a seven-year term.

(3)	Grant date fair value of stock and option/SARs awards is computed in accordance with FASB ASC Topic 718 based on assumptions set forth in Note 1 to the consolidated financial statements included in A.C. Moore’s 2010 Form 10-K.

(4)	Includes a grant date fair value of $121,892 and $128,304 for the grants of, respectively, PARS and SARs.

(5)	Reflects the date on which the Board approved the terms of Mr. Jeffries’ amended and restated employment letter, which A.C. Moore and Mr. Jeffries executed effective August 19, 2010, in connection with his appointment as Chief Executive Officer. The August 19, 2010 equity grant was made pursuant to the amended and restated employment letter.

(6)	Includes a grant date fair value of $103,500 and $87,750 for the grants of, respectively, PARS and SARs.

(7)	Includes a grant date fair value of $67,799 and $71,337 for the grants of, respectively, PARS and SARs.

(8)	Includes a grant date fair value of $119,549 and $129,837 for the grants of, respectively, PARS and SARs.

(9)	Includes a grant date fair value of $15,551 and $31,000 for the grants of, respectively, PARS and SARs.

Outstanding Equity Awards at Fiscal Year-End 2010
The following table sets forth information concerning unexercised options and unvested stock awards for each Named Executive Officer outstanding as of the end of the fiscal year 2010. All equity awards were granted under either A.C. Moore’s 1997 Plan, 2002 Plan or the Stock Incentive Plan.

	Option/SARs Awards				Stock Awards
		Number of
	Number of	Securities
	Securities	Underlying	Option/		Number of
	Underlying	Unexercised	SARs		Shares or		Market Value of
	Unexercised	Options/	Exercise	Option/	Units of Stock		Shares or Units of
	Options/ SARs	SARs	or Base	SARs	That Have		Stock That Have
	(#)(1)	(#)(1)	Price	Expiration	Not Vested		Not Vested
Name	Exercisable	Unexercisable	($)	Date	(#)		($)(2)

Joseph A. Jeffries	5,000	—	16.31	11/28/2014	232,948	(3)	584,670
	25,548	12,774	6.82	03/31/2015
	8,980	17,960	1.48	02/20/2016
	—	82,777	2.78	03/25/2017
	—	150,000	1.96	08/19/2017
David Stern	8,667	17,333	3.56	06/08/2016	129,679	(4)	325,494
	—	82,777	2.78	03/25/2017
	—	75,000	2.07	12/14/2017
David Abelman	8,667	17,333	3.37	05/07/2016	129,679	(5)	325,494
	—	82,777	2.78	03/25/2017
	—	75,000	2.07	12/14/2017
Amy Rhoades	12,500	—	16.38	07/24/2016	64,167	(6)	161,059
	6,300	—	20.37	02/20/2014
	7,096	3,549	6.82	03/31/2015
	2,933	5,865	1.48	02/20/2016
	—	46,024	2.78	03/25/2017
	—	50,000	2.07	12/14/2017
Rodney Schriver	750	—	21.95	08/26/2014	13,944	(7)	34,999
	750	—	23.51	08/25/2015
	3,600	—	20.37	02/20/2014
	5,677	2,839	6.82	03/31/2015
	1,955	3,910	1.48	02/20/2016
	—	20,000	2.78	03/25/2017
Rick A. Lepley(8)	—	—	—	—	—		—

(1)	All stock options and SARs vest and become exercisable in three equal installments each year beginning on the first anniversary of the date of grant. Awards expiring February 20, 2014, August 26, 2014, August 25, 2015 and July 24, 2016 are stock options. Stock options expiring August 26, 2014, August 25, 2015 and July 24, 2016 have a ten-year term. Stock options expiring February 20, 2014 have a seven-year term. All other awards reflected in the table under “Option/SARs Awards” are SARs. All SARs have a seven-year term.

(2)	Market value is calculated using $2.51 per share, the NASDAQ Stock Market closing price per share of A.C. Moore Common Stock as of January 1, 2011.

(3)	Represents (i) 5,000 PARS granted on November 28, 2007 which vest in three equal installments upon A.C. Moore’s achievement of certain financial performance targets and vest in full on the date that is four years from the grant date, if not earlier vested, (ii) 13,413 PARS granted on March 31, 2008 which vest in four equal installments upon A.C. Moore’s achievement of certain financial performance targets and vest in full on the date that is five years from the grant date, if not earlier vested, (iii) 49,783 PARS granted on February 20, 2009 which vest in three equal annual installments or accelerate upon the Company’s achievement of certain financial performance targets, of which 16,594 shares were vested as of January 1, 2011, (iv) 25,000 shares of restricted stock granted on November 10, 2009 which vest in two equal annual installments from the date of grant, of which 12,500 shares were vested as of January 1, 2011, (v) 43,846 PARS granted on March 25, 2010 which vest in three equal annual installments or accelerate upon the Company’s achievement of certain financial performance targets, and (vi) 125,000 PARS granted on December 14, 2010 which vest in three equal annual installments or accelerate upon the Company’s achievement of certain financial performance targets. Except for 16,594 PARS from the February 20, 2009 grant and 12,500 shares from the November 10, 2009 restricted stock grant, all shares were unvested as of January 1, 2011.

(4)	Represents (i) 35,000 PARS granted on June 8, 2009 which vest in three equal annual installments or accelerate upon the Company’s achievement of certain financial performance targets, (ii) 25,000 shares of restricted stock granted on November 11, 2009 which vest in two equal annual installments from the date of grant, (iii) 43,846 PARS granted on March 25, 2010 which vest in three equal annual installments or accelerate upon the Company’s achievement of certain financial performance targets, and (iv) 50,000 PARS granted on December 14, 2010 which vest in three equal annual installments or accelerate upon the Company’s achievement of certain financial performance targets. Except for 11,667 PARS from the June 8, 2009 grant and 12,500 shares from the November 10, 2009 restricted stock grant, all shares were unvested as of January 1, 2011.

(5)	Represents (i) 35,000 PARS granted on May 7, 2009 which vest in three equal annual installments or accelerate upon the Company’s achievement of certain financial performance targets, (ii) 25,000 shares of restricted stock granted on November 11, 2009 which vest in two equal annual installments from the date of grant, (iii) 43,846 PARS granted on March 25, 2010 which vest in three equal annual installments or accelerate upon the Company’s achievement of certain financial performance targets, and (iv) 50,000 PARS granted on December 14, 2010 which vest in three equal annual installments or accelerate upon the Company’s achievement of certain financial performance targets. Except for 11,667 PARS from the May 7, 2009 grant and 12,500 shares from the November 10, 2009 restricted stock grant, all shares were unvested as of January 1, 2011.

(6)	Represents (i) 1,500 PARS granted on June 13, 2007 which vest in three equal installments upon A.C. Moore’s achievement of certain financial performance targets and vest in full on the date that is four years from the grant date, if not earlier vested, (ii) 3,726 PARS granted on March 31, 2008 which vest in four equal installments upon A.C. Moore’s achievement of certain financial performance targets and vest in full on the date that is five years from the grant date, if not earlier vested, (iii) 3,079 PARS granted on February 20, 2009 which vest in three equal annual installments or accelerate upon the Company’s achievement of certain financial performance targets, (iv) 15,000 shares of restricted stock granted on November 10, 2009 which vest in two equal annual installments from the date of grant, (v) 24,388 PARS granted on March 25, 2010 which vest in three equal annual installments or accelerate upon the Company’s achievement of certain financial performance targets, and (vi) 25,000 PARS granted on December 14, 2010 which vest in three equal annual installments or accelerate upon the Company’s achievement of certain financial performance targets. Except for 1,026 PARS from the February 20, 2009 grant and 7,500 shares from the November 10, 2009 restricted stock grant, all shares were unvested as of January 1, 2011.

(7)	Represents (i) 1,500 PARS granted on June 13, 2007 which vest in three equal installments upon A.C. Moore’s achievement of certain financial performance targets and vest in full on the date that is four years from the grant date, if not earlier vested, (ii) 2,981 PARS granted on March 31, 2008 which vest in four equal installments upon A.C. Moore’s achievement of certain financial performance targets and vest in full on the date that is five years from the grant date, if not earlier vested, (iii) 2,053 PARS granted on February 20, 2009 which vest in three equal annual installments or accelerate upon the Company’s achievement of certain financial performance targets, (iv) 5,000 shares of restricted stock granted on November 10, 2009 which vest in two equal annual installments from the date of grant, and (v) 5,594 PARS granted on March 25, 2010 which vest in three equal annual installments or accelerate upon the Company’s achievement of certain financial performance targets. Except for 684 PARS from the February 20, 2009 grant and 2,500 shares from the November 10, 2009 grant, all shares were unvested as of January 1, 2011.

(8)	Mr. Lepley retired effective March 31, 2010. All unvested options, SARs, PARs and shares of restricted stock were forfeited upon his retirement. He exercised all in-the-money SARs which he was entitled to exercise pursuant to his agreement and release, dated March 29, 2011, following his retirement but prior to January 1, 2011. All other vested options and SARs that were unexercised after the 90-day period following his retirement date were forfeited.
Option/SARs Exercises and Stock Awards Vested in Fiscal 2010
The following table provides information on options/SARs exercises and restricted stock vesting in fiscal 2010 for the Named Executive Officers. With the exception of Mr. Lepley, the Named Executive Officers did not exercise any stock options or SARs in fiscal 2010.

	Option/SARs Awards				Stock Awards
	Number of		Value Realized		Number of		Value Realized
	Shares Acquired		on Exercise		Shares Acquired		on Vesting
	on Exercise (#)		($)(1)		on Vesting (#)		($)(1)
Joseph A. Jeffries	—		—		29,094	(2)	78,123
David Stern	—		—		24,167	(3)	63,834
David Abelman	—		—		24,167	(4)	63,834
Amy Rhoades	—		—		8,526	(5)	20,975
Rodney Schriver	—		—		3,184	(6)	7,984
Rick A. Lepley	158,980	(7)	248,764	(8)	29,650	(9)	86,177

(1)	Market value is calculated using the NASDAQ Stock Market closing price per share of A.C. Moore common stock on the exercise or vesting date, as applicable.

(2)	Represents 16,594 PARS from the February 20, 2009 grant that vested on March 18, 2010 and 12,500 shares from the November 10, 2009 restricted stock grant that vested on November 10, 2010.

(3)	Represents 11,667 PARS from the June 8, 2009 grant that vested on March 18, 2010 and 12,500 shares from the November 10, 2009 restricted stock grant that vested on November 10, 2010.

(4)	Represents 11,667 PARS from the May 7, 2009 grant that vested on March 18, 2010 and 12,500 shares from the November 10, 2009 restricted stock grant that vested on November 10, 2010.

(5)	Represents 1,026 PARS from the February 20, 2009 grant that vested on March 18, 2010 and 7,500 shares from the November 10, 2009 restricted stock grant that vested on November 10, 2010.

(6)	Represents 684 PARS from the February 20, 2009 grant that vested on March 18, 2010 and 2,500 shares from the November 10, 2009 restricted stock grant that vested on November 10, 2010.

(7)	Represents value realized from the exercise of 8,980 SARs from the grant dated February 20, 2009 with a base price of $1.48, which were exercised on May 24, 2010, and 150,000 SARs from the grant dated December 2, 2008 with a base price of $1.20, which were exercised on May 28, 2010.

(8)	All awards exercised by Mr. Lepley were stock-settled SARs. The value realized on exercise is equal to the NASDAQ closing price per share on the date of exercise less the base price per share multiplied by the number of SARs exercised. The NASDAQ closing prices per share on May 21, 2010 and May 28, 2010 were, respectively, $2.79 and $2.78.

(9)	Represents 23,261 PARS from the February 2, 2009 grant that vested on March 18, 2010 and 6,389 shares of restricted stock from the March 31, 2008 grant that vested on March 31, 2010.

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
Stock Incentive Plan
On June 7, 2007, A.C. Moore’s shareholders approved the Stock Incentive Plan. The purpose of the Stock Incentive Plan is to provide incentives to attract, retain, motivate and reward non-employee directors, executive officers and other key employees of A.C. Moore by providing opportunities to receive shares of Common Stock or to receive monetary payments based on the value of such shares. The Stock Incentive Plan is intended to assist in further aligning the interests of participants in the Stock Incentive Plan with those of A.C. Moore’s shareholders. On August 20, 2009, A.C. Moore’s shareholders approved an amendment to the Stock Incentive Plan to increase the authorized number of shares and adopt provisions designed to reflect corporate governance best practices related to share counting, a fungible share limit, a seven-year limit on the term of any stock option of SAR granted and clarifying that a change in control under the Stock Incentive Plan will not be triggered unless the change in control has been consummated.

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
The aggregate number of shares of Common Stock that may be subject to Awards to be granted under the Stock Incentive Plan is 5,100,000 shares, subject to adjustments for stock splits, recapitalizations and other specified events. This share reserve will be increased by a number of shares of Common Stock equal to the number of shares of Common Stock that are issuable pursuant to option grants (referred to as the “Existing Options”) outstanding under the Old Plans as of the effective date of the Stock Incentive Plan that but for the suspension of the Old Plans would otherwise have reverted to the share reserve of the Old Plans, as applicable, as a result of the expiration, termination, cancellation or forfeiture of such Existing Options.
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
All present and future employees, including executive officers, of A.C. Moore will be eligible to receive awards under the Annual Incentive Plan. Participants in the Annual Incentive Plan will be selected, from time to time, by the Compensation Committee among such employees. The Annual Incentive Plan generally is administered by the Compensation Committee comprised of not less than two members who each qualifies as an “outside director” within the meaning of Code Section 162(m) and the regulations thereunder. The Compensation Committee has general authority to impose any limitation or condition upon an award the Compensation Committee deems appropriate to achieve the objectives of the award and the Annual Incentive Plan.

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
Agreements with Named Executive Officers
We have entered into agreements, which include change of control provisions, with our current executive officers. In fiscal 2010, we entered into an amended and restated employment letter with each of Mr. Jeffries and Mr. Schriver, and an amendment to the agreement with Mr. Abelman. In March 2010, we entered into an agreement and release with Mr. Lepley in connection with his retirement and a special award agreement with Mr. Jeffries. Subsequent to year-end fiscal 2010, in March 2011 we entered into amendments to the agreements with Mr. Abelman and Ms. Rhoades.
The agreements with the named executive officers provide enhanced payments and benefits in the event of a change of control. The basic rationale for this change of control protection is to diminish the potential distraction due to personal uncertainties and risks that inevitably arise when a change of control is threatened or pending. The termination benefits payable in connection with a change of control generally require a “double trigger,” which means that after a change of control (the first “trigger”) a covered executive’s employment is either involuntarily terminated without “cause” or the executive resigns for “good reason” (as both terms are defined in the relevant agreement), either of which would constitute the second “trigger.” A double trigger was selected to increase the likelihood that an executive would remain with A.C. Moore after a change of control. The definition of change in control contained in each named executive officer’s agreement is consistent with the definition of change in control contained in the 2007 Stock Incentive Plan, as amended.
The agreements have a single trigger approach with regard to equity grants held on the date of a change in control, which means that all grants held on such date immediately vest and become exercisable, as applicable, upon a change in control. In addition, the Stock Incentive Plan contains a single trigger approach with regard to vesting of awards. The Annual Incentive Plan permits the Board, in its discretion, to accelerate vesting and payouts in the event of a change in control. In addition, as described above, the December 2010 special cash award agreements with Messrs. Stern and Abelman and Ms. Rhoades provide for automatic vesting and payment upon a change in control.
The material terms of these agreements are described below.
Agreement with Joseph A. Jeffries, Chief Executive Officer
On November 28, 2007, A.C. Moore entered into an employment letter with Joseph A. Jeffries to serve as A.C. Moore’s Executive Vice President of Operations. On August 6, 2008, A.C. Moore and Mr. Jeffries entered into the first amendment to his employment letter. Pursuant to the amendment, Mr. Jeffries’ title was changed from Executive Vice President of Operations to Executive Vice President and Chief Operating Officer. In addition, the amendment provided for an automatic one-year term from the date of a change of control (as defined in the amendment), during which Mr. Jeffries was guaranteed a base salary equal to 12 times his highest monthly base salary during the 12-months preceding the change of control, as well as an annual cash bonus at least equal to the amount received for the last full calendar year. If A.C. Moore terminated his employment other than for cause, death or disability or Mr. Jeffries terminates for good reason, Mr. Jeffries was entitled to receive a lump sum cash payment equal to the aggregate of base salary through the date of termination, pro rata bonus and twelve months of base salary. Mr. Jeffries was also entitled to receive insurance benefits during this period. For termination due to death or disability, he or his estate is entitled to receive a cash lump sum payment equal to the aggregate of his base salary through the date of death or disability and his pro rata bonus. If A.C. Moore terminated for cause or Mr. Jeffries terminated without good reason following a change of control, he was entitled to base salary through the date of termination. The amendment provided that Mr. Jeffries’ options, SARs and restricted stock vest immediately upon a change of control. If Mr. Jeffries’ employment is terminated without cause following a change in control, he will have until the earlier of the original option or SAR term or 18 months after the termination date to exercise the options or SARs.
On August 10, 2009, A.C. Moore entered into an amended and restated employment letter with Mr. Jeffries. Under the August 10, 2009 agreement, if A.C. Moore terminated Mr. Jeffries’ employment without cause prior to a change in control, he was entitled to receive base salary and insurance benefits through the sixth-month anniversary of the termination date plus pro rata bonus (as defined in the agreement). In the event Mr. Jeffries remained unemployed after six months from his termination date, he was entitled to receive an additional month of severance and insurance benefits for each month he remained unemployed, up to a maximum of six additional months.
On August 19, 2010, A.C. Moore entered into an amended and restated employment letter with Mr. Jeffries in connection with his appointment as Chief Executive Officer on June 17, 2010. The changes contained in the August 19, 2010 agreement are described below. Pursuant to this agreement, on August 19, 2010, Mr. Jeffries was granted 150,000 stock-settled stock appreciation rights. The restated agreement also provides for payments to be made to Mr. Jeffries upon certain termination events. Upon termination without cause, Mr. Jeffries receives: (i) 18 months of salary at his then current rate, paid in 18 equal monthly installments; (ii) the sum of the actual incentive bonus paid to him in the prior two fiscal years multiplied by .75, paid in 18 equal monthly installments; and (iii) health insurance benefits for 18 months following termination. Upon termination without cause or resignation for good reason during the 18-month period following a change in control, Mr. Jeffries receives the same payments and benefits described above, plus pro rata annual incentive bonus, calculated as if target were achieved during the year of termination.
The August 19, 2010 agreement also extended Mr. Jeffries’ non-competition and non-solicitation obligations from 12 months (as set forth in his original agreement) to 18 months following termination of employment. During this 18-month period, Mr. Jeffries may not compete with, solicit employees from or interfere with business relationships of A.C. Moore. The non-competition provision prohibits Mr. Jeffries from engaging in any business competing with A.C. Moore’s business as such business exists or is in process on the date of the termination of Mr. Jeffries’ employment, within any geographical area in which A.C. Moore engages or actively plans to engage in such business. Mr. Jeffries is also subject to restrictive covenants relating to confidentiality.
Special Award Agreement with Mr. Jeffries
On March 29, 2010, in connection with Mr. Jeffries’ appointment as Acting Chief Executive Officer effective March 31, 2010, A.C. Moore entered into a special award agreement with Mr. Jeffries pursuant to which he received a cash lump sum payment of $75,000 on September 30, 2010. His right to receive the award was contingent on continuous full-time employment with A.C. Moore and continuing to meet performance expectations under A.C. Moore’s internal review process, each through September 30, 2010. The award agreement provided for automatic vesting of the award on a change in control (as defined in the Stock Incentive Plan).

Agreement with David Stern, Executive Vice President and Chief Financial Officer
On May 13, 2009, A.C. Moore entered into an employment letter with David Stern to serve as the Company’s Executive Vice President and Chief Financial Officer. Pursuant to his employment letter, on June 8, 2009, his start date, Mr. Stern received a cash sign-on lump sum retention bonus of $75,000. Mr. Stern also received various relocation benefits, including without limitation, reimbursement for real estate commission and closing costs and temporary housing and travel expenses for the 120-day period following his start date. Mr. Stern earns one-twenty fourth of the sign-on bonus and relocation benefit amounts for each month that he remains employed by the Company. If A.C. Moore terminates his employment for cause (as defined in the employment letter), Mr. Stern must repay the unearned portions of the sign-on bonus and the relocation benefits. If Mr. Stern terminates his employment for good reason (as defined in the agreement), he will be deemed to have earned 100 percent of the sign-on bonus and the relocation benefits.
If A.C. Moore terminates his employment without cause, Mr. Stern is entitled to receive base salary and insurance benefits through the sixth-month anniversary of the termination date plus pro rata bonus (as defined in the agreement). In the event Mr. Stern remains unemployed after six months from his termination date, he will receive an additional month of severance and insurance benefits for each month he remains unemployed, up to a maximum of six additional months. Mr. Stern is required to actively seek employment after the termination date in order to receive the additional monthly severance.
The agreement provides for an automatic one-year term from the date of a change of control (as defined in the letter agreement), during which Mr. Stern is guaranteed a base salary equal to 12 times his highest monthly base salary during the 12 months preceding the change of control, as well as an annual cash bonus at least equal to the amount received for the last full calendar year. If A.C. Moore terminates his employment other than for cause, death or disability or Mr. Stern terminates for good reason, Mr. Stern is entitled to receive a lump sum cash payment equal to the aggregate of base salary through the date of termination, pro rata bonus and twelve months of base salary. Mr. Stern will also receive insurance benefits during this period. For termination due to death or disability, he or his estate will receive a cash lump sum payment equal to the aggregate of his base salary through the date of death or disability and his pro rata bonus. If A.C. Moore terminates his employment for cause or Mr. Stern terminates without good reason following a change of control, he is entitled to base salary through the date of termination. The agreement provides that Mr. Stern’s options, stock appreciation rights and restricted stock vest immediately upon a change of control. If Mr. Stern’s employment is terminated without cause following a change in control, he will have until the earlier of the original option or stock appreciation right term or 18 months after the termination date to exercise the options or stock appreciation rights.
Mr. Stern’s agreement contains restrictive covenants relating to confidentiality, non-competition and non-solicitation that are substantively the same as those described above for Mr. Jeffries, except that the non-competition and non-solicitation prohibition is for 12 months following the termination of his employment.

Special Award Agreement with Mr. Stern
On November 24, 2009, A.C. Moore entered into a special award agreement with Mr. Stern pursuant to which A.C. Moore paid him a cash retention award in the amount of $125,000. Mr. Stern earned one-twelfth of the award for each month (or portion of the month) after receipt that he remained employed by A.C. Moore. If A.C. Moore terminated Mr. Stern’s employment for cause or he terminated his employment without good reason (each as defined in the agreement dated May 13, 2009), he was obligated to repay the unearned portions of the award. If A.C. Moore terminated Mr. Stern’s employment without cause or he terminated his employment for good reason, Mr. Stern would have been deemed to have earned one-hundred percent of the award.
Agreement with David Abelman, Executive Vice President and Chief Marketing and Merchandising Officer
On May 7, 2009, A.C. Moore entered into an employment letter with David Abelman to serve as the Company’s Executive Vice President and Chief Marketing and Merchandising Officer. His start date with the Company was May 7, 2009. On the start date, Mr. Abelman received a cash sign-on lump sum retention bonus of $200,000. Mr. Abelman also received various relocation benefits, including without limitation, reimbursement for real estate commission and closing costs and temporary housing and travel expenses for the 120-day period following his start date. Mr. Abelman earns one-twenty fourth of this sign-on bonus and relocation benefits for each month that he remains employed by the Company. If A.C. Moore terminates his employment for cause (as defined in the agreement), Mr. Abelman must repay the unearned portions of the sign-on bonus and relocation benefits. If Mr. Abelman terminates his employment for good reason (as defined in the agreement), he will be deemed to have earned 100 percent of the sign-on bonus and relocation benefits.
The termination and change of control provisions in Mr. Abelman’s agreement are identical to those in Mr. Stern’s agreements.
Mr. Abelman’s agreement contains restrictive covenants relating to confidentiality, non-competition and non-solicitation that are the same as those described above for Mr. Stern.
On March 16, 2010, A.C. Moore entered into Amendment One to Mr. Abelman’s agreement. The amendment extended the time during which A.C. Moore would reimburse Mr. Abelman for relocation costs from September 2010 to March 2011. In addition, this amendment provided that through the earlier of March 16, 2011 or such date on which Mr. Abelman’s family relocates, A.C. Moore paid him $5,000 per month, less applicable tax and withholdings, to offset housing and travel expenses. On August 26, 2010, the monthly stipend was eliminated and converted to an increase in Mr. Abelman’s base salary of $5,000 per month. As a result, Mr. Abelman’s annual base salary was increased from $300,000 to $360,000. On March 29, 2011, A.C. Moore and Mr. Abelman entered into Amendment Two to his agreement, which provided that A.C. Moore’s obligation to pay Mr. Abelman relocation benefits under his original agreement was satisfied in full.
Agreement with Amy Rhoades, Senior Vice President and General Counsel
On July 24, 2006, A.C. Moore entered into an employment agreement with Amy Rhoades to serve as Vice President and General Counsel. She was appointed Senior Vice President and General Counsel on November 10, 2009. Ms. Rhoades’ agreement was amended on November 15, 2006 and November 19, 2007. Ms. Rhoades’ agreement has an initial term of one year to be extended automatically for successive one year terms, unless either party provides written notice of termination at least 60 days prior to the end of the term.

If A.C. Moore terminates her employment without cause (as defined in the agreement) or Ms. Rhoades terminates for good reason (as defined in the agreement) or there is a non-renewal of the employment agreement, Ms. Rhoades is entitled to receive base salary, pro rata bonus and vested and earned but unpaid amounts under A.C. Moore’s incentive plans through the twelfth-month anniversary of the termination date. If A.C. Moore terminates her employment for cause or Ms. Rhoades terminates without good reason, Ms. Rhoades is entitled to receive base salary through the termination date. If termination occurs due to death or disability, Ms. Rhoades or her estate will be entitled to receive the sum of her base salary through the termination date, her pro rata annual bonus and vested and earned but unpaid amounts under incentive plans and other programs. On March 29, 2011, Ms. Rhoades’ agreement was amended to provide that in the event of termination without cause, resignation for good reason or non-renewal prior to a change in control, she will also receive reimbursement for health insurance benefits concurrent with severance payments.
The change of control provisions in Ms. Rhoades’ agreement are identical to those contained in the agreements of Messrs. Stern and Abelman.
Ms. Rhoades’ agreement contains restrictive covenants relating to confidentiality, non-competition and non-solicitation that are substantively the same as those described above for Messrs. Stern and Mr. Abelman.
Agreement with Rodney Schriver, Vice President, Chief Accounting Officer and Controller
On December 6, 2010, A.C. Moore entered into an employment letter with Rodney Schriver, Vice President, Chief Accounting Officer, Controller and Treasurer. Pursuant to the agreement, Mr. Schriver receives a base salary of $205,500 per year and is eligible to participate in A.C. Moore’s annual and long-term incentive plans. On October 5, 2011, Mr. Schriver will be entitled to receive a special cash retention award equal to 45 percent of his base salary, or $92,497.50, less tax and withholdings. If A.C. Moore terminates his employment without cause (as defined in the agreement), Mr. Schriver is entitled to receive base salary through the sixth-month anniversary of the termination date. In the event Mr. Schriver remains unemployed after six months from his termination date, he will receive an additional month of base salary for each month he remains unemployed, up to a maximum of six additional months. Mr. Schriver is required to actively seek employment after the termination date in order to receive the additional monthly severance. If he is terminated without cause in the six-month period following a change of control (as defined in the agreement), Mr. Schriver will receive a cash lump sum payment equal to six months’ base salary at his then current rate.
Mr. Schriver’s agreement contains restrictive covenants relating to confidentiality, non-competition and non-solicitation that are substantively the same as those described above for Messrs. Stern and Mr. Abelman and Ms. Abelman.
Agreement with Rick A. Lepley, Former President and Chief Executive Officer
On June 1, 2006, A.C. Moore entered into an employment agreement with Mr. Lepley to serve as A.C. Moore’s Chief Executive Officer effective as of June 1, 2006. The employment agreement was amended on November 15, 2006 and November 19, 2007. Mr. Lepley’s employment agreement had an initial term of three years to be extended automatically for successive one year terms, unless either party provided written notice of termination at least six months prior to the end of the term. In December 2008, A.C. Moore and Mr. Lepley entered into an amendment to Mr. Lepley’s agreement pursuant to which Mr. Lepley’s employment as Chief Executive Officer was extended through December 31, 2010.
Mr. Lepley received an annual base salary of $550,000, which was increased to $575,000 in 2008. Pursuant to the December 2008 amendment, Mr. Lepley was granted 150,000 SARs. The December 2008 amendment also provided that if Mr. Lepley’s employment was terminated without cause or for good reason (as defined in his employment agreement), if termination occurred from January 1, 2009 through December 31, 2009, he would have been entitled to his then current base salary from the date of termination for the remaining months of the employment term through December 31, 2010 plus his pro rata bonus (as defined in the employment agreement) and, if termination occurred during any other time during the employment term, his base salary through the twelfth month anniversary of termination plus his pro rata bonus.

Upon a change of control (as defined in his agreement), Mr. Lepley would have received an automatic two-year employment term from the date of the change of control, during which his base salary, annual bonus and other benefits are guaranteed to be at least at the level which he received in the 12 months prior to the change of control. If during this two-year term A.C. Moore terminated Mr. Lepley’s employment other than for cause, death or disability or Mr. Lepley terminated for good reason, Mr. Lepley would have been entitled to receive a lump sum cash payment equal to the aggregate of his base salary through the date of termination, two times the pro rata portion of his annual bonus and two times the amount of his base salary. For termination due to death or disability following a change of control, he or his estate would have received a cash lump sum payment equal to the aggregate of his base salary through the date of death or disability and a pro rata bonus determined in the same manner as if there were no change of control. If A.C. Moore terminated for cause or Mr. Lepley terminated without good reason following a change of control, he would have been entitled to base salary through the date of termination. In addition, all options, SARs and restricted stock held by Mr. Lepley on the date of a change of control would have immediately vested and remained exercisable for different periods of time depending upon continued employment. If Mr. Lepley’s employment was terminated without cause following the change of control, he would have had until the earlier of the end of the original option or SAR term and 18 months after the termination date to exercise the options and SARs. Upon a termination without cause following a change of control, all SARs and restricted stock to which Mr. Lepley would be entitled to receive would immediately be deemed granted and vested and Mr. Lepley would have had 18 months after the termination date to exercise these SARs.
If any payments to Mr. Lepley upon a change in control as described above would constitute an excess payment under Code Section 280G and be subject to the excise tax imposed by Code Section 4999 on such excess payments, Mr. Lepley was entitled to a tax “gross-up” payment of such amount that would leave him in the same tax position as if no such excise tax (including related penalties or interest) was applicable. However, in connection with a review of its executive compensation practices, in August 2009, A.C. Moore determined that, effective immediately, it will not enter into any agreements with any new executives or material amendments to existing agreements providing for excise tax gross-up provisions with respect to payments contingent upon a change in control.
Agreement and Release with Rick A. Lepley
On March 29, 2010, A.C. Moore and Mr. Lepley entered into an agreement and release (the “separation agreement”). Mr. Lepley’s retirement as an officer and member of the Board was effective March 31, 2010. The separation agreement provides for payments by A.C. Moore to Mr. Lepley of $645,890, an amount equal to one year’s compensation at his current rate plus pro rata bonus. Half of this payment was made in October 2010, with the remainder in six subsequent equal monthly installments. A.C. Moore also paid Mr. Lepley a consulting fee of $53,824 in 12 equal monthly installments. In addition, Mr. Lepley received reimbursement for health insurance benefits for 12 months following the effective date, payment of $12,000 for relocation and moving costs, and payment of $10,000 in legal fees for review of the agreement. The separation agreement amends Mr. Lepley’s SARs agreement, dated December 3, 2008, to provide that all unvested SARs under the SARs agreement vested as of March 31, 2010, with the exercise period expiring on February 20, 2012. Mr. Lepley was originally granted 150,000 SARs pursuant to the SARs agreement, 50,000 of which vested on December 3, 2009.

The separation agreement includes restrictive covenants relating to confidentiality, non-competition and non-solicitation. Mr. Lepley may not compete with, solicit employees from or interfere with the business relationships of A.C. Moore for a period of 12 months following the effective date. The parties also agreed to mutual non-disparagement obligations. The separation agreement provides for Mr. Lepley’s general release of A.C. Moore from claims.
DIRECTOR COMPENSATION
The following table sets forth the compensation of non-employee directors for their service as directors during 2010. Mr. Jeffries is, and Mr. Lepley was, an employee of A.C. Moore and, as such, not compensated as a director.

	Fees Earned or Paid in	Stock	Option	All Other
	Cash	Awards	Awards	Compensation	Total
Name	($)	($)(1)(2)	($)(1)	($)	($)
Joseph F. Coradino	47,500	50,006	—	—	97,506
Michael J. Joyce	102,306	50,006	—	—	152,312
Neil A. McLachlan	45,000	50,006	—	—	95,006
Thomas S. Rittenhouse	52,695	50,006	—	—	102,701
Lori J. Schafer	55,000	50,006	—	—	105,006

(1)	Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 based on assumptions set forth in Note 1 to the consolidated financial statements included in A.C. Moore’s 2010 Form 10-K.

(2)	Each of the current directors was granted 22,422 shares of restricted common stock on June 29, 2010 under A.C. Moore’s 2007 Stock Incentive Plan. The shares of restricted common stock vest in three equal annual installments beginning on the first anniversary of the date of grant.

Outstanding Equity Awards at Fiscal Year End 2010
The following table sets forth information concerning unexercised options and unvested stock awards for the directors as of January 1, 2011. With the exception of the grants expiring on February 20, 2014 and August 3, 2016, all stock options vest and become exercisable in three equal installments each year beginning on the first anniversary of the date of grant. The grants expiring on February 20, 2014 and August 3, 2016 vested in full on the first anniversary of the date of grant. Except for the options expiring February 20, 2014, which have a seven-year term, all options have a 10-year term.

	Option Awards				Stock Awards
	Number of	Number of			Number of	Market Value of
	Securities	Securities			Shares or Units	Shares or Units
	Underlying	Underlying			of Stock That	of Stock That
	Unexercised	Unexercised	Option	Option	Have Not	Have Not
	Options(#)	Options(#)	Exercise	Expiration	Vested	Vested
Name	Exercisable	Unexercisable	Price($)	Date	(#)	($)(1)
Joseph F. Coradino	10,000	—	16.88	08/03/2016	33,715	84,625

Michael J. Joyce	10,000	—	21.95	08/26/2014	33,715	84,625
	10,000	—	23.51	08/25/2015
	10,000	—	16.88	08/03/2016

Neil A. McLachlan	3,500	—	20.37	02/20/2014	33,715	84,625

Thomas S. Rittenhouse	3,500	—	20.37	02/20/2014	33,715	84,625

Lori J. Schafer	10,000	—	23.51	08/25/2015	33,715	84,625
	10,000	—	16.88	08/03/2016

(1)	Market value is calculated using $2.51 per share, the NASDAQ Stock Market closing price per share of A.C. Moore Common Stock as of January 1, 2011.
Process and Procedures for Determining Director Compensation
The Nominating and Corporate Governance Committee is responsible for determining director compensation, and may rely upon input from independent outside consultants engaged by the Board or the Nominating and Corporate Governance Committee, from time to time. The full Board, upon the recommendation of the Nominating and Corporate Governance Committee, approves director compensation.
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

In April 2010, the Nominating and Corporate Governance Committee retained Towers Watson, to assist it in updating its review of non-employee director compensation. Towers Watson also assisted in reviewing and updating A.C. Moore’s peer group of companies used for benchmarking purposes, as discussed above under “Compensation Discussion and Analysis.” Based on peer group and broader industry data, A.C. Moore’s director compensation program was determined to be close to the median of the relevant market. As a result of this review, the Nominating and Corporate Governance Committee determined that the director compensation program described below, which was originally implemented in June 2007 following shareholder approval of the 2007 Stock Incentive Plan, would remain in place.
Director Compensation
Fees. In April 2007, the Board approved the following compensation structure for non-employee directors:
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
Stock Ownership Guidelines for Directors. In April 2007, the Board approved the implementation of stock ownership guidelines for the non-employee directors. Requiring minimum levels of stock ownership by non-employee directors is consistent with the Board’s objective of aligning director and shareholder interests.

Ownership Multiple of
Directors Subject to Guidelines	Annual Cash Retainer

All Non-Employee Directors	Three (3) times
Non-employee directors are expected to comply with these ownership requirements by the end of a five-year period beginning in 2007. Shares that are counted for purposes of satisfying ownership requirements are shares directly or indirectly owned and grants and awards under equity incentive plans (such as vested and unvested restricted stock). Stock options and stock appreciation rights do not count towards satisfaction of the ownership requirements.
Stock Grant to Non-Employee Directors. Consistent with the compensation structure set forth above, on June 29, 2010, the non-employee directors were granted restricted stock with a market value of approximately $50,000 on the date of grant, or 22,422 shares. The shares vest equally over three years from the date of grant.

Compensation Committee Interlocks and Insider Participation
The following persons served as members of the Compensation Committee in fiscal 2010: Lori J. Schafer, Joseph F. Coradino, Michael J. Joyce and Neil A. McLachlan. No person who served as a member of the Compensation Committee during fiscal 2010 was a current or former officer or employee of A.C. Moore or engaged in certain transactions with A.C. Moore required to be disclosed by regulations of the SEC except as disclosed below under “Related Party Transactions.” Additionally, there were no compensation committee “interlocks” during fiscal 2010, which generally means that no executive officer of A.C. Moore served as a director or member of the compensation committee of another entity, one of whose executive officers served as a director or member of the Compensation Committee of A.C. Moore.
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth, as of April 13, 2011, certain information with respect to the beneficial ownership of Common Stock by (i) each person who is known by A.C. Moore to be the beneficial owner of more than 5% of Common Stock, (ii) each director of A.C. Moore, (iii) each executive officer of A.C. Moore named in the Summary Compensation Table and (iv) all directors and executive officers of A.C. Moore as a group. The information about the beneficial owners contained in the table below is based on information supplied by such persons or SEC filings. Except as otherwise indicated, to the knowledge of A.C. Moore, the beneficial owners of shares of Common Stock listed below have sole investment and voting power with respect to such shares.

	Shares Beneficially
	Owned(1)
	Amount and
	Nature of
	Beneficial		Percent
Name of Beneficial Owner	Ownership		of Class
Joseph A. Jeffries	283,236	(2)	*
David Stern	147,076	(3)	*
David Abelman	151,817	(4)	*
Amy Rhoades	91,587	(5)	*
Rodney Schriver	30,498	(6)	*
Rick A. Lepley	143,710	(7)	*

	Shares Beneficially
	Owned(1)
	Amount and
	Nature of
	Beneficial		Percent
Name of Beneficial Owner	Ownership		of Class
Joseph F. Coradino	59,663	(8)	*
Michael J. Joyce	94,663	(9)	*
Neil A. McLachlan	54,163	(10)	*
Thomas S. Rittenhouse	49,163	(11)	*
Lori J. Schafer	64,663	(12)	*
All executive officers and directors as a group (10 persons)	1,026,529	(13)	4.0
Dimensional Fund Advisors LP	1,777,036	(14)	7.0
Glenn J. Krevlin	5,000,000	(15)	19.7
Glenhill Advisors, LLC	5,000,000	(15)	19.7
Glenhill Capital Management, LLC	5,000,000	(15)	19.7
Glenhill Capital LP	1,900,680	(15)	7.5
Glenhill Capital Overseas Master Fund, LP	2,779,208	(15)	10.9
T. Rowe Price Associates, Inc.	1,804,967	(16)	7.1
Paradigm Capital Management, Inc.	1,370,220	(17)	5.4

*	Denotes less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to Common Stock. Shares of Common Stock issuable upon the exercise of securities currently exercisable or exercisable within 60 days of April 13, 2011 are deemed outstanding for computing the share ownership and percentage ownership of the person holding such securities, but are not deemed outstanding for computing the percentage of any other person. The address for all current directors and executive officers is c/o A.C. Moore Arts & Crafts, Inc., 130 A.C. Moore Drive, Berlin, New Jersey 08009.

(2)	Represents (i) 265,276 shares of Common Stock held by Mr. Jeffries directly; and (ii) shares of Common Stock that potentially could be acquired upon the exercise of 17,960 SARS exercisable within 60 days of April 13, 2011. Excludes shares of Common Stock that potentially could be acquired upon the exercise of 70,914 SARs exercisable 60 days of April 13, 2011, which SARs were out-of-the-money as of April 13, 2011.

(3)	Represents 147,076 shares of Common Stock held by Mr. Stern directly. Excludes shares of Common Stock that potentially could be acquired upon the exercise of 44,926 SARs exercisable within 60 days of April 13, 2011, which SARs were out-of-the-money as of April 13, 2011.

(4)	Represents 151,817 shares of Common Stock held by Mr. Abelman directly. Excludes shares of Common Stock that potentially could be acquired upon the exercise of 44,926 SARs exercisable within 60 days of April 13, 2011, which SARs were out-of-the-money as of April 13, 2011.

(5)	Represents (i) 66,922 shares of Common Stock held by Ms. Rhoades directly; (ii) options to purchase 18,800 shares of Common Stock exercisable within 60 days of April 13, 2011; and (iii) shares of Common Stock that potentially could be acquired upon the exercise of 5,865 SARs exercisable within 60 days of April 13, 2011. Excludes shares of Common Stock that potentially could be acquired upon the exercise of 25,976 SARs exercisable within 60 days of April 13, 2011, which SARs were out-of-the-money as of April 13, 2011.

(6)	Represents (i) 21,488 shares of Common Stock held by Mr. Schriver directly; (ii) options to purchase 5,100 shares of Common Stock exercisable within 60 days of April 13, 2011; and (iii) shares of Common Stock that potentially could be acquired upon the exercise of 3,910 SARs exercisable within 60 days of April 13, 2011. Excludes shares of Common Stock that potentially could be acquired upon the exercise of 15,182 SARs exercisable within 60 days of April 13, 2011, which SARs were out-of-the-money as of April 13, 2011.

(7)	Mr. Lepley retired from the Company effective March 31, 2010, and, to the Company’s knowledge, as of July 2010, Mr. Lepley’s ownership represents shares of Common Stock held by Mr. Lepley directly.

(8)	Represents (i) 49,663 shares of Common Stock held by Mr. Coradino directly; and (ii) options to purchase 10,000 shares of Common Stock exercisable within 60 days of April 13, 2011.

(9)	Represents (i) 64,663 shares of Common Stock held by Mr. Joyce directly; and (ii) options to purchase 30,000 shares of Common Stock exercisable within 60 days of April 13, 2011.

(10)	Represents (i) 50,663 shares of Common Stock held by Mr. McLachlan directly; and (ii) options to purchase 3,500 shares of Common Stock exercisable within 60 days of April 13, 2011.

(11)	Represents (i) 44,663 shares of Common Stock held by Mr. Rittenhouse directly; (ii) 1,000 shares of Common Stock held jointly by Mr. Rittenhouse and his spouse; and (iii) options to purchase 3,500 shares of Common Stock exercisable within 60 days of April 13, 2011.

(12)	Represents (i) 44,663 shares of Common Stock held by Ms. Schafer directly; and (ii) options to purchase 20,000 shares of Common Stock exercisable within 60 days of April 13, 2011.

(13)	Represents (i) options to purchase 90,900 shares of Common Stock exercisable within 60 days of April 13, 2011; and (ii) shares of Common Stock that potentially could be acquired upon the exercise of 27,735 SARs exercisable within 60 days of April 13, 2011. Excludes shares of Common Stock that potentially could be acquired upon the exercise of 201,924 SARs exercisable within 60 days of April 13, 2011, which SARs were out-of-the-money as of April 13, 2011.

(14)	Based solely on Schedule 13G/A filed with the SEC on February 11, 2011 by Dimensional Fund Advisors LP (referred to as “Dimensional”). The filing indicates Dimensional has sole voting power over 1,774,463 shares of Common Stock and sole dispositive power over 1,777,036 shares of Common Stock. These securities are owned by various investment companies and certain commingled group trusts and separate accounts, for which Dimensional serves as investment adviser. For purposes of the reporting requirements of the Exchange Act, Dimensional is deemed to be a beneficial owner of such securities; however, Dimensional expressly disclaims that it is, in fact, the beneficial owner of such securities. The address of Dimensional is Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas 78746.

(15)	Based solely on a Schedule 13D/A filed with the SEC on February 17, 2011 by Glenhill Advisors, LLC (referred to as “GA”), Glenn J. Krevlin, Glenhill Capital Management, LLC (referred to as “GCM”), Glenhill Capital LP (referred to as “GLP”) and Glenhill Capital Overseas Master Fund, LP (referred to as “GMF”). The filing indicates GA and Mr. Krevlin have sole voting power and sole dispositive power over 5,000,000 shares of Common Stock. The filing also indicates GCM has shared voting power and shared dispositive power over 5,000,000 shares of Common Stock, GLP has shared voting power and shared dispositive power over 1,900,680 shares of Common Stock and GMF has shared voting power and shared dispositive power over 2,779,208 shares of Common Stock. Mr. Krevlin is the managing member and control person of GA. GA is the managing member of GCM. GCM is the general partner and investment advisor of GLP, managing member of Glenhill Concentrated Long Master Fund, LLC and sole shareholder of Glenhill Capital Overseas GP, Ltd. (referred to as “GCOGP”). GCOGP is general partner of GMF. In addition, Glenhill Special Opportunities Master Fund LLC is a subsidiary of GLP and GMF. The address of GA, Mr. Krevlin, GCM, GLP and GMF is 598 Madison Avenue, 12th Floor, New York, New York 10022.

(16)	Based solely on a Schedule 13G/A filed with the SEC on February 10, 2011 by T. Rowe Price Associates, Inc. (referred to as “Price Associates”). The filing indicates Price Associates has sole voting power over 539,091 shares of Common Stock and sole dispositive power over 1,804,967 shares of Common Stock. These securities are owned by various individual and institutional investors, for which Price Associates serves as investment adviser. The address of Price Associates is 100 E. Pratt Street, Baltimore, Maryland 21202.

(17)	Based solely on a Schedule 13G/A filed with the SEC on February 14, 2011 by Paradigm Capital Management, Inc. (referred to as “Paradigm”). The filing indicates Paradigm has sole voting power and sole dispositive power over 1,370,200 shares of Common Stock. The address of Paradigm is Nine Elk Street, Albany, New York 12207.

Equity Compensation Plan Information
The following table summarizes information regarding our existing equity compensation plans as of January 1, 2011:

(c)
	(a)		Number of securities
	Number of securities	(b)	remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of outstanding	exercise price of	equity compensation
	options, warrants and	outstanding options,	plans (excluding securities
Plan Category	rights	warrants and rights	reflected in column (a))

Equity compensation plans approved by security holders (1)	2,496,398	$6.81	2,532,822
Equity compensation plans not approved by security holders	—	—	—
Total	2,496,398	$6.81	2,532,822

(1)	These plans are our 1997 Employee, Director and Consultant Stock Option Plan, 2002 Stock Option Plan and 2007 Stock Incentive Plan.
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
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
Aggregate fees for professional services rendered for A.C. Moore by PricewaterhouseCoopers as of or for the fiscal years ended January 1, 2011 and January 2, 2010 were:

Services Rendered(1)	01/01/2011	01/02/2010

Audit Fees	$523,396	$570,381
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$523,396	$570,381

(1)	The aggregate fees included are fees billed for the fiscal years.
Audit fees for the fiscal years ended January 1, 2011 and January 2, 2010 were for professional services rendered for the audits of the consolidated financial statements of A.C. Moore and for the audit of A.C. Moore’s internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002, quarterly reviews, issuance of consents, and assistance with review of documents filed with the SEC.
The Audit Committee has considered and determined that the services provided by PricewaterhouseCoopers are compatible with PricewaterhouseCoopers maintaining its independence.
The Audit Committee has adopted a policy that requires advance approval of all audit, audit related, tax services and other services performed by the independent registered public accounting firm. The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent registered public accounting firm is engaged to perform it. The Audit Committee pre-approved all of the audit and non-audit services provided to A.C. Moore by PricewaterhouseCoopers in fiscal 2010 and fiscal 2009.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)	(1)	Financial Statements: The Financial Statements are included in the Original Filing.
(2)	Financial Statement Schedules:
The Financial Statements Schedules required are included in the Original Filing.
(3)	Exhibits:
The exhibits filed as part of this Form 10-K/A are listed under exhibits at subsection (b) of this Item 15.

(b) Exhibits:
Exhibit Index

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

Date: May 2, 2011	A. C. MOORE ARTS & CRAFTS, INC.
	By:	/s/ Joseph A. Jeffries
Joseph A. Jeffries
Chief Executive Officer

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) promulgated under the Exchange Act.