Form 10-Q
period 2011-04-02
A.C. Moore Arts & Crafts, Inc.
filed 2011-05-11
CIK 1042809

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended April 2, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Outstanding at May 3, 2011
Common Stock, no par value	25,394,412

A.C. MOORE ARTS & CRAFTS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)
(unaudited)

	April 2,	January 1,	April 3,
	2011	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$26,654	$39,970	$31,929
Inventories	115,707	111,266	121,985
Prepaid expenses and other current assets	7,741	9,104	8,541
Prepaid and receivable income taxes	—	—	188
Deferred tax assets	1,809	2,153	3,226

	151,911	162,493	165,869

Non-current assets:
Property and equipment, net	71,760	73,771	80,679
Other assets	1,366	1,192	1,989

	$225,037	$237,456	$248,537

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$19,000	$19,000	$19,000
Trade accounts payable	38,362	43,131	29,461
Accrued payroll and payroll taxes	3,067	2,224	2,281
Accrued expenses	22,069	22,815	23,036
Accrued lease liability	2,336	2,478	2,030

	84,834	89,648	75,807

Non-current liabilities:
Deferred tax liability and other	1,574	1,920	2,993
Accrued lease liability	14,108	14,475	16,789

	15,682	16,395	19,782

	100,516	106,043	95,589

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; none issued	—	—	—

Common stock, no par value, 40,000,000 shares authorized; shares issued and outstanding 25,394,412; 25,346,412; and 24,960,946 at April 2, 2011, January 1, 2011 and April 3, 2010, respectively	138,651	138,105	137,023

Retained earnings (deficit)	(14,130)	(6,692)	15,925

	124,521	131,413	152,948

	$225,037	$237,456	$248,537

See accompanying notes to financial statements.

A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(unaudited)

	Quarter Ended
	April 2,	April 3,
	2011	2010

Net sales	$102,724	$105,369
Cost of sales (including buying and distribution costs)	58,622	60,300

Gross margin	44,102	45,069
Selling, general and administrative expenses	50,661	52,268
Store pre-opening and closing expenses	629	113

Loss from operations	(7,188)	(7,312)
Interest expense	239	231
Interest (income)	(9)	(4)

Loss before income taxes	(7,418)	(7,539)
Provision for income taxes	20	24

Net loss	$(7,438)	$(7,563)

Basic net loss per share	$(0.30)	$(0.31)

Diluted net loss per share	$(0.30)	$(0.31)

Basic weighted average shares outstanding	24,570	24,342

Diluted weighted average shares outstanding	24,570	24,342
See accompanying notes to financial statements.

A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Quarter Ended
	April 2,	April 3,
	2011	2010
Cash flows from operating activities:
Net loss	$(7,438)	$(7,563)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,008	3,684
Stock based compensation expense	546	437
Changes in assets and liabilities:
Inventories	(4,441)	73
Prepaid expenses and other current assets	1,363	982
Accounts payable	(4,770)	(7,586)
Accrued payroll, payroll taxes and accrued expenses	96	(1,237)
Accrued lease liability	(509)	(632)
Other	(175)	244

Net cash (used in) operating activities	(11,320)	(11,598)

Cash flows from investing activities:
Capital expenditures	(1,996)	(2,425)

Net cash (used in) investing activities	(1,996)	(2,425)

Cash flows from financing activities:

Net cash (used in) financing activities	—	—

Net decrease in cash and cash equivalents	(13,316)	(14,023)

Cash and cash equivalents at beginning of period	39,970	45,952

Cash and cash equivalents at end of period	$26,654	$31,929

See accompanying notes to financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Basis of Presentation
The consolidated financial statements included herein include the accounts of A.C. Moore Arts & Crafts, Inc. and its wholly owned subsidiaries. As used herein, unless the context otherwise requires, all references to “A.C. Moore,” “the Company,” “we,” “our,” “us” and similar terms in this report refer to A.C. Moore Arts & Crafts, Inc. together with its subsidiaries. The Company is a specialty retailer of arts, crafts and floral merchandise for a wide range of customers. As of April 2, 2011, the Company operated a chain of 135 stores. The stores are located in the Eastern United States. The Company also serves customers nationally via its e-commerce site, www.acmoore.com.
The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported period and related disclosures. Significant estimates made as of and for the three month periods ended April 2, 2011 and April 3, 2010 include, among others, provisions for shrinkage, capitalized buying, freight, warehousing and distribution costs related to inventory, the net realizable value of merchandise designated for clearance or slow-moving merchandise, the future rental obligations and carrying costs of closed stores and the liability for workers compensation, general liability and health insurance claims. Actual results could differ materially from those estimates. Certain prior year amounts have been reclassified to correspond to current year presentation.
These financial statements have been prepared by management without audit and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended January 1, 2011 (“fiscal 2010”). The current fiscal year will end on December 31, 2011 (“fiscal 2011”). Due to the seasonality of the Company’s business, the results for the interim periods are not necessarily indicative of the results for the year. The Company has included its balance sheet as of April 3, 2010 to assist in viewing the Company on a full-year basis. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair statement of the interim financial statements. In the opinion of management, all such adjustments are of a normal and recurring nature.
(2) Fair Value Measurement
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

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of April 2, 2011, January 1, 2011 and April 3, 2010:

			Fair Value Measurements Using
			Significant Other	Significant
		Quoted Prices in	Observable	Unobservable	Total
	Total Carrying	Active Markets	Inputs	Inputs	Gains
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)	(Losses)
Recurring
As of April 2, 2011
Cash Equivalents	$26,654	$26,654	$—	$—

As of January 1, 2011
Cash Equivalents	$39,970	$39,970	$—	$—

As of April 3, 2010
Cash Equivalents	$31,929	$31,929	$—	$—

Nonrecurring
As of January 1, 2011
Long-lived assets held and used (1)	$180	$—	$—	$180	$(905)

(1)	Represents retail store fixed assets written down to their fair value, resulting in an impairment charge which was included in earnings for the period ended January 1, 2011.
Cash and cash equivalents, principally money market mutual funds, are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. The nonrecurring remeasurement of long-lived assets represents store assets written down to fair value using a discounted cash flow model. The loss is the amount by which the carrying amount of the assets exceeds its fair value. Key management judgments and estimates in the valuation include sales and profitability for current and future years, and rates at which to discount projected future cash flows. The fair value measurement is classified within Level 3 of the valuation hierarchy as the valuation model inputs are not observable based on readily available market data.
(3) Inventories
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

(4) Shareholders’ Equity
During the first quarter of fiscal 2011, shareholders’ equity changed as follows:

	Number	Common	Retained
In thousands, except share data	of Shares	Stock	Earnings	Total
Balance, January 1, 2011	25,346,412	$138,105	$(6,692)	$131,413
Net loss	—	—	(7,438)	(7,438)

Total comprehensive loss				$(7,438)
Stock-based compensation expense	—	546	—	546
Restricted shares — net	48,000

Balance, April 2, 2011	25,394,412	$138,651	$(14,130)	$124,521

(5) Financing Agreement
On January 15, 2009, the Company entered into a credit agreement (the “WFRF loan agreement”) with Wells Fargo Retail Finance, LLC (“WFRF”) for a three-year term. On March 4, 2011, the parties amended the agreement (the “WFRF amendment”) for an additional five-year term through March 4, 2016.
The WFRF loan agreement, as amended, is an asset-based senior secured revolving credit facility in an aggregate principal amount of up to $60.0 million, with a $15.0 million sub-limit for letters of credit. Prior to the WFRF amendment, interest was calculated at either adjusted LIBOR or WFRF’s base rate plus a margin of between 1.75 and 2.50 percent per annum, depending upon the level of excess availability as defined in the loan agreement. In addition, the Company paid an annual fee of between 0.25 and 0.50 percent per annum on the amount of unused availability, also dependent on the level of excess availability. As a result of the amendment, interest is calculated at either adjusted LIBOR or WFRF’s base rate plus a margin of between 2.25 and 2.75 percent per annum, depending upon the level of excess availability, and WFRF’s base rate has a “floor” equal to the adjusted LIBOR rate plus 1.00 percent per annum. In addition, the Company will pay an annual fee between 0.375 and 0.50 percent per annum on the amount of unused availability, also dependent on the level of excess availability. At closing of the WFRF amendment, the Company paid or incurred deferred financing costs of approximately $0.4 million that will be amortized over the term of the facility.
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
The WFRF loan agreement defines various events of default which include, without limitation, a material adverse effect (as defined in the agreement), failure to pay amounts when due, cross-default provisions, material liens or judgments, insolvency, bankruptcy or a change of control. The WFRF amendment modified certain provisions of the agreement in order to permit the Company to enter into, and perform its obligations under, contracts to effect a strategic alternatives transaction (as defined in the WFRF amendment). However, in order to consummate a strategic alternatives transaction, the Company will need to either payoff and terminate the credit facility or obtain WFRF’s consent.

As of April 2, 2011 there was $19.0 million borrowed under the line of credit, $3.2 million of outstanding stand-by letters of credit and availability of $37.8 million. Subject to availability, there is no debt service requirement during the term of this agreement.
(6) Income Taxes
The Company uses the asset and liability method of accounting for income taxes. The Company does business in various jurisdictions that impose income taxes. Management determines the aggregate amount of income tax expense to accrue and the amount currently payable based upon the tax statutes of each jurisdiction. This process includes adjusting income determined using generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred taxes are reflected on the Company’s balance sheet for temporary differences that will reverse in subsequent years. A change in tax rates is recognized as income or expense in the period in which the change becomes effective. Valuation allowances are recorded to reduce the carrying amount of deferred tax assets when it is more likely than not that such assets will not be realized. The Company has determined that it is necessary to record a valuation allowance against its net deferred tax assets due to, among other factors, the Company’s cumulative three-year loss position. Based on its historical and continuing operating losses, the Company has recorded a 100% valuation allowance against its net deferred tax assets and expects to continue to do so during fiscal 2011. As of April 2, 2011 the valuation allowance was $34.9 million. The expiration of statutes and closing of audits in fiscal 2011 may reduce the amount of unrecognized tax benefits by approximately $0.3 million which would result in a current tax benefit.

(7) Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended
	April 2,	April 3,
(In thousands, except per share data)	2011	2010

Net loss	$(7,438)	$(7,563)

Weighted average shares:
Basic	24,570	24,342
Incremental shares from assumed exercise of stock options and stock appreciation rights	—	—

Diluted	24,570	24,342

Basic net loss per share	$(0.30)	$(0.31)

Diluted net loss per share	$(0.30)	$(0.31)

Stock options and stock appreciation rights excluded from calculation because exercise price was greater than average market price	1,953	2,624

Potentially dilutive shares excluded from the calculation as the result would be anti-dilutive	1,856	907

(8) Commitments and Contingencies
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
Cautionary Statement Relating to Forward-looking Statements
Certain oral statements made by our management from time to time and certain statements contained herein or in other reports filed by us with the Securities and Exchange Commission (“SEC”) or incorporated by reference herein or therein are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to our results of operations and our business. All such statements, other than statements of historical facts, including those regarding market trends, our financial position and results of operations, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward-looking words or phrases including, but not limited to, “intended,” “will,” “should,” “may,” “believes,” “expects,” “expected,” “anticipates” and “anticipated” or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on our current expectations. Although we believe that the expectations reflected in forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. These forward-looking statements represent our current judgment. We disclaim any intent or obligation to update our forward-looking statements. Because forward-looking statements involve risks and uncertainties, our actual results could differ materially. For additional information concerning factors that could cause actual results to differ materially from the information contained herein, reference is made to the information under Part II, “Item 1A. Risk Factors” as set forth below and in our annual report on Form 10-K for the fiscal year ended January 1, 2011 as filed with the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this Cautionary Statement.

Overview
General
We are a specialty retailer of arts, crafts and floral merchandise for a wide range of customers. Our first store opened in Moorestown, New Jersey in 1985. As of April 2, 2011, we operated 135 stores in the Eastern United States. Our stores typically range from 20,000 to 25,000 square feet with an average of 22,800 square feet. We also serve customers nationally through our e-commerce site, www.acmoore.com.
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
For the three months ended April 2, 2011, comparable store sales decreased by 2.6 percent, while gross margin as a percent to sales increased 0.1 percentage points for the quarter. The decline in comparable store sales was primarily due to weak sales in seasonal and home decor. Seasonal sales were negatively impacted due to the Easter holiday occurring later in fiscal 2011 than in fiscal 2010. The increase in gross margin was primarily the result of supply chain efficiencies and improvements in inventory control and security partially offset by a decline in merchandise gross margin. We remain focused on margin enhancement opportunities in 2011 by continuing our everyday shelf pricing and promotional price optimization initiatives, along with continued improvements in inventory control and security. However, competitive pressure and further deterioration in an already weakened retail environment could result in additional downward pressure on comparable store sales or cause us to be more promotional than we currently expect, which would have a negative impact on margin.
Business and Operating Strategy
We have experienced net losses in each of the last three years. These losses have primarily been the result of declines in same store sales for each of the past four years. In the first quarter of fiscal 2011 same store sales declined 2.6 percent and we had a net loss of $7.4 million. We anticipate a net loss in fiscal 2011. Management’s primary business and operating initiatives, as discussed below, are designed to address what we believe to be opportunities to improve our results. These initiatives support our focus on driving sales, improving store profitability and increasing gross margin.

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
Improve store profitability. We continue to strive to improve our store profitability. During 2011, we will continue to focus on improving store profitability using the following tactics:
•	Real estate portfolio strategy. Management continually reviews opportunities to open stores in new and existing markets and to relocate or remodel existing stores where strategically prudent and economically viable. Existing stores are reviewed on a periodic basis to identify underperforming locations for potential relocation, remodeling or closure. During 2011, we expect to open two new stores, each of which opened in the first fiscal quarter, remodel four to six stores, and close two stores through lease expirations. We also continue to renegotiate existing leases with the goal of lowering the cost of occupancy in these stores.

•	Store operations leadership. In fiscal 2010, we reorganized our store operations leadership team to provide more training and development capabilities within our field organization. We believe this structure will enhance our ability to improve store profitability.
Increase gross margin. We are focused on increasing gross margin through implementation of a category management process where we regularly review our product mix, and optimize our regular and promotional prices and supply chain.
•	Category management. The category management process leverages merchandise assortment planning tools, the use of a merchandise planning calendar and an open-to-buy process focused on sales and inventory productivity.

•	Price optimization. We believe we have significant opportunities to increase our gross margin by optimizing our regular shelf prices and employing our market basket tools to improve the profitability and sales of promotional products. We believe that we offer competitive pricing, but there are opportunities to strategically improve margins while focusing on growing market share.

•	Supply chain optimization. In addition to our ongoing supply chain initiatives, which include improving in-stock positions, optimizing inventory levels, increasing merchandise turns and improving distribution efficiencies, in fiscal 2010 we completed two significant projects: automated replenishment and cross-docking.
Results of Operations
The following table sets forth, for the periods indicated selected statement of operations data expressed as a percentage of net sales and the number of stores open at the end of each such period:

	Quarter Ended
	April 2,	April 3,
	2011	2010
Net sales	100.0%	100.0%
Cost of sales	57.1	57.2

Gross margin	42.9	42.8
Selling, general and administrative expenses	49.3	49.6
Store pre-opening and closing expenses	0.6	0.1

Loss from operations	(7.0)	(6.9)
Interest expense (income), net	0.2	0.2

Loss before income taxes	(7.2)	(7.1)
Provision for (benefit of) income taxes	0.0	0.0

Net loss	(7.2)%	(7.1)%

Number of stores open at end of period	135	136

Three Months Ended April 2, 2011 Compared to Three Months Ended April 3, 2010
Net Sales. Net sales decreased $2.6 million, or 2.5 percent, to $102.7 million in the three months ended April 2, 2011 from $105.4 million during the three months ended April 3, 2010. This decrease is comprised of (i) a comparable store sales decrease of $2.6 million, or 2.6 percent, (ii) a net increase of $1.7 million from new stores not included in the comparable store base and e-commerce sales, and (iii) a decrease in sales of $1.7 million from stores closed since April 3, 2010. The decline in comparable store sales was primarily due to weak sales in seasonal and home decor. Seasonal sales were negatively impacted due to the Easter holiday occurring later in fiscal 2011 than in fiscal 2010. Categories that had an increase in comparable store sales for the quarter include celebrations, checkout/ impulse and everyday floral. Stores are added to the comparable store base at the beginning of the fourteenth full month of operation. Comparable stores that are relocated or remodeled remain in the comparable store base. Stores that close are removed from the comparable store base as of the beginning of the month of closure.
Gross Margin. Gross margin is net sales minus the cost of merchandise which includes purchasing and receiving costs, inbound freight, duties related to import purchases, internal transfer costs and warehousing costs. Gross margin as a percent of net sales was 42.9 percent for the three months ended April 2, 2011, and 42.8 percent for the three months ended April 3, 2010. The increase in gross margin was primarily the result of supply chain efficiencies and improvements in inventory control and security partially offset by a decline in merchandise margin.
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
Selling, general and administrative expenses were $50.7 million in the first quarter of fiscal 2011, a decrease of $1.6 million compared to the $52.3 million in the first quarter of fiscal 2010. This decrease was primarily attributable to a decrease in advertising expenses and severance benefits related to the retirement of the Company’s Chief Executive Officer, partially offset by an increase in store payroll. As a percent of sales, selling, general and administrative expenses decreased 0.3 percent to 49.3 percent from 49.6 percent.
Store Pre-Opening and Closing Expenses. We expense store pre-opening costs as they are incurred, which includes lease costs prior to a store opening. Store closing costs include severance, inventory liquidation costs, asset related charges, lease termination payments and the net present value of future rent obligations less estimated sub-lease income. Store pre-opening expenses of $0.3 million include costs related to the two stores that opened in the first quarter of fiscal 2011. Store closing costs of $0.3 million include costs related to the one store closed in the first quarter of fiscal 2011 and ongoing operating costs for stores previously closed. In the first quarter of fiscal 2010, we incurred store pre-opening expenses of $0.1 million for the one store that opened in that quarter. There were no stores closed during the first quarter of fiscal 2010.
Interest Income and Expense. In the first quarter of fiscal 2011 and fiscal 2010, we had interest expense of $0.2 million. Borrowings and interest rates were comparable for both periods.
Income Taxes. Based upon its historical and continuing operating losses, the Company is recording a 100 percent valuation allowances against its net deferred tax assets and expects to continue to do so for the remainder of fiscal 2011. The expiration of statutes and closing of audits in fiscal 2011 may reduce the amount of unrecognized tax benefits by approximately $0.3 million which would result in a current tax benefit.
Liquidity and Capital Resources
We have experienced net losses in each of the past three years and anticipate a net loss in fiscal 2011. These losses are primarily the result of declines in same store sales for each of the last four years. In the first quarter of fiscal 2011 same store sales declined 2.6 percent and we had a net loss of $7.4 million.

One of our primary sources of liquidity is a $60.0 million credit facility provided by Wells Fargo Retail Finance, LLC. Although we currently have $37.8 million of availability and have not increased our borrowing under this credit facility since it was put in place two years ago, the agreement does contain various events of default which if triggered would allow the lender to take actions including raising the interest rate, discontinuing advances and accelerating the Company’s obligations.
On January 15, 2009, the Company entered into a credit agreement (the “WFRF loan agreement”) with Wells Fargo Retail Finance, LLC (“WFRF”) for a three-year term. On March 4, 2011, the parties amended the agreement (the “WFRF amendment”) for an additional five-year term through March 4, 2016.
The WFRF loan agreement, as amended, is an asset-based senior secured revolving credit facility in an aggregate principal amount of up to $60.0 million, with a $15.0 million sub-limit for letters of credit. Prior to the WFRF amendment, interest was calculated at either adjusted LIBOR or WFRF’s base rate plus a margin of between 1.75 and 2.50 percent per annum, depending upon the level of excess availability as defined in the loan agreement. In addition, the Company paid an annual fee of between 0.25 and 0.50 percent per annum on the amount of unused availability, also dependent on the level of excess availability. As a result of the amendment, interest is calculated at either adjusted LIBOR or WFRF’s base rate plus a margin of between 2.25 and 2.75 percent per annum, depending upon the level of excess availability, and WFRF’s base rate has a “floor” equal to the adjusted LIBOR rate plus 1.00 percent per annum. In addition, the Company will pay an annual fee between 0.375 and 0.50 percent per annum on the amount of unused availability, also dependent on the level of excess availability. At closing of the WFRF amendment, the Company paid or incurred deferred financing costs of approximately $0.4 million that will be amortized over the term of the facility.
The WFRF loan agreement defines various events of default which include, without limitation, a material adverse effect (as defined in the agreement), failure to pay amounts when due, cross-default provisions, material liens or judgments, insolvency, bankruptcy or a change of control. The WFRF amendment modified certain provisions of the agreement in order to permit the Company to enter into, and perform its obligations under, contracts to effect a strategic alternatives transaction (as defined in the WFRF amendment). However, in order to consummate a strategic alternatives transaction, the Company will need to either payoff and terminate the credit facility or obtain WFRF’s consent.
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
At April 2, 2011 and January 1, 2011, our working capital was $67.1 million and $72.8 million, respectively. Cash used in operations was $11.3 million for the three months ended April 2, 2011. This was principally the result of a $9.2 million increase in the net investment in inventory (change in inventory net of change in accounts payable). For the three months ended April 3, 2010, cash used in operations was $11.6 million which was primarily the result of a $7.5 million increase in the net investment in inventory.

Net cash used in investing activities during the three months ended April 2, 2011 was $2.0 million, all of which related to capital expenditures. In fiscal 2011, we expect to spend approximately $8.0 to $9.0 million on capital expenditures, which includes approximately $3.5 million for new and relocated stores, $2.6 million for store maintenance capital and the remainder used for information technology and distribution center equipment. For the three months ended April 2, 2010, we invested $2.4 million, all of which related to capital expenditures.
We believe the cash generated from operations during the year and available borrowings under the line of credit agreement will be sufficient to finance our working capital and capital expenditure requirements for at least the next 12 months.
Critical Accounting Estimates
A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the fiscal 2010 Form 10-K. There were no changes in these policies during the first quarter of fiscal 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We invest cash balances in excess of operating requirements primarily in money market mutual funds. The fair value of our cash and equivalents at April 2, 2011 equaled carrying value. A hypothetical decrease in interest rates of 10 percent compared to the rates in effect at April 2, 2011 would reduce our interest income by less than $0.1 million annually.
As of April 2, 2011 we had $19.0 million outstanding under our line of credit. The interest rate on our line of credit fluctuates with market rates and therefore the value of this financial instrument will not be impacted by a change in interest rates. A 10 percent increase in interest rates would increase our interest expense by less than $0.1 million annually.

ITEM 4.	CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of April 2, 2011. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of April 2, 2011, our disclosure controls and procedures, as defined in Rule 13a-15(e), were effective to ensure that (i) information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011 which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

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

A.C. MOORE ARTS & CRAFTS, INC.
Date: May 10, 2011	By:	/s/ Joseph A. Jeffries
Joseph A. Jeffries
Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2011	By:	/s/ Rodney Schriver
Rodney Schriver
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”).

31.2	Certification pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.