Form 10-Q
period 2011-07-02
A.C. Moore Arts & Crafts, Inc.
filed 2011-08-03
CIK 1042809

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended July 2, 2011
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Outstanding at August 1, 2011
Common Stock, no par value	25,485,487

A.C. MOORE ARTS & CRAFTS, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)
(unaudited)

	July 2,	January 1,	July 3,
	2011	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$16,183	$39,970	$31,414
Inventories	116,463	111,266	118,360
Prepaid expenses and other current assets	8,372	9,104	7,562
Deferred tax assets	1,575	2,153	2,554

	142,593	162,493	159,890

Non-current assets:
Property and equipment, net	70,042	73,771	79,592
Other assets	1,106	1,192	1,717

	$213,741	$237,456	$241,199

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$19,000	$19,000	$19,000
Trade accounts payable	36,620	43,131	33,096
Accrued payroll and payroll taxes	3,261	2,224	2,202
Accrued expenses	20,702	22,815	22,601
Accrued lease liability	2,030	2,478	2,030

	81,613	89,648	78,929

Non-current liabilities:
Deferred tax liability and other	1,342	1,920	2,323
Accrued lease liability	13,726	14,475	16,246

	15,068	16,395	18,569

	96,681	106,043	97,498

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; none issued	—	—	—

Common stock, no par value, 40,000,000 shares authorized; shares issued and outstanding 25,485,487; 25,346,412; and 25,171,764 at July 2, 2011, January 1, 2011 and July 3, 2010, respectively	139,060	138,105	137,438

Retained earnings (deficit)	(22,000)	(6,692)	6,263

	117,060	131,413	143,701

	$213,741	$237,456	$241,199

See accompanying notes to financial statements.

A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(unaudited)

	Quarter Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Net sales	$99,008	$99,850	$201,732	$205,219
Cost of sales (including buying and distribution costs)	55,664	56,693	114,286	116,993

Gross margin	43,344	43,157	87,446	88,226
Selling, general and administrative expenses	51,023	51,145	101,684	103,413
Store pre-opening and closing expenses	306	970	935	1,083

Loss from operations	(7,985)	(8,958)	(15,173)	(16,270)
Interest expense	169	235	407	466
Interest (income)	(7)	(16)	(15)	(20)

Loss before income taxes	(8,147)	(9,177)	(15,565)	(16,716)
Provision for (benefit of) income taxes	(277)	485	(257)	509

Net loss	$(7,870)	$(9,662)	$(15,308)	$(17,225)

Basic net loss per share	$(0.32)	$(0.40)	$(0.62)	$(0.71)

Diluted net loss per share	$(0.32)	$(0.40)	$(0.62)	$(0.71)

Basic weighted average shares outstanding	24,651	24,419	24,615	24,379

Diluted weighted average shares outstanding	24,651	24,419	24,615	24,379
See accompanying notes to financial statements.

A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	July 2,	July 3,
	2011	2010
Cash flows from operating activities:
Net loss	$(15,308)	$(17,225)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,192	7,508
Stock based compensation expense	1,060	926
Changes in assets and liabilities:
Inventories	(5,197)	3,698
Prepaid expenses and other current assets	765	2,149
Accounts payable	(6,511)	(3,951)
Accrued payroll, payroll taxes and accrued expenses	(1,109)	(1,750)
Accrued lease liability	(1,197)	(1,175)
Other	87	517

Net cash (used in) operating activities	(19,218)	(9,302)

Cash flows from investing activities:
Capital expenditures	(4,464)	(5,162)

Net cash (used in) investing activities	(4,464)	(5,162)

Cash flows from financing activities:
Exercise of stock options	(105)	(74)

Net cash (used in) financing activities	(105)	(74)

Net decrease in cash and cash equivalents	(23,787)	(14,538)

Cash and cash equivalents at beginning of period	39,970	45,952

Cash and cash equivalents at end of period	$16,183	$31,414

See accompanying notes to financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Basis of Presentation
The consolidated financial statements included herein include the accounts of A.C. Moore Arts & Crafts, Inc. and its wholly owned subsidiaries. As used herein, unless the context otherwise requires, all references to “A.C. Moore,” “the Company,” “we,” “our,” “us” and similar terms in this report refer to A.C. Moore Arts & Crafts, Inc. together with its subsidiaries. The Company is a specialty retailer of arts, crafts and floral merchandise for a wide range of customers. As of July 2, 2011, the Company operated a chain of 135 stores. The stores are located in the Eastern United States. The Company also serves customers nationally via its e-commerce site, www.acmoore.com.
The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported period and related disclosures. Significant estimates made as of and for the three and six month periods ended July 2, 2011 and July 3, 2010 include, among others, provisions for shrinkage, capitalized buying, freight, warehousing and distribution costs related to inventory, the net realizable value of merchandise designated for clearance or slow-moving merchandise, the future rental obligations and carrying costs of closed stores and the liability for workers compensation, general liability and health insurance claims. Actual results could differ materially from those estimates. Certain prior year amounts have been reclassified to correspond to current year presentation.
These financial statements have been prepared by management without audit and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended January 1, 2011 (“fiscal 2010”). The current fiscal year will end on December 31, 2011 (“fiscal 2011”). Due to the seasonality of the Company’s business, the results for the interim periods are not necessarily indicative of the results for the year. The Company has included its balance sheet as of July 3, 2010 to assist in viewing the Company on a full-year basis. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair statement of the interim financial statements. In the opinion of management, all such adjustments are of a normal and recurring nature.
(2) Fair Value Measurements
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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of July 2, 2011, January 1, 2011 and July 3, 2010:

		Fair Value Measurements Using
			Significant Other	Significant
		Quoted Prices in	Observable	Unobservable	Total
	Total Carrying	Active Markets	Inputs	Inputs	Gains
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)	(Losses)
Recurring
As of July 2, 2011
Cash Equivalents	$16,183	$16,183	$—	$—

As of January 1, 2011
Cash Equivalents	$39,970	$39,970	$—	$—

As of July 3, 2010
Cash Equivalents	$31,414	$31,414	$—	$—

Nonrecurring
As of January 1, 2011
Long-lived assets held and used (1)	$180	$—	$—	$180	$(905)

(1)	Represents retail store fixed assets written down to their fair value, resulting in an impairment charge which was included in earnings for the period ended January 1, 2011.
Cash and cash equivalents, principally money market mutual funds, are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. The nonrecurring remeasurement of long-lived assets represents store assets written down to fair value using a discounted cash flow model. The loss is the amount by which the carrying amount of the assets exceeds its fair value. Key management judgments and estimates used in the valuation include sales and profitability for current and future years, and rates at which to discount projected future cash flows. The fair value measurement is classified within Level 3 of the valuation hierarchy as the valuation model inputs are not observable based on readily available market data.
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

(4) Shareholders’ Equity
During the six months ended July 2, 2011, shareholders’ equity changed as follows:

				Accumulated
				Other
	Number	Common	Retained	Comprehensive
(In thousands, except share data)	of Shares	Stock	Earnings	(Loss)	Total
Balance, January 1, 2011	25,346,412	$138,105	$(6,692)	$—	$131,413
Net loss	—	—	(15,308)	—	(15,308)

Total comprehensive loss					$(15,308)
Stock-based compensation expense	—	1,060	—	—	1,060
Restricted shares — net	139,075	(105)	—	—	(105)

Balance, July 2, 2011	25,485,487	$139,060	$(22,000)	$—	$117,060

(5) Financing Agreement
On March 4, 2011, the Company amended (the “WFRF amendment”) its credit agreement (the “WFRF loan agreement”) with Wells Fargo Retail Finance, LLC (“WFRF”) for an additional five-year term through March 4, 2016.
The WFRF loan agreement, as amended, is an asset-based senior secured revolving credit facility in an aggregate principal amount of up to $60.0 million, with a $15.0 million sub-limit for letters of credit. Interest is calculated at either adjusted LIBOR or WFRF’s base rate plus a margin of between 2.25 and 2.75 percent per annum, depending upon the level of excess availability, and WFRF’s base rate has a “floor” equal to the adjusted LIBOR rate plus 1.00 percent per annum. In addition, the Company will pay an annual fee between 0.375 and 0.50 percent per annum on the amount of unused availability, also dependent on the level of excess availability. At closing the Company paid or incurred deferred financing costs of approximately $0.4 million that will be amortized over the term of the facility.
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
As of July 2, 2011, there was $19.0 million borrowed under the line of credit, $3.2 million of outstanding stand-by letters of credit and availability of $37.8 million. As defined in the agreement, the Company is also required to maintain greater than $90.0 million in book value of inventory and have excess availability of more than 10 percent of the borrowing base or $6.0 million, whichever is less. There are no other debt service requirements during the term of this agreement.

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
Valuation allowances are recorded to reduce the carrying amount of deferred tax assets when it is more likely than not that such assets will not be realized. The Company has determined that it is necessary to record a valuation allowance against its net deferred tax assets due to, among other factors, the Company’s cumulative three-year loss position. Based on its historical and continuing operating losses, the Company has recorded a 100% valuation allowance against its net deferred tax assets and expects to continue to do so during fiscal 2011. As of July 2, 2011, the valuation allowance was $38.1 million. The closing of audits in the second quarter of fiscal 2011 reduced the amount of unrecognized tax benefits, which resulted in a current tax benefit of $0.3 million being recorded in the second quarter of 2011.
(7) Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(In thousands, except per share data)	2011	2010	2011	2010

Net loss	$(7,870)	$(9,662)	$(15,308)	$(17,225)

Weighted average shares:
Basic	24,651	24,419	24,615	24,379
Incremental shares from assumed exercise of stock options and stock appreciation rights	—	—	—	—

Diluted	24,651	24,419	24,615	24,379

Basic net loss per share	$(0.32)	$(0.40)	$(0.62)	$(0.71)

Diluted net loss per share	$(0.32)	$(0.40)	$(0.62)	$(0.71)

Stock options and stock appreciation rights excluded from calculation because exercise price was greater than average market price	1,953	2,612	1,953	2,623

Potentially dilutive shares excluded from the calculation as the result would be anti-dilutive	1,957	920	1,957	909

(8) Commitments and Contingencies
The Company is involved in legal proceedings from time to time in the ordinary course of business. Management believes that none of these legal proceedings will have a materially adverse effect on the Company’s financial condition or results of operations. However, there can be no assurance that future costs of such legal proceedings would not be material to the Company’s financial condition, results of operations or cash flows.

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
Overview
General
We are a specialty retailer of arts, crafts and floral merchandise for a wide range of customers. Our first store opened in Moorestown, New Jersey in 1985. As of July 2, 2011, we operated 135 stores in the Eastern United States. Our stores typically range from 20,000 to 25,000 square feet with an average of 22,800 square feet. We also serve customers nationally through our e-commerce site, www.acmoore.com.
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
For the three months ended July 2, 2011, comparable store sales decreased by 0.7 percent, while gross margin as a percent of sales increased by 0.6 percent over the second quarter of last year. The decline in comparable store sales was primarily due to weak sales in paper crafting and kids crafts. The sales declines in these two departments were greater than our total comparable store sales decline for the quarter. Categories that had an increase in comparable store sales for the quarter include yarn, everyday floral and cake decorating/candy making.

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
Business and Operating Strategy
We have experienced net losses in each of the last three years. These losses have primarily been the result of declines in same store sales for each of the past four years. In the second quarter of fiscal 2011, same store sales declined 0.7 percent and we had a net loss of $7.9 million. We anticipate a net loss in fiscal 2011. Management’s primary business and operating initiatives, as discussed below, are designed to address what we believe to be opportunities to improve our results. These initiatives support our focus on driving sales, improving store profitability and increasing gross margin.
Drive sales. We continue to be focused on driving sales through better execution in customer service; a broad and differentiated merchandise assortment; a high in-stock position, especially in basic craft components; and increased productivity of our integrated marketing/advertising programs.
•	Customer insight. Understanding our customers’ expectations of A.C. Moore, along with product trends and customer interests, is core to our ability to develop stronger relationships and be our customers’ store of choice. We primarily utilize our social networking sites and our REWARDS loyalty program to gain consumer insight, supplemented by other studies from time to time.

•	Differentiated merchandise assortment. We continually seek to identify new and unique product lines and merchandise assortments that differentiate us from our competitors. We regularly review our supplier base and product assortment to ensure that we are offering newness to our customers and enhancing the overall shopping experience.

•	Improved in-stock position. A high in-stock position is critical to maximizing our sales potential and enhancing customer loyalty. Since 2007, we have invested significant resources in supply chain and inventory management systems. We continue to refine our inventory management processes to ensure we maintain high in-stock levels, especially on basic craft components that are meaningful to our customers.

•	Integrated marketing/advertising program. We continue to enhance and diversify our marketing and advertising mix based on our customer and craft consumer preferences. Our marketing mix is designed to allow us to reach both current and prospective customers in an efficient manner. Diversified vehicles allow us to market more efficiently based on our customer product preferences. Through these different vehicles, we can target our marketing of promotional items, along with new products and programs, creating both sales and margin enhancement opportunities.

•	Promotional strategies. We continue to test new advertising and marketing vehicles to enhance both sales and margin. While print advertising remains an important vehicle for us, we continue to build our direct marketing capabilities to drive profitable sales and traffic from both existing and prospective customers. We also continue to test other vehicles based on insight on how our customers and crafters use media.

•	A.C. Moore Rewards program. Our REWARDS customer loyalty program is a key component of our marketing mix throughout the chain. We utilize this valuable tool to interact with our customers based on their purchase history and product preferences, delivering targeted product information and promotions. We believe this program assists us in increasing our share of wallet with our existing customers and enables us to differentiate ourselves from our competition.
Improve store profitability. We continue to strive to improve our store profitability. During 2011, we will continue to focus on improving store profitability using the following tactics:
•	Real estate portfolio strategy. During 2011, we expect to open two new stores, and remodel four stores. Management continually reviews opportunities to open stores in new and existing markets and to relocate or remodel existing stores where strategically prudent and economically viable. Existing stores are reviewed on a periodic basis to identify underperforming locations for potential relocation, remodeling or closure. We also continue to renegotiate existing leases with the goal of lowering the cost of occupancy in our stores, with a focus on underperforming locations.

•	Store operations leadership. In fiscal 2010, we reorganized our store operations leadership team to provide more training and development capabilities within our field organization. We believe this structure will enhance our ability to improve store profitability.
Increase gross margin. We are focused on increasing gross margin through implementation of a category management process where we regularly review our product mix, and optimize our regular and promotional prices and supply chain.
•	Category management. The category management process leverages merchandise assortment planning tools, the use of a merchandise planning calendar and an open-to-buy process focused on sales and inventory productivity.

•	Price optimization. We believe we continue to have opportunities to increase our gross margin by optimizing our regular shelf prices and employing our market basket tools to improve the profitability and sales of promotional products. We employ market price checks to ensure that we offer competitive pricing. We continue to identify opportunities to strategically improve margins.

•	Supply chain optimization. In addition to our ongoing supply chain initiatives, which include improving in-stock positions, optimizing inventory levels, increasing merchandise turns and improving distribution efficiencies, in fiscal 2010 we completed two significant projects: automated replenishment and cross-docking.

Results of Operations
The following table sets forth, for the periods indicated selected statement of operations data expressed as a percentage of net sales and the number of stores open at the end of each such period:

	Quarter Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	56.2	56.8	56.7	57.0

Gross margin	43.8	43.2	43.3	43.0
Selling, general and administrative expenses	51.5	51.2	50.4	50.4
Store pre-opening and closing expenses	0.3	1.0	0.5	0.5

Loss from operations	(8.0)	(9.0)	(7.6)	(7.9)
Interest expense (income), net	0.2	0.2	0.2	0.2

Loss before income taxes	(8.2)	(9.2)	(7.8)	(8.1)
Provision for (benefit of) income taxes	(0.3)	0.5	(0.1)	0.2

Net loss	(7.9)%	(9.7)%	(7.7)%	(8.4)%

Number of stores open at end of period	135	135
Quarter Ended July 2, 2011 Compared to Quarter Ended July 3, 2010
Net Sales. Net sales decreased $0.8 million, or 0.8%, to $99.0 million in the three months ended July 2, 2011 from $99.9 million during the three months ended July 3, 2010. This decrease is comprised of (i) a comparable store sales decrease of $0.7 million, or 0.7%, (ii) a net increase in sales of $1.7 million from new stores not included in the comparable store base and e-commerce sales, and (iii) a decrease in sales of $1.8 million from stores closed since July 3, 2010. The decline in comparable store sales was primarily due to weak sales in paper crafting and kids crafts. These department losses exceeded our total comparable store sales loss during the quarter. Categories that had an increase in comparable store sales for the quarter include yarn, everyday floral and cake decorating/candy making.
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
Gross Margin. Gross margin is net sales minus the cost of merchandise, purchasing and receiving costs, inbound freight, duties related to import purchases, internal transfer costs and warehousing costs. Gross margin as a percent of net sales was 43.8% for the three months ended July 2, 2011, and 43.2% for the three months ended July 3, 2010, an increase of 0.6 percentage points. The increase in gross margin was primarily the result of supply chain efficiencies and improvements in inventory control and security partially offset by a decline in merchandise gross margin.
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

Selling, general and administrative expenses were $51.0 million in the second quarter of fiscal 2011, which was comparable to the $51.1 million of expense in the second quarter of fiscal 2010. As a percent of sales, selling, general and administrative expenses increased 0.3 percentage points to 51.5% from 51.2%. This increase was the result of comparable expenses against a decline in store sales.
Store Pre-Opening and Closing Expenses. Store pre-opening costs are expensed as incurred and include the direct incremental costs to prepare a store for opening, including labor and travel, rent and occupancy costs from the date we take possession of the property. Store closing costs include severance, inventory liquidation costs, asset related charges, lease termination payments and the net present value of future rent obligations less estimated sub-lease income. Store pre-opening and closing expenses totaled $0.3 million and $1.0 million for the second quarter for fiscal 2011 and fiscal 2010, respectively. These expenses are primarily related to revisions in the estimates for the future rent obligations, net of sub-lease income for stores that were closed in prior years.
Interest Income and Expense. We had net interest expense of $0.2 million in both the second quarter of fiscal 2011 and fiscal 2010. Our outstanding debt and interest rates were comparable for both periods.
Income Taxes. Based upon its historical and continuing operating losses, the Company is recording a 100 percent valuation allowance against its net deferred tax assets and expects to continue to do so for the remainder of fiscal 2011. The closing of the Internal Revenue Service audits described below, in the second quarter of fiscal 2011, reduced the amount of unrecognized tax benefits, which resulted in a current tax benefit of $0.3 million being recorded in the second quarter of 2011.
In June of 2010, the Company reached a preliminary agreement with the Internal Revenue Service on all open audit issues relating to the 2003 through 2008 tax years. This agreement resulted in a $0.5 million reduction of a refund related to a previously filed net operating loss carry back claim which was recorded as income tax expense in the second quarter of 2010.
Six Months Ended July 2, 2011 Compared to Six Months Ended July 3, 2010
Net Sales. Net sales decreased $3.5 million, or 1.7% to $201.7 million in the six months ended July 2, 2011 from $205.2 million in the comparable 2010 period. This decrease is comprised of (i) a comparable store sales decrease of $3.4 million, or 1.7%, (ii) an increase in net sales of $3.4 million from new stores not included in the comparable store base and e-commerce sales, and (iii) a net sales decrease of $3.5 million from stores closed since the comparable period last year. The decline in comparable store sales can be attributed to weak sales in paper crafting, kids crafts and seasonal products. Categories that had an increase in comparable store sales for the first six months of 2011 include yarn, everyday floral and cake decorating/candy making.
Gross Margin. Gross margin is net sales minus the cost of merchandise, purchasing and receiving costs, inbound freight, duties related to import purchases, internal transfer costs and warehousing costs. Gross margin as a percent of net sales was 43.3% for the six months ended July 2, 2011, and 43.0% for the six months ended July 3, 2010, an increase of 0.3 percentage points. The increase in gross margin was primarily the result of supply chain efficiencies and improvements in inventory control and security partially offset by a decline in merchandise gross margin.
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

Selling, general and administrative expenses were $101.7 million in the first two quarters of fiscal 2011, a decrease of $1.7 million compared to the $103.4 million in the first two quarters of fiscal 2010. This decrease was primarily attributable to a decrease in advertising expenses and severance benefits related to the retirement of the Company’s Chief Executive Officer, partially offset by an increase in store payroll. As a percent of sales, selling, general and administrative expenses were 50.4% both this year and last year. Expense reductions were offset by a corresponding decrease in store sales.
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
In the first six months of 2011, store preopening and closing expense totaled $0.9 million which includes costs for the two stores opened and one store closed during the period and expenses related to revisions in the estimates for the future rent obligations, net of sub-lease income for stores that were closed in prior years. In the first half of 2010, we incurred store pre-opening and closing expenses of $1.1 million which is primarily related to revisions in the estimates for the future rent obligations, net of sub-lease income for stores that were closed in prior years plus costs for the one store we opened during the first quarter of last year.
Interest Income and Expense. In both the first six months of 2010 and 2011, the Company had net interest expense of $0.4 million. Borrowings and interest rates were comparable for both periods.
Income Taxes. Based upon its historical and continuing operating losses, the Company is recording a 100 percent valuation allowance against its net deferred tax assets and expects to continue to do so for the remainder of fiscal 2011. The closing of the Internal Revenue Service audits described below, in the second quarter of fiscal 2011, reduced the amount of unrecognized tax benefits, which resulted in a current tax benefit of $0.3 million being recorded in this quarter.
In June of 2010, the Company reached a preliminary agreement with the Internal Revenue Service on all open audit issues relating to the 2003 through 2008 tax years. This agreement resulted in a $0.5 million reduction of a refund related to a previously filed net operating loss carry back claim and was recorded as income tax expense in the second quarter of 2010.
Liquidity and Capital Resources
We have experienced net losses in each of the past three years and anticipate a net loss in fiscal 2011. These losses are primarily the result of declines in same store sales for each of the last four years. In the second quarter of fiscal 2011, same store sales declined 0.7 percent and we had a net loss of $7.9 million.
One of our primary sources of liquidity is a $60.0 million credit facility provided by Wells Fargo Retail Finance, LLC (“WFRF”). On January 15, 2009, the Company entered into a credit agreement (the “WFRF loan agreement”) for a three-year term. On March 4, 2011, the parties amended the agreement (the “WFRF amendment”) for an additional five-year term through March 4, 2016.
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

As of July 2, 2011, there was $19.0 million borrowed under the line of credit, $3.2 million of outstanding stand-by letters of credit and availability of $37.8 million. As defined in the agreement, the Company is also required to maintain greater than $90.0 million in book value of inventory and have excess availability of more than 10 percent of the borrowing base or $6.0 million, whichever is less. There are no other debt service requirements during the term of this agreement.
The WFRF loan agreement defines various events of default which include, without limitation, a material adverse effect (as defined in the agreement), failure to pay amounts when due, cross-default provisions, material liens or judgments, insolvency, bankruptcy or a change of control. If a default were triggered, this would allow the lender to take actions including raising the interest rate, discontinuing advances and accelerating the Company’s obligations.
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
Our capital requirements are primarily to support seasonal increases in inventory and inventory purchases for new stores, capital assets to support new, remodeled and relocated stores as well as investments in information technology infrastructure and systems. In recent years, we have financed operations and new store growth primarily with cash generated from operating activities and a $10.0 million private placement of our common stock which occurred in May of 2009. In July 2011, the Company borrowed an additional $5.0 million under the WFRF loan agreement to finance seasonal inventory purchases.
At July 2, 2011 and January 1, 2011, our working capital was $61.0 million and $72.8 million, respectively. Cash used in operations was $19.2 million for the six months ended July 2, 2011. This was principally the result of an $11.7 million increase in the net investment in inventory (change in inventory net of change in accounts payable) combined with a net loss of $15.3 million reduced by noncash expenses for depreciation and stock compensation totaling $9.3 million. For the six months ended July 3, 2010, cash used in operations was $9.3 million. This was primarily the result of a net loss of $17.2 million reduced by noncash expenses for depreciation and stock compensation totaling $8.4 million.
Net cash used in investing activities during the six months ended July 2, 2011 was $4.5 million, all of which related to capital expenditures. In fiscal 2011, we expect to spend approximately $8.0 to $9.0 million on capital expenditures, which includes approximately $2.5 million for new and remodeled stores, $3.0 million for store maintenance capital and the remainder used for information technology and distribution center equipment. For the six months ended July 3, 2010, we invested $5.2 million, all of which related to capital expenditures.
We believe the cash generated from operations and available borrowings under the line of credit agreement will be sufficient to finance our working capital and capital expenditure requirements for at least the next 12 months.
Critical Accounting Estimates
A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the fiscal 2010 Form 10-K. There were no changes in these policies during the second quarter of fiscal 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We invest cash balances in excess of operating requirements primarily in money market mutual funds. The fair value of our cash and equivalents at July 2, 2011 equaled carrying value. A hypothetical decrease in interest rates of 10 percent compared to the rates in effect at July 2, 2011 would reduce our interest income by less than $0.1 million annually.
As of July 2, 2011 we had $19.0 million outstanding under our line of credit. The interest rate on our line of credit fluctuates with market rates and therefore the fair value of this financial instrument will not be impacted by a change in interest rates. A 10 percent increase in interest rates would increase our interest expense by less than $0.1 million annually.
ITEM 4. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of July 2, 2011. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of July 2, 2011, our disclosure controls and procedures, as defined in Rule 13a-15(e), were effective to ensure that (i) information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Control over Financial Reporting
There were no changes in internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is involved in legal proceedings from time to time in the ordinary course of business. Management believes that none of these legal proceedings will have a materially adverse effect on the Company’s financial condition or results of operations. However, there can be no assurance that future costs of such legal proceedings would not be material to our financial condition, results of operations or cash flows.
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

A.C. MOORE ARTS & CRAFTS, INC.
Date: August 3, 2011	By:	/s/ Joseph A. Jeffries
Joseph A. Jeffries
Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2011	By:	/s/ Rodney Schriver
Rodney Schriver
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”).

31.2	Certification pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.