Form 10-Q
period 2011-10-01
A.C. Moore Arts & Crafts, Inc.
filed 2011-11-07
CIK 1042809

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended October 1, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Outstanding at November 1, 2011
Common Stock, no par value	25,431,076

A.C. MOORE ARTS & CRAFTS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)
(unaudited)

	October 1,	January 1,	October 2,
	2011	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$11,466	$39,970	$25,394
Inventories	122,822	111,266	122,233
Prepaid expenses and other current assets	8,438	9,104	8,484
Deferred tax assets	1,409	2,153	2,314

	144,135	162,493	158,425

Non-current assets:
Property and equipment, net	66,870	73,771	78,236
Other assets	1,016	1,192	1,442

	$212,021	$237,456	$238,103

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$24,000	$19,000	$19,000
Trade accounts payable	42,214	43,131	38,586
Accrued payroll and payroll taxes	3,409	2,224	2,011
Accrued expenses	21,900	22,815	23,519
Accrued lease liability	2,030	2,478	2,478

	93,553	89,648	85,594

Non-current liabilities:
Deferred tax liability and other	1,177	1,920	2,102
Accrued lease liability	13,055	14,475	14,620

	14,232	16,395	16,722

	107,785	106,043	102,316

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; none issued	—	—	—

Common stock, no par value, 40,000,000 shares authorized; shares issued and outstanding 25,431,076; 25,346,412; and 25,106,848 at October 1, 2011, January 1, 2011 and October 2, 2010, respectively	139,512	138,105	137,671

Accumulated deficit	(35,276)	(6,692)	(1,884)

	104,236	131,413	135,787

	$212,021	$237,456	$238,103

See accompanying notes to financial statements.

A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(unaudited)

	Quarter Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
Net sales	$99,338	$99,669	$301,070	$304,888
Cost of sales (including buying and distribution costs)	59,820	56,639	174,106	173,632

Gross margin	39,518	43,030	126,964	131,256
Selling, general and administrative expenses	52,213	50,384	153,897	153,797
Store pre-opening and closing expenses	321	562	1,256	1,645

Loss from operations	(13,016)	(7,916)	(28,189)	(24,186)
Interest expense	240	245	648	711
Interest (income)	(1)	(14)	(16)	(34)

Loss before income taxes	(13,255)	(8,147)	(28,821)	(24,863)
Provision for (benefit of) income taxes	20	—	(237)	509

Net loss	$(13,275)	$(8,147)	$(28,584)	$(25,372)

Basic net loss per share	$(0.54)	$(0.33)	$(1.16)	$(1.04)

Diluted net loss per share	$(0.54)	$(0.33)	$(1.16)	$(1.04)

Basic weighted average shares outstanding	24,734	24,494	24,674	24,413

Diluted weighted average shares outstanding	24,734	24,494	24,674	24,413
See accompanying notes to financial statements.

A.C. MOORE ARTS & CRAFTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	October 1,	October 2,
	2011	2010
Cash flows from operating activities:
Net loss	$(28,584)	$(25,372)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,174	11,889
Stock based compensation expense	1,512	1,166
Changes in assets and liabilities:
Inventories	(11,556)	(175)
Prepaid expenses and other current assets	667	1,227
Accounts payable	(917)	1,539
Accrued payroll, payroll taxes and accrued expenses	270	(1,023)
Accrued lease liability	(1,868)	(2,353)
Other	176	812

Net cash (used in) operating activities	(28,126)	(12,290)

Cash flows from investing activities:
Capital expenditures	(5,273)	(8,187)

Net cash (used in) investing activities	(5,273)	(8,187)

Cash flows from financing activities:
Exercise of stock options	(105)	(81)
Borrowing under line of credit	5,000	—

Net cash provided by (used in) financing activities	4,895	(81)

Net decrease in cash and cash equivalents	(28,504)	(20,558)

Cash and cash equivalents at beginning of period	39,970	45,952

Cash and cash equivalents at end of period	$11,466	$25,394

See accompanying notes to financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Basis of Presentation
The consolidated financial statements included herein include the accounts of A.C. Moore Arts & Crafts, Inc. and its wholly owned subsidiaries. As used herein, unless the context otherwise requires, all references to “A.C. Moore,” “the Company,” “we,” “our,” “us” and similar terms in this report refer to A.C. Moore Arts & Crafts, Inc. together with its subsidiaries. The Company is a specialty retailer of arts, crafts and floral merchandise for a wide range of customers. As of October 1, 2011, the Company operated a chain of 134 stores. The stores are located in the Eastern United States. The Company also serves customers nationally via its e-commerce site, www.acmoore.com.
The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported period and related disclosures. Significant estimates made as of and for the three and nine month periods ended October 1, 2011 and October 2, 2010 include, among others, provisions for shrinkage, capitalized buying, freight, warehousing and distribution costs related to inventory, the net realizable value of merchandise designated for clearance or slow-moving merchandise, the future rental obligations and carrying costs of closed stores and the liability for workers compensation, general liability and health insurance claims. Actual results could differ materially from those estimates. Certain prior year amounts have been reclassified to correspond to current year presentation.
These financial statements have been prepared by management without audit and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended January 1, 2011 (“fiscal 2010”). The current fiscal year will end on December 31, 2011 (“fiscal 2011”). Due to the seasonality of the Company’s business, the results for the interim periods are not necessarily indicative of the results for the year. The Company has included its balance sheet as of October 2, 2010 to assist in viewing the Company on a full-year basis. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair statement of the interim financial statements. In the opinion of management, all such adjustments are of a normal and recurring nature.
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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of October 1, 2011, January 1, 2011 and October 2, 2010:

		Fair Value Measurements Using
			Significant Other	Significant
		Quoted Prices in	Observable	Unobservable	Total
	Total Carrying	Active Markets	Inputs	Inputs	Gains
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)	(Losses)
Recurring
As of October 1, 2011
Cash and cash equivalents	$11,466	$11,466	$—	$—

As of January 1, 2011
Cash and cash equivalents	$39,970	$39,970	$—	$—

As of October 2, 2010
Cash and cash equivalents	$25,394	$25,394	$—	$—

Nonrecurring
As of January 1, 2011
Long-lived assets held and used (1)	$180	$—	$—	$180	$(905)

(1)	Represents retail store fixed assets written down to their fair value, resulting in an impairment charge which was included in earnings for the period ended January 1, 2011.
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
(3) Inventories
The Company values its inventory at the lower of cost or market, with cost determined using a weighted average method based upon the purchase order cost of merchandise at time of receipt. In addition, management includes the cost of purchasing, warehousing, and transportation in the cost of inventory. Vendor allowances, which primarily represent volume discounts and cooperative advertising funds, are recorded as a reduction in the cost of merchandise inventories. For merchandise where we are the direct importer, ocean freight and duty are included as inventory costs. These additional costs and cost adjustments are not assigned to specific units of inventory. Management uses all available information to determine the appropriate amount of net inventory costs to be recognized and deferred in each reporting period.
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

(4) Shareholders’ Equity
During the nine months ended October 1, 2011, shareholders’ equity changed as follows:

				Accumulated
				Other
	Number	Common	Accumulated	Comprehensive
(In thousands, except share data)	of Shares	Stock	Deficit	(Loss)	Total
Balance, January 1, 2011	25,346,412	$138,105	$(6,692)	$—	$131,413
Net loss	—	—	(28,584)	—	(28,584)

Total comprehensive loss					$(28,584)
Stock-based compensation expense	—	1,512	—	—	1,512
Restricted shares — net	84,664	(105)	—	—	(105)

Balance, October 1, 2011	25,431,076	$139,512	$(35,276)	$—	$104,236

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
As of October 1, 2011, there was $24.0 million borrowed under the line of credit, $3.1 million of outstanding stand-by letters of credit and availability of $32.9 million. As defined in the agreement, the Company is also required to maintain greater than $90.0 million in book value of inventory and have excess availability of more than 10 percent of the borrowing base or $6.0 million, whichever is less. There are no other debt service requirements during the term of this agreement.

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
Valuation allowances are recorded to reduce the carrying amount of deferred tax assets when it is more likely than not that such assets will not be realized. The Company has determined that it is necessary to record a valuation allowance against its net deferred tax assets due to, among other factors, the Company’s cumulative three-year loss position. Based on its historical and continuing operating losses, the Company has recorded a 100% valuation allowance against its net deferred tax assets and expects to continue to do so during fiscal 2011. As of October 1, 2011, the valuation allowance was $43.4 million. The closing of audits in the second quarter of fiscal 2011 reduced the amount of unrecognized tax benefits, which resulted in a current tax benefit of $0.3 million being recorded in the second quarter of 2011.
(7) Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(In thousands, except per share data)	2011	2010	2011	2010

Net loss	$(13,275)	$(8,147)	$(28,584)	$(25,372)

Weighted average shares:
Basic	24,734	24,494	24,674	24,413
Incremental shares from assumed exercise of stock options and stock appreciation rights	—	—	—	—

Diluted	24,734	24,494	24,674	24,413

Basic net loss per share	$(0.54)	$(0.33)	$(1.16)	$(1.04)

Diluted net loss per share	$(0.54)	$(0.33)	$(1.16)	$(1.04)

Stock options and stock appreciation rights excluded from calculation because exercise price was greater than average market price	2,610	2,007	2,206	2,007

Potentially dilutive shares excluded from the calculation as the result would be anti-dilutive	942	912	1,346	912

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

(9) Subsequent Events
On October 3, 2011, the Company entered into an Agreement and Plan of Merger with Nicole Crafts LLC, a Delaware limited liability company (“Nicole Crafts”), and Sbar’s Acquisition Corporation, a Pennsylvania corporation and wholly-owned subsidiary of Nicole Crafts (“Sbar’s Acquisition Corp.”). Nicole Crafts and Sbar’s Acquisition Corp. are affiliates of Sbar’s, Inc., a vendor of the Company (“Sbar’s”). The Merger Agreement was unanimously approved by A.C. Moore’s Board of Directors, upon the unanimous recommendation of a Special Committee of the Board, which was comprised solely of non-employee independent directors. The parties amended the merger agreement as of October 17, 2011 (such amendment, together with the Agreement and Plan of Merger dated October 3, 2011, the “Merger Agreement”).
The Offer and the Merger
Pursuant to the Merger Agreement, upon the terms and subject to the conditions thereof:
•	Sbar’s Acquisition Corp. was required to commence a tender offer (the “Offer”) no later than October 18, 2011 to acquire all of the outstanding shares of common stock, no par value, of the Company (“Company Common Stock”) at a purchase price of $1.60 per share net to the holders thereof in cash, without interest (the “Offer Price”), subject to applicable withholding taxes; and

•	as soon as practicable after the consummation of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Sbar’s Acquisition Corp. will merge with and into the Company (the “Merger” and, together with the Offer, the “Transactions”) with the Company continuing as the surviving corporation and a direct wholly-owned subsidiary of Nicole Crafts.
The Merger Agreement also provides that the Merger may be consummated regardless of whether the Offer is completed, but if the Offer is not completed, the Merger will only be able to be consummated after the shareholders of the Company have adopted the Merger Agreement at a meeting of shareholders. Sbar’s Acquisition Corp. commenced the tender offer on October 18, 2011.
In the Merger, each outstanding share of the Company’s common stock, other than shares held by Nicole Crafts or Sbar’s Acquisition Corp. or by shareholders who have validly exercised their dissenters rights (to the extent available under Pennsylvania law), will be converted into the right to receive cash in an amount equal to the Offer Price.
Top-Up Option
If, following completion of the Offer, Sbar’s Acquisition Corp. owns at least 80% of the then outstanding shares of Company Common Stock on a Fully-Diluted Basis (assuming the issuance of the Top-Up Option shares as described below), the parties have agreed to take all necessary and appropriate action to complete the Merger without a meeting of Company shareholders pursuant to the “short form” merger procedures available under Pennsylvania law. The Company has also granted to Sbar’s Acquisition Corp. an irrevocable option (the “Top-Up Option”), which Sbar’s Acquisition Corp. may exercise on or prior to the second Business Day after the acceptance for payment of shares of Company Common Stock tendered in the Offer, if necessary, to purchase from the Company the number of shares of Common Stock that, when added to the shares of Company Common Stock already owned by Nicole Crafts or any of its subsidiaries following consummation of the Offer, constitutes one share of Company Common Stock more than 80% of the shares of Common Stock then outstanding on a Fully-Diluted Basis (assuming the issuance of the Top-Up Option shares). In the event that Sbar’s Acquisition Corp. does not hold at least 80% of the outstanding shares of Company Common Stock following the consummation of the Offer, including through exercise of the Top-Up Option, the Company must obtain the approval of the Company’s shareholders to consummate the Merger. In this event, the Company will call and convene a shareholder meeting to obtain this approval, and Nicole Crafts and Sbar’s Acquisition Corp. will vote all shares of Company Common Stock acquired by them pursuant to the Offer in favor of the adoption of the Merger Agreement and the consummation of the Merger, thereby assuring approval of the Merger.

Offer Conditions and Merger Conditions
The obligation of Sbar’s Acquisition Corp. to accept for payment and pay for all shares of Company Common Stock tendered in the Offer is subject to the satisfaction of a number of conditions set forth in the Merger Agreement, including: (i) at least 70.7% of the shares of Company Common Stock then outstanding, on a Fully-Diluted Basis, having been validly tendered in (and not withdrawn from) the Offer (the “Minimum Tender Condition”), (ii) the receipt of financing, in an amount sufficient to consummate the Offer and the Merger, by Nicole Crafts or Sbar’s Acquisition Corp. or confirmation from the lenders that such financing will be available at Closing, (iii) the absence of a Material Adverse Effect on the Company and its subsidiaries, and (iv) other customary conditions. Except for the Minimum Tender Condition, the foregoing conditions may be waived by Nicole Crafts or Sbar’s Acquisition Corp. In the event that the Minimum Tender Condition is not met, and in certain other circumstances, the parties have agreed to complete the Merger without the prior completion of the Offer, after receipt of the affirmative vote of a majority of the votes cast by all holders of Company Common Stock entitled to vote on the adoption of the Merger Agreement. The consummation of the Merger would be subject to similar conditions as the Offer conditions, other than the addition of the shareholder approval requirement, if the Offer Closing does not occur, and the inapplicability of the Minimum Tender Condition.
Financing of Nicole Crafts and Sbar’s Acquisition Corp.
Nicole Crafts and Sbar’s Acquisition Corp. represented in the Merger Agreement that they will have available sufficient funds (including the amounts deposited in escrow pursuant to the Deposit Escrow Agreement (as defined below)) and a commitment from Wells Fargo Bank, National Association, or one or more comparable financial institutions (the “Wells Fargo Commitment”) to enable them to have sufficient funds (the “Financing”) to permit Sbar’s Acquisition Corp. to perform all of its obligations under the Merger Agreement. Nicole Crafts and Sbar’s Acquisition Corp. agreed to use commercially reasonable efforts to obtain the Financing on the terms and conditions described in the Wells Fargo Commitment. If any portion of the Financing becomes unavailable on the terms and conditions contemplated by the Wells Fargo Commitment, Nicole Crafts and Sbar’s Acquisition Corp. agreed to use commercially reasonable efforts to arrange and obtain alternative financing from alternative sources in an amount sufficient to consummate the transactions contemplated by the Merger Agreement. Wells Fargo Bank, National Association, also serves as the Deposit Escrow Agent (as defined below) under the Deposit Escrow Agreement described below. Wells Fargo Retail Finance, LLC is the Company’s senior secured lender.
Representations and Warranties; Covenants
The Merger Agreement includes customary representations, warranties and covenants of the Company, Nicole Crafts and Sbar’s Acquisition Corp. Under the terms of the Merger Agreement, the Company has also agreed to certain covenants prohibiting the Company from soliciting, or providing information or entering into discussions concerning proposals relating to alternative business combination transactions, except in limited circumstances relating to unsolicited proposals that are, or may reasonably be expected to become, a Superior Proposal.
Termination
The Merger Agreement includes customary termination provisions for both the Company and Nicole Crafts, including, among others, by either party if the Merger is not consummated on or before December 30, 2011. The Company may also terminate the Merger Agreement in order to accept a Superior Proposal. In connection with the termination of the Merger Agreement under specified circumstances, the Company will be required to pay Nicole Crafts a termination fee of $2.0 million.

Amendment to the Merger Agreement
On October 17, 2011, the Company entered into Amendment No. 1 to the Merger Agreement (“Amendment No. 1”) with Nicole Crafts and Sbar’s Acquisition Corp.
The Merger Agreement initially provided Nicole Crafts with the right to designate directors to the Company Board in certain circumstances. Pursuant to Amendment No. 1, the parties agreed to, among other things, eliminate such right, and Amendment No. 1 provides that the Company has no obligation to enable any designee of Nicole Crafts to be elected and/or designated to the Company Board.
The Merger Agreement also provides for certain covenants applicable to the Company relating to the ordinary conduct of its business. The Merger Agreement initially provided that such covenants were to apply until the earlier of the Effective Time and the time that Nicole Crafts’ designees to the Company Board constitute at least a majority of the Company Board (the “Covenant Period”). Pursuant to Amendment No. 1, the parties agreed to modify the Covenant Period to be the earlier of the Effective Time of the Merger and three business days after the Offer Closing.
In addition, the Merger Agreement initially provided that (i) the Company would use commercially reasonable efforts to cause the Company Board to have at least three Continuing Directors in the event that Nicole Crafts’ designees are elected or designated to the Company Board until the Effective Time (the “Continuing Director Period”) and (ii) that the affirmative vote of a majority of Continuing Directors was required to take certain actions from the time that Parent’s designees are elected or designated to the Company Board until the Effective Time (the “Continuing Director Approval Period”). Pursuant to Amendment No. 1, the parties agreed (i) to modify the Continuing Director Period and the Continuing Director Approval Period to be from the date of the Offer Closing until the Effective Time and (ii) that the obligation to cause the Continuing Directors to be on the Company Board shall be Nicole Crafts’ obligation.
Deposit Escrow Agreement
Nicole Crafts and Sbar’s Acquisition Corp. are newly-formed entities that were formed for the purpose of entering into the Merger Agreement with the Company and acquiring the Company. As such, in order to provide some security for the obligations of Nicole Crafts and Sbar’s Acquisition Corp. to consummate the Transactions, concurrently with the execution of the Merger Agreement, a Deposit Escrow Agreement (the “Deposit Escrow Agreement”) was entered into by and among Nicole Crafts, Sbar’s Acquisition Corp., the Company and Wells Fargo Bank, National Association, as deposit escrow agent (the “Deposit Escrow Agent”). Pursuant to the terms of the Deposit Escrow Agreement, Sbar’s Acquisition Corp. has deposited $20 million (the “Escrow Amount”) into an escrow account.
Pursuant to the Deposit Escrow Agreement, if the Closing does not occur on or prior to December 30, 2011, and all conditions to the obligations of Nicole Crafts and Sbar’s Acquisition Corp. to consummate the Merger have been satisfied or waived, or all conditions to the obligations of the Company to consummate the Merger have not been satisfied or waived, then, subject to the Final Determination, as defined in the Deposit Escrow Agreement, the Escrow Amount will be distributed to the Company. However, if the Merger is not consummated by December 30, 2011, and all conditions to the obligations of Nicole Crafts and Sbar’s Acquisition Corp. to consummate the Merger have not been satisfied or waived and all conditions to the obligations of the Company to consummate the Merger have been satisfied or waived, then, subject to the Final Determination, the Escrow Amount will be returned to Sbar’s Acquisition Corp.

Limited Guaranty
The Merger Agreement provides for customary indemnification by the Surviving Corporation in favor of the Indemnified Parties as described in the Merger Agreement. Sbar’s agreed to guarantee such indemnification obligations, subject to certain limitations, pursuant to the Limited Guaranty, dated as of October 3, 2011 (the “Guaranty”), made and delivered by Sbar’s to the Company, in favor of, and for the benefit of, the Guaranteed Parties (as defined in the Guaranty).
The Merger Agreement contains customary representations and warranties the Company, Nicole Crafts and Sbar’s Acquisition Corp. made to each other as of specific dates. The assertions embodied in those representations and warranties were made solely for purposes of the contracts among the Company, Nicole Crafts and Sbar’s Acquisition Corp. and may be subject to important qualifications and limitations agreed to by the Company, Nicole Crafts and Sbar’s Acquisition Corp. in connection with the negotiated terms, including, but not limited to, information in confidential disclosure schedules provided by the Company in connection with the signing of the Merger Agreement. These disclosure schedules contain information that modifies, qualifies and creates exceptions to the representations and warranties set forth in the Merger Agreement. Moreover, some of those representations and warranties may not be accurate or complete as of any specified date, may be subject to a contractual standard of materiality different from those generally applicable to shareholders or may have been used for purposes of allocating risk among the Company, Nicole Crafts and Sbar’s Acquisition Corp. rather than establishing matters as facts. The Company’s shareholders and other investors are not third-party beneficiaries under the Merger Agreement and should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or conditions of the Company, Nicole Crafts, Sbar’s Acquisition Corp. or any of their respective subsidiaries or affiliates.
Further details with respect to the Merger Agreement can be found in other filings with the U.S. Securities and Exchange Commission made by the Company, including, but not limited to, the Solicitation / Recommendation Statement on Schedule 14D-9 filed by the Company with the SEC on October 18, 2011 and any amendments to the Schedule 14D-9. Capitalized terms which are used in this Form 10-Q but not defined have the meanings ascribed to them in the Merger Agreement, Deposit Escrow Agreement or Guaranty.
Shareholder Demand and Litigation related to the Offer and the Merger
Subsequent to A.C. Moore’s announcement of the Merger Agreement, the board of directors of A.C. Moore (the “Board”) received a demand letter and three lawsuits have been commenced in connection with the transactions contemplated by the Merger Agreement.
Demand Letter
On October 6, 2011, the Board received a letter (the “Demand Letter”) from David Raul (“Raul”), a purported shareholder of A.C. Moore. Raul alleged that the members of the Board had breached their fiduciary duties to A.C. Moore and its shareholders in connection with the Transactions. Raul demanded that the Board remedy the foregoing breaches of fiduciary duties. On October 12, 2011, the Board appointed a special committee to consider the allegations set forth in the demand letter. On October 26, 2011, Raul filed a putative class and derivative action lawsuit as more fully described below.
Shareholder Lawsuits
On October 11, 2011, a putative class action lawsuit captioned Provoncha v. A.C. Moore Arts & Crafts, Inc., et al., Docket No. C 147-11, was filed in the Superior Court of New Jersey, Chancery Division, Camden County (the “Provoncha Action”). On October 26, 2011, Raul filed a putative class action and shareholder derivative lawsuit captioned Raul v. Joyce, et. al., Case ID 111003505, in the Court of Common Pleas of Philadelphia County (the “Raul Action”). On October 31, 2011, a putative shareholder derivative lawsuit captioned Heffernan v. Joyce, et al., Docket Number C 157-11, was filed in the Superior Court of New Jersey, Chancery Division, Camden County (the “Heffernan Action” and, together with the Provoncha Action and the Raul Action, the “Actions”). The complaints for the Actions name as defendants the members of the Board, Parent and Merger Sub. The Provoncha Action also names A.C. Moore as a defendant and the Raul and Heffernan Actions name A.C. Moore as a nominal defendant, as these claims were brought derivatively on behalf of A.C. Moore.

The complaints for the Actions generally allege, among other things, claims for breaches of fiduciary duties against the Board in connection with the Transactions and that Parent and Merger Sub aided and abetted the purported breaches of fiduciary duties. The complaints also allege that the Solicitation/Recommendation Statement on Schedule 14D-9, as amended (the “Schedule 14D-9”), filed by A.C. Moore with the SEC in connection with the Offer contains materially misleading statements and/or omits material information. The complaints generally seek, among other things, injunctive relief, including enjoining the Board, and anyone acting in concert with them, from proceeding with the transactions contemplated by the Merger Agreement and an award of attorneys’ fees and other fees and costs, in addition to other relief. A.C. Moore believes the plaintiffs’ allegations lack merit.
Memorandum of Understanding
On November 3, 2011, solely to avoid the costs, disruption, and distraction of further litigation and without admitting the validity of any allegations made in the Demand Letter or the Actions, or any liability with respect thereto or that any further supplemental disclosure is required under any applicable rule, statute, regulation or law, the parties to the Actions and the Demand Letter signed a memorandum of understanding (the “MOU”) regarding a proposed settlement of the Actions and the Demand Letter. In connection with the MOU, A.C. Moore has agreed to amend the Schedule 14D-9 to include certain supplemental disclosures (the “Supplemental Disclosures”), which A.C. Moore has included in an amendment to the Schedule 14D-9 filed on November 4, 2011 and are set forth in the Item 8.01 Form 8-K filed by A.C. Moore on November 4, 2011. The proposed settlement is contingent upon, among other items, the execution of a formal stipulation of settlement, confirmatory discovery by the plaintiffs, court approval of the settlement in the Court of Common Pleas of Philadelphia County and consummation of the transactions as set forth in the Merger Agreement. Subject to satisfaction of the conditions set forth in the MOU, the stipulation of settlement will provide that, among other things, the defendants will be released by the plaintiffs, and all members of any relevant class of A.C. Moore shareholders, from all claims arising out of the transactions, the Actions and the Demand Letter, upon which occurrence the plaintiffs in the New Jersey Actions will take all necessary steps to terminate those Actions with prejudice. The MOU further provides that A.C. Moore, its successor and/or its insurer will pay to the plaintiffs’ counsel an amount not more than $250,000 as is approved by court order, in the aggregate, for their services and disbursements in the Actions and the Demand Letter. In the event the settlement is not approved or such conditions are not satisfied, A.C. Moore intends to continue to contest the Actions and the Demand Letter vigorously; however, there can be no assurance that A.C. Moore will be successful in its defense.

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

Overview
Recent Developments
See Notes to Consolidated Financial Statements in Note 9 for a discussion of the Agreement and Plan of Merger (the “Merger Agreement”) entered into on October 3, 2011 and related agreements with Nicole Crafts LLC and Sbar’s Acquisition Corporation, each affiliates of Sbar’s, Inc., a vendor of the Company.
General
We are a specialty retailer of arts, crafts and floral merchandise for a wide range of customers. Our first store opened in Moorestown, New Jersey in 1985. As of October 1, 2011, we operated 134 stores in the Eastern United States. Our stores typically range from 20,000 to 25,000 square feet with an average of 22,800 square feet. We also serve customers nationally through our e-commerce site, www.acmoore.com.
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
For the three months ended October 1, 2011, comparable store sales decreased by 0.7 percent, while gross margin as a percent of sales decreased by 3.4 percent over the third quarter of last year. The decline in comparable store sales was primarily due to weak sales in paper crafting and kids crafts. The sales declines in these two departments were greater than our total comparable store sales decline for the quarter. Categories that had an increase in comparable store sales for the quarter include yarn, everyday floral and cake decorating/candy making.
The decrease in gross margin was primarily the result of a decline in merchandise gross margin and a reduction in vendor allowances, partially offset by improvements in inventory control and security. We remain focused on margin enhancement opportunities in 2011 by continuing our everyday shelf pricing and promotional price optimization initiatives, along with continued improvements in inventory control and security. However, competitive pressure and further deterioration in an already weakened retail environment could result in additional downward pressure on comparable store sales or cause us to be more promotional than we currently expect, which would have a negative impact on margin.
Business and Operating Strategy
We have experienced net losses in each of the last three years. These losses have primarily been the result of declines in same store sales for each of the past four years. In the third quarter of fiscal 2011, same store sales declined 0.7 percent and we had a net loss of $13.3 million. We anticipate a net loss in fiscal 2011. Management’s primary business and operating initiatives, as discussed below, are designed to address what we believe to be opportunities to improve our results. These initiatives support our focus on driving sales, improving store profitability and increasing gross margin.

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
Improve store profitability. We continue to strive to improve our store profitability. During 2011, we will continue to focus on improving store profitability using the following tactics:
•	Real estate portfolio strategy. During 2011, we opened two new stores, and remodeled four stores. Management reviews opportunities to open stores in new and existing markets and to relocate or remodel existing stores where strategically prudent and economically viable. Existing stores are reviewed on a periodic basis to identify underperforming locations for potential relocation, remodeling or closure. We also continue to renegotiate existing leases with the goal of lowering the cost of occupancy in our stores, with a focus on underperforming locations.

•	Store operations leadership. In fiscal 2010, we reorganized our store operations leadership team to provide more training and development capabilities within our field organization.
Increase gross margin. We are focused on increasing gross margin through the category management process where we regularly review our product mix and optimize our regular and promotional prices and supply chain.
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

Results of Operations
The following table sets forth, for the periods indicated selected statement of operations data expressed as a percentage of net sales and the number of stores open at the end of each such period:

	Quarter Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.2	56.8	57.8	56.9

Gross margin	39.8	43.2	42.2	43.1
Selling, general and administrative expenses	52.6	50.6	51.1	50.5
Store pre-opening and closing expenses	0.3	0.6	0.4	0.5

Loss from operations	(13.1)	(8.0)	(9.3)	(7.9)
Interest expense (income), net	0.2	0.2	0.2	0.2

Loss before income taxes	(13.3)	(8.2)	(9.5)	(8.1)
Provision for (benefit of) income taxes	0.0	0.0	(0.1)	0.2

Net loss	(13.4)%	(8.2)%	(9.4)%	(8.3)%

Number of stores open at end of period	134	135
Quarter Ended October 1, 2011 Compared to Quarter Ended October 2, 2010
Net Sales. Net sales decreased $0.3 million, or 0.3%, to $99.3 million in the three months ended October 1, 2011 from $99.7 million during the three months ended October 2, 2010. This decrease is comprised of (i) a comparable store sales decrease of $0.6 million, or 0.7%, (ii) a net increase in sales of $1.8 million from new stores not included in the comparable store base and e-commerce sales, and (iii) a decrease in sales of $1.5 million from stores closed since October 2, 2010. The decline in comparable store sales was primarily due to weak sales in paper crafting and kids crafts. These department losses exceeded our total comparable store sales loss during the quarter. Categories that had an increase in comparable store sales for the quarter include yarn, everyday floral and cake decorating/candy making.
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

Gross Margin. Gross margin is net sales minus the cost of merchandise, purchasing and receiving costs, inbound freight, duties related to import purchases, internal transfer costs and warehousing costs. Gross margin as a percent of net sales was 39.8% for the three months ended October 1, 2011, and 43.2% for the three months ended October 2, 2010, a decrease of 3.4 percentage points. The decrease in gross margin was primarily the result of a decline in merchandise gross margin and reduced vendor allowances, partially offset by improvements in inventory control and security.
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
Selling, general and administrative expenses were $52.2 million in the third quarter of fiscal 2011, which was an increase of $1.8 million compared to the $50.4 million of expense in the third quarter of fiscal 2010. As a percent of sales, selling, general and administrative expenses increased 2.0 percentage points to 52.6% from 50.6%. This increase was primarily the result of expenses relating to the entry into the merger agreement with affiliates of Sbar’s, Inc. announced on October 4, 2011 and the pending tender offer.
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
Store pre-opening and closing expenses for the third quarter of fiscal 2011 totaled $0.3 million for the one store that closed during the quarter and revisions in the estimates for future rent obligations for stores that were closed in prior years. Fiscal 2010 third quarter expenses of $0.6 million were primarily related to the one store that opened and the one store that closed during the quarter, and ongoing operating costs for stores previously closed.
Interest Income and Expense. We had net interest expense of $0.2 million in both the third quarter of fiscal 2011 and fiscal 2010.
Income Taxes. Based upon its historical and continuing operating losses, the Company is recording a 100 percent valuation allowance against its net deferred tax assets and expects to continue to do so for the remainder of fiscal 2011. The closing of the Internal Revenue Service audits described below, in the third quarter of fiscal 2011, reduced the amount of unrecognized tax benefits, which resulted in a current tax benefit of $0.3 million being recorded in the second quarter of 2011.
In June of 2010, the Company reached an agreement with the Internal Revenue Service on all open audit issues relating to the 2003 through 2008 tax years. This agreement resulted in a $0.5 million reduction of a refund related to a previously filed net operating loss carry back claim which was recorded as income tax expense in the second quarter of 2010.
Nine Months Ended October 1, 2011 Compared to Nine Months Ended October 2, 2010
Net Sales. Net sales decreased $3.8 million, or 1.3% to $301.1 million in the nine months ended October 1, 2011 from $304.9 million in the comparable 2010 period. This decrease is comprised of (i) a comparable store sales decrease of $4.0 million, or 1.4%, (ii) an increase in net sales of $5.2 million from new stores not included in the comparable store base and e-commerce sales, and (iii) a net sales decrease of $5.0 million from stores closed since the comparable period last year. The decline in comparable store sales can be attributed to weak sales in paper crafting, kids crafts and seasonal products. Categories that had an increase in comparable store sales for the first nine months of 2011 include yarn, everyday floral and cake decorating/candy making.

Gross Margin. Gross margin is net sales minus the cost of merchandise, purchasing and receiving costs, inbound freight, duties related to import purchases, internal transfer costs and warehousing costs. Gross margin as a percent of net sales was 42.2% for the nine months ended October 1, 2011, and 43.1% for the nine months ended October 2, 2010, a decrease of 0.9 percentage points. The decrease in gross margin was primarily the result of a decline in merchandise gross margin and reduced vendor allowances, partially offset by improvements in inventory control and security.
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
Selling, general and administrative expenses were $153.9 million in the first three quarters of fiscal 2011, an increase of $0.1 million compared to the $153.8 million in the first three quarters of fiscal 2010. This increase was primarily attributable to an increase in store payroll and expenses relating to entry into the merger agreement with affiliates of Sbar’s, Inc. announced on October 4, 2011 and the pending tender offer, partially offset by a decrease in advertising expenses. As a percent of sales, selling, general and administrative expenses were 51.1% this year compared to 50.5% last year. This increase is the result of relatively flat expenses being measured against declining store sales.
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
In the first nine months of 2011, store preopening and closing expense totaled $1.3 million which includes costs for the two stores opened and two stores closed during the period and expenses related to revisions in the estimates for the future rent obligations, net of sub-lease income for stores that were closed in prior years. In the first nine months of 2010, we incurred store pre-opening and closing expenses of $1.6 million which is primarily related to revisions in the estimates for the future rent obligations, net of sub-lease income for stores that were closed in prior years plus costs for the two stores that opened and the two stores that closed last year.
Interest Income and Expense. In the first nine months of 2011 the Company had net interest expense of $0.6 million compared to net interest expense of $0.7 million in the first nine months of fiscal 2010.
Income Taxes. Based upon its historical and continuing operating losses, the Company is recording a 100 percent valuation allowance against its net deferred tax assets and expects to continue to do so for the remainder of fiscal 2011. The closing of the Internal Revenue Service audits described below, in the second quarter of fiscal 2011, reduced the amount of unrecognized tax benefits, which resulted in a current tax benefit of $0.3 million being recorded in that quarter.
In June of 2010, the Company reached an agreement with the Internal Revenue Service on all open audit issues relating to the 2003 through 2008 tax years. This agreement resulted in a $0.5 million reduction of a refund related to a previously filed net operating loss carry back claim and was recorded as income tax expense in the second quarter of 2010.

Liquidity and Capital Resources
We have experienced net losses in each of the past three years and anticipate a net loss in fiscal 2011. These losses are primarily the result of declines in same store sales for each of the last four years. In the third quarter of fiscal 2011, same store sales declined 0.7 percent and we had a net loss of $13.3 million.
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
As of October 1, 2011, there was $24.0 million borrowed under the line of credit, $3.1 million of outstanding stand-by letters of credit and availability of $32.9 million. As defined in the agreement, the Company is also required to maintain greater than $90.0 million in book value of inventory and have excess availability of more than 10 percent of the borrowing base or $6.0 million, whichever is less. There are no other debt service requirements during the term of this agreement.
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
As of October 1, 2011 and January 1, 2011, our working capital was $50.6 million and $72.8 million, respectively. Cash used in operations was $28.1 million for the nine months ended October 1, 2011. This was principally the result of a $12.5 million increase in the net investment in inventory (change in inventory net of change in accounts payable) combined with a net loss of $28.6 million reduced by noncash expenses for depreciation and stock compensation totaling $13.7 million. For the nine months ended October 2, 2010, cash used in operations was $12.3 million. This was primarily the result of a net loss of $25.4 million reduced by noncash expenses for depreciation and stock compensation totaling $13.1 million.

Net cash used in investing activities during the nine months ended October 1, 2011 was $5.3 million, all of which related to capital expenditures. For the nine months ended October 2, 2010, we invested $8.2 million, all of which related to capital expenditures.
We believe the cash generated from operations and available borrowings under the line of credit agreement will be sufficient to finance our working capital and capital expenditure requirements for at least the next 12 months.
Critical Accounting Estimates
A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the fiscal 2010 Form 10-K. There were no changes in these policies during the third quarter of fiscal 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We invest cash balances in excess of operating requirements primarily in money market mutual funds. The fair value of our cash and equivalents at October 1, 2011 equaled carrying value. A hypothetical decrease in interest rates of 10 percent compared to the rates in effect at October 1, 2011 would reduce our interest income by less than $0.1 million annually.
As of October 1, 2011 we had $24.0 million outstanding under our line of credit. The interest rate on our line of credit fluctuates with market rates and therefore the fair value of this financial instrument will not be impacted by a change in interest rates. A 10 percent increase in interest rates would increase our interest expense by less than $0.1 million annually.

ITEM 4.	CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of October 1, 2011. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of October 1, 2011, our disclosure controls and procedures, as defined in Rule 13a-15(e), were effective to ensure that (i) information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Control over Financial Reporting
There were no changes in internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Shareholder Demand and Litigation related to the Offer and the Merger
Subsequent to A.C. Moore’s announcement of the Merger Agreement, the board of directors of A.C. Moore (the “Board”) received a demand letter and three lawsuits have been commenced in connection with the transactions contemplated by the Merger Agreement.
Demand Letter
On October 6, 2011, the Board received a letter (the “Demand Letter”) from David Raul (“Raul”), a purported shareholder of A.C. Moore. Raul alleged that the members of the Board had breached their fiduciary duties to A.C. Moore and its shareholders in connection with the Transactions. Raul demanded that the Board remedy the foregoing breaches of fiduciary duties. On October 12, 2011, the Board appointed a special committee to consider the allegations set forth in the demand letter. On October 26, 2011, Raul filed a putative class and derivative action lawsuit as more fully described below.
Shareholder Lawsuits
On October 11, 2011, a putative class action lawsuit captioned Provoncha v. A.C. Moore Arts & Crafts, Inc., et al., Docket No. C 147-11, was filed in the Superior Court of New Jersey, Chancery Division, Camden County (the “Provoncha Action”). On October 26, 2011, Raul filed a putative class action and shareholder derivative lawsuit captioned Raul v. Joyce, et. al., Case ID 111003505, in the Court of Common Pleas of Philadelphia County (the “Raul Action”). On October 31, 2011, a putative shareholder derivative lawsuit captioned Heffernan v. Joyce, et al., Docket Number C 157-11, was filed in the Superior Court of New Jersey, Chancery Division, Camden County (the “Heffernan Action” and, together with the Provoncha Action and the Raul Action, the “Actions”). The complaints for the Actions name as defendants the members of the Board, Parent and Merger Sub. The Provoncha Action also names A.C. Moore as a defendant and the Raul and Heffernan Actions name A.C. Moore as a nominal defendant, as these claims were brought derivatively on behalf of A.C. Moore.
The complaints for the Actions generally allege, among other things, claims for breaches of fiduciary duties against the Board in connection with the Transactions and that Parent and Merger Sub aided and abetted the purported breaches of fiduciary duties. The complaints also allege that the Solicitation/Recommendation Statement on Schedule 14D-9, as amended (the “Schedule 14D-9”), filed by A.C. Moore with the SEC in connection with the Offer contains materially misleading statements and/or omits material information. The complaints generally seek, among other things, injunctive relief, including enjoining the Board, and anyone acting in concert with them, from proceeding with the transactions contemplated by the Merger Agreement and an award of attorneys’ fees and other fees and costs, in addition to other relief. A.C. Moore believes the plaintiffs’ allegations lack merit.
Memorandum of Understanding
On November 3, 2011, solely to avoid the costs, disruption, and distraction of further litigation and without admitting the validity of any allegations made in the Demand Letter or the Actions, or any liability with respect thereto or that any further supplemental disclosure is required under any applicable rule, statute, regulation or law, the parties to the Actions and the Demand Letter signed a memorandum of understanding (the “MOU”) regarding a proposed settlement of the Actions and the Demand Letter. In connection with the MOU, A.C. Moore has agreed to amend the Schedule 14D-9 to include certain supplemental disclosures (the “Supplemental Disclosures”), which A.C. Moore has included in an amendment to the Schedule 14D-9 filed on November 4, 2011 and are set forth in the Item 8.01 Form 8-K filed by A.C. Moore on November 4, 2011. The proposed settlement is contingent upon, among other items, the execution of a formal stipulation of settlement, confirmatory discovery by the plaintiffs, court approval of the settlement in the Court of Common Pleas of Philadelphia County and consummation of the transactions as set forth in the Merger Agreement. Subject to satisfaction of the conditions set forth in the MOU, the stipulation of settlement will provide that, among other things, the defendants will be released by the plaintiffs, and all members of any relevant class of A.C. Moore shareholders, from all claims arising out of the transactions, the Actions and the Demand Letter, upon which occurrence the plaintiffs in the New Jersey Actions will take all necessary steps to terminate those Actions with prejudice. The MOU further provides that A.C. Moore, its successor and/or its insurer will pay to the plaintiffs’ counsel an amount not more than $250,000 as is approved by court order, in the aggregate, for their services and disbursements in the Actions and the Demand Letter. In the event the settlement is not approved or such conditions are not satisfied, A.C. Moore intends to continue to contest the Actions and the Demand Letter vigorously; however, there can be no assurance that A.C. Moore will be successful in its defense.

ITEM 1A.	RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed under Part 1 — “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011, which could materially adversely affect our business, financial condition, operating results and cash flows. These risks and uncertainties are not the only ones we face. Risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, operating results or cash flows.
There have been no material changes to the risk factors disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011, except for the risk factors described below.
Failure to complete our proposed merger with an affiliate of Sbar’s, Inc. could negatively impact our stock price and our future business and financial results.
On October 3, 2011, we entered into an Agreement and Plan of Merger, as amended as of October 17, 2011, with Nicole Crafts LLC, referred to as Parent, and Sbar’s Acquisition Corporation, a wholly-owned subsidiary of Parent, referred to as Merger Sub. Parent and Merger Sub are affiliates of Sbar’s, Inc., our vendor.
Under the terms of the merger agreement, Parent has agreed to acquire A.C. Moore through a two-step transaction, consisting of a tender offer by Merger Sub for all of our outstanding common stock at a price of $1.60 per share without interest thereon and less any applicable withholding or stock transfer taxes, followed by the merger of Merger Sub with and into A.C. Moore, with A.C. Moore surviving as a wholly owned subsidiary of Parent. The merger agreement also provides that the merger may be consummated regardless of whether the tender offer is completed, but if the tender offer is not completed, the merger will only be able to be consummated after the shareholders of A.C. Moore have adopted the merger agreement at a meeting of shareholders. See Note 9 to Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q for additional information regarding this transaction.
If the proposed tender offer and merger are not completed, our ongoing businesses may be adversely affected and, without realizing any of the benefits of having completed the merger, we would be subject to a number of risks, including, but not limited to, the following:
•	we may experience negative reactions from our vendors and employees;

•	the current market price of our common stock may reflect a market assumption that the tender offer and merger will occur and a failure to complete the tender offer or the merger could result in a negative perception by the stock market and a resulting decline in the market price of our common stock;

•	certain costs relating to the tender offer and merger, including certain investment banking, financing, legal and accounting fees and expenses, must be paid even if the merger is not completed, and we may be required to pay a fee of $2.0 million to Parent if the merger agreement is terminated under specified circumstances; and

•	there may be substantial disruption to our business and distraction of our management and employees from day-to-day operations because matters related to the tender offer and merger (including integration planning) may require substantial commitments of time and resources, which could otherwise have been devoted to other opportunities that could have been beneficial to us.
If the risks described above materialize, they may materially adversely affect our business, financial results and stock price.
We may have difficulty retaining and motivating officers and other key employees in light of our recently announced merger agreement with Parent and Merger Sub.
Uncertainty about the effect of the proposed tender offer and merger on our officers and employees may have an adverse effect on us. This uncertainty may impair our ability to retain and motivate key personnel during the pendency of the merger, as employees may experience uncertainty about their future roles with us and with Parent. If we are unable to retain and motivate key personnel, we could face disruptions in our operations, loss of existing customers and loss of key information, expertise or know-how, which may adversely affect our business and financial results.

Business uncertainties and contractual restrictions while the proposed tender offer and merger is pending may have an adverse effect on us.
Uncertainty about the effect of the proposed tender offer and merger on vendors, partners and customers may have an adverse effect on us. These uncertainties may cause vendors, customers and others that deal with us to defer purchases or other decisions concerning us or seek to change existing business relationships with us. In addition, the merger agreement restricts us from taking certain specified actions without Parent’s approval. These restrictions could prevent us from pursuing certain business opportunities that may arise prior to the completion of the merger. The adverse effect of such disruptions could be exacerbated by a delay in the completion of the tender offer or merger or termination of the merger agreement.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not Applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not Applicable.

ITEM 4.	REMOVED AND RESERVED
Not Applicable.

ITEM 5.	OTHER INFORMATION
Not Applicable.

ITEM 6.	EXHIBITS

2.1.1	(1)	Agreement and Plan of Merger by and among A.C. Moore Arts & Crafts, Inc., Nicole Crafts LLC and Sbar’s Acquisition Corporation dated as of October 3, 2011.

2.1.2	(2)	Amendment No. 1 to Agreement and Plan of Merger by and among A.C. Moore Arts & Crafts, Inc., Nicole Crafts LLC and Sbar’s Acquisition Corporation dated as of October 17, 2011.

10.1	(1)	Deposit Escrow Agreement, dated as of October 3, 2011, by and among Nicole Crafts LLC, Sbar’s Acquisition Corporation, A.C. Moore Arts & Crafts, Inc. and Wells Fargo Bank, National Association.

10.2	(1)	Limited Guaranty, dated as of October 3, 2011, made and delivered by Sbar’s, Inc. to A.C. Moore Arts & Crafts, Inc. in favor of, and for the benefit of, the Guaranteed Parties named therein.

99.1	(3)	Memorandum of Understanding, dated as of November 3, 2011.

31.1		Certification pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”).

31.2		Certification pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Form 8-K filed on October 4, 2011.

(2)	Incorporated by reference to the Company’s Form 8-K filed on October 18, 2011.

(3)	Incorporated by reference to the Company’s Schedule 14D-9/A filed on November 4, 2011.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A.C. MOORE ARTS & CRAFTS, INC.
Date: November 7, 2011	By:	/s/ Joseph A. Jeffries
Joseph A. Jeffries
Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2011	By:	/s/ Rodney Schriver
Rodney Schriver
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.		Description

2.1.1	(1)	Agreement and Plan of Merger by and among A.C. Moore Arts & Crafts, Inc., Nicole Crafts LLC and Sbar’s Acquisition Corporation dated as of October 3, 2011.

2.1.2	(2)	Amendment No. 1 to Agreement and Plan of Merger by and among A.C. Moore Arts & Crafts, Inc., Nicole Crafts LLC and Sbar’s Acquisition Corporation dated as of October 17, 2011.

10.1	(1)	Deposit Escrow Agreement, dated as of October 3, 2011, by and among Nicole Crafts LLC, Sbar’s Acquisition Corporation, A.C. Moore Arts & Crafts, Inc. and Wells Fargo Bank, National Association.

10.2	(1)	Limited Guaranty, dated as of October 3, 2011, made and delivered by Sbar’s, Inc. to A.C. Moore Arts & Crafts, Inc. in favor of, and for the benefit of, the Guaranteed Parties named therein.

99.1	(3)	Memorandum of Understanding, dated as of November 3, 2011.

31.1		Certification pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”).

31.2		Certification pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”).

32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Form 8-K filed on October 4, 2011.

(2)	Incorporated by reference to the Company’s Form 8-K filed on October 18, 2011.

(3)	Incorporated by reference to the Company’s Schedule 14D-9/A filed on November 4, 2011.