Form 10-K/A
period 2011-01-01
A.C. Moore Arts & Crafts, Inc.
filed 2011-11-14
CIK 1042809

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 2)
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

EXPLANATORY NOTE
A.C. Moore Arts & Crafts, Inc. (“A.C. Moore”) is filing this Amendment No. 2 on Form 10-K/A (the “Amended 10-K”) to the Annual Report on Form 10-K for the fiscal year ended January 1, 2011 as originally filed on March 31, 2011 (the “Original 10-K”) to correct the inadvertent omission of the signature of A.C. Moore’s principal financial officer from the signature page of the Original 10-K. This Amended 10-K only amends the signature page to the extent described above, and does not amend any other information in the Original 10-K. This Amended 10-K does not update the Original 10-K to reflect events, results or developments concerning A.C. Moore’s business, financial condition or results of operations occurring after the Original 10-K or modify or update those disclosures for subsequent events. Except for the foregoing amended item, this Amended 10-K continues to describe conditions as of the date of the Original 10-K. Among other things, and without limiting the foregoing, forward looking statements made in the Original 10-K have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original 10-K, and such forward looking statements should be read in their historical context.

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

Signature	Capacity	Date

/s/ Joseph A. Jeffries Joseph A. Jeffries	Chief Executive Officer (Principal Executive Officer)	March 31, 2011

/s/ David Stern David Stern	Executive Vice President and Chief Financial and Administrative Officer (Principal Financial Officer)	March 31, 2011

/s/ Rodney B. Schriver Rodney B. Schriver	Vice President and Controller (Principal Accounting Officer)	March 31, 2011

/s/ Michael J. Joyce Michael J. Joyce	Chairman of the Board of Directors	March 31, 2011

/s/ Joseph F. Coradino Joseph F. Coradino	Director	March 31, 2011

/s/ Neil A. McLachlan Neil A. McLachlan	Director	March 31, 2011

/s/ Thomas S. Rittenhouse Thomas S. Rittenhouse	Director	March 31, 2011

/s/ Lori J. Schafer Lori J. Schafer	Director	March 31, 2011

Exhibit Index

Exhibit Number		Description

3.1	(1)	Articles of Incorporation.

3.1.1	(2)	Amendment to Articles of Incorporation.

3.1.2	(3)	Amendment to Articles of Incorporation.

3.2	(4)	Amended and Restated Bylaws.

4.1	(18)	Registration Rights Agreement, dated May 27, 2009.

+10.1	(1)	1997 Employee, Director and Consultant Stock Option Plan.

+10.2	(1)	Form of Incentive Stock Option Agreement under the 1997 Employee, Director and Consultant Stock Option Plan.

+10.3	(5)	2002 Stock Option Plan.

+10.4	(6)	Form of Incentive Stock Option/Non-Qualified Option Agreement under the 2002 Stock Option Plan.

+10.5	(7)	2007 Annual Incentive Plan.

+10.6	(8)	2007 Stock Incentive Plan.

+10.6.1	(19)	Amendment to 2007 Stock Incentive Plan.

+10.7	(8)	Form of Stock Unit Agreement under the 2007 Stock Incentive Plan.

+10.8	(8)	Form of Nonqualified Stock Option Agreement under the 2007 Stock Incentive Plan.

+10.9	(8)	Form of Incentive Stock Option Agreement under the 2007 Stock Incentive Plan.

+10.10	(8)	Form of Stock Appreciation Rights Agreement under the 2007 Stock Incentive Plan.

+10.11	(8)	Form of Restricted Stock Agreement under the 2007 Stock Incentive Plan.

10.12	(9)	Amended and Restated Loan Agreement, dated as of May 31, 2008, between the Company and Wachovia Bank, National Association (“Wachovia”).

Exhibit Number		Description

10.13	(9)	Amendment to Loan Documents, dated as of May 31, 2008, between the Company and Wachovia.

10.14	(9)	Amended and Restated Promissory Note, dated as of May 31, 2008, between the Company and Wachovia.

10.15	(10)	Promissory Note and Loan Modification, dated as of September 18, 2008, between the Company and Wachovia Bank, National Association.

10.16	(11)	Amended and Restated Swap Transaction Confirmation, signed on December 8, 2006 and effective as of November 27, 2006.

10.17	(11)	Amended and Restated Swap Transaction Confirmation, signed on December 8, 2006 and effective as of November 27, 2006.

10.18	(20)
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